Form 10-Q
period 2010-09-30
Campus Crest Communities, Inc.
filed 2010-11-26
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34872
CAMPUS CREST COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2481988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Rexford Road, Suite 414, Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)
(704) 496-2500
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐            No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐            No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2010
Common Stock, $0.01 par value per share	30,682,215 shares

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

i

Item 1. Financial Statements
CAMPUS CREST COMMUNITIES PREDECESSOR
CONDENSED COMBINED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investment in real estate, net:
Student housing properties	$348,053	$347,157
Accumulated depreciation	(52,648)	(38,999)
Development in process	3,923	3,300

Investment in real estate, net	299,328	311,458
Investment in uncombined entities	3,955	2,980
Cash and cash equivalents	4,809	2,902
Restricted cash and investments	4,015	3,377
Student receivables, net of allowance for doubtful accounts of $81 and $133, respectively	1,318	577
Cost in excess of construction billings	2,879	3,938
Other assets	11,157	6,564

Total assets	$327,461	$331,796

Liabilities and deficit
Liabilities:
Mortgage and construction loans	$329,262	$329,102
Lines of credit and other debt	13,562	9,978
Related party loans	9,421	4,092
Accounts payable and accrued expenses	27,732	20,029
Other liabilities	8,166	11,311

Total liabilities	388,143	374,512

Equity (deficit):
Owner’s deficit	(58,664)	(50,090)
Noncontrolling interest	(2,018)	7,374

Total deficit	(60,682)	(42,716)

Total liabilities and deficit	$327,461	$331,796

See accompanying notes to condensed combined financial statements.

CAMPUS CREST COMMUNITIES PREDECESSOR
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Student housing leasing	$12,247	$11,380	$36,690	$32,599
Student housing services	430	468	1,856	1,479
Development, construction and management services	4,253	17,605	34,991	54,863

Total revenues	16,930	29,453	73,537	88,941
Operating expenses:
Student housing operations	6,536	6,153	19,991	17,569
Development, construction and management services	4,378	16,825	33,022	52,518
General and administrative	1,174	1,861	3,792	4,315
Ground leases	59	47	153	142
Depreciation and amortization	4,507	4,550	13,935	13,665

Total operating expenses	16,654	29,436	70,893	88,209
Equity in loss of uncombined entities	(49)	(32)	(243)	(32)

Operating income (loss)	227	(15)	2,401	700
Nonoperating income (expenses):
Interest expense	(6,708)	(4,341)	(17,395)	(11,710)
Change in fair value of interest rate derivatives	178	(1,106)	356	1,574
Other income	1	32	45	12

Total nonoperating expenses	(6,529)	(5,415)	(16,994)	(10,124)

Net loss	(6,302)	(5,430)	(14,593)	(9,424)
Net loss attributable to noncontrolling interest	(2,264)	(2,096)	(7,290)	(4,156)

Net loss attributable to Predecessor	$(4,038)	$(3,334)	$(7,303)	$(5,268)

See accompanying notes to condensed combined financial statements.

CAMPUS CREST COMMUNITIES PREDECESSOR
CONDENSED COMBINED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Dollars in thousands)
(Unaudited)

	Owner’s	Noncontrolling
	Deficit	Interest	Total
Equity (deficit), December 31, 2009	$(50,090)	$7,374	$(42,716)
Contributions	443	673	1,116
Distributions	(1,714)	(2,775)	(4,489)
Net loss	(7,303)	(7,290)	(14,593)

Deficit, September 30, 2010	$(58,664)	$(2,018)	$(60,682)

See accompanying notes to condensed combined financial statements.

CAMPUS CREST COMMUNITIES PREDECESSOR
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(14,593)	$(9,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,935	13,665
Amortization of deferred financing costs	637	622
Accretion of interest expense	3,481	—
Bad debt expense	260	1,037
Unrealized gain on interest rate derivatives	(4,437)	(2,813)
Equity in loss of uncombined entities	243	32
Changes in operating assets and liabilities:
Restricted cash and investments	(638)	549
Student receivables, net	(1,001)	(1,109)
Construction billings	162	(3,065)
Accounts payable and accrued expenses	8,330	5,541
Other	(3,858)	(1,602)

Net cash provided by operating activities	2,521	3,433

Investing activities:
Investments in development in process	(761)	(13,250)
Investments in student housing properties	(1,821)	(958)
Investments in uncombined entities	(251)	(1,885)
Purchase of corporate fixed assets	—	(78)

Net cash used in investing activities	(2,833)	(16,171)

Financing activities:
Proceeds from construction loans	498	9,826
Proceeds from lines of credit and related party loans	5,560	9,831
Principal payments on construction loans	(338)	—
Payments on lines of credit and related party loans	(128)	(8,424)
Contributions from owner	443	—
Contributions from noncontrolling interest	673	863
Distributions to owner	(1,714)	(1,318)
Distributions to noncontrolling interest	(2,775)	(3,071)

Net cash provided by financing activities	2,219	7,707

Net change in cash and cash equivalents	1,907	(5,031)
Cash and cash equivalents at beginning of period	2,902	11,041

Cash and cash equivalents at end of period	$4,809	$6,010

Supplemental disclosure of cash flow information:
Interest paid	$11,370	$10,122
Non-cash investing and financing activity:
Conversion of note payable to equity interest	$—	$600
Change in payables related to capital expenditures	$(627)	$(6,158)
Accrued costs related to investments in uncombined entities	$(225)	$—
Contribution to real estate venture:
Land	$—	$3,025
Construction loan	$—	$2,550
See accompanying notes to condensed combined financial statements.

CAMPUS CREST COMMUNITIES PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
1. Organization and Description of Business
     Campus Crest Communities Predecessor (the “Predecessor,” “we,” “us” or “our”) is engaged in the business of developing, constructing, owning and managing high-quality, purpose-built student housing properties in the United States. The Predecessor is not a legal entity, but rather a combination of certain vertically-integrated operating companies under common ownership. The Predecessor reflects the historical combination of all facets of business operations of the student housing related entities of Campus Crest Group, LLC (“CCG”) including the development, construction, ownership and management of student housing properties. CCG controls, through its subsidiaries, the operations of each of these entities included in these combined financial statements:
•	Campus Crest Development, LLC;

•	Campus Crest Construction, LLC;

•	The Grove Student Properties, LLC (d/b/a Campus Crest Real Estate Management); and

•	Campus Crest Properties, LLC and its subsidiaries, including certain limited liability companies and limited partnerships that have varying ownership interests in 27 student housing properties located on or near 26 colleges and universities in 11 states.
     Campus Crest Communities, Inc. (along with its subsidiaries, the “Company”) was incorporated in the State of Maryland on March 1, 2010. On October 19, 2010, the Company completed an initial public offering (the “Offering”) of its common stock. As a result of the Offering and certain formation transactions entered into in connection therewith (the “Formation Transactions”), the Company currently owns general partner and limited partner interests in Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”). The Offering and Formation Transactions were designed to (i) continue the operations of the Predecessor, (ii) reduce outstanding mortgage and construction loan indebtedness, (iii) enable the Company to acquire additional interests in certain of its student housing properties, (iv) fund development costs, (v) fund joint venture capital requirements, and (vi) establish sufficient working capital for general corporate purposes. The exchange of entities or interests therein for limited partnership interests in the Operating Partnership (“OP units”) will be accounted for as a reorganization of entities under common control. As a result, the Company’s assets and liabilities will be reflected at their historical cost basis. The Company intends to elect and qualify to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2010.
     The following tables illustrate the number of properties, both operating and under construction, at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Properties	Properties	Effective ownership
	in operation	under construction	percentage
Combined entities (1)(2)	20	—	0.1-52%
Uncombined entities (3)	7	—	0.1-10%

Total	27	—

	December 31, 2009
	Properties	Properties	Effective ownership
	in operation	under construction	percentage
Combined entities (1)	20	—	5-52%
Uncombined entities	4	3	5-10%

Total	24	3

(1)	In November 2009, we sold 90% of our ownership interest in Campus Crest at Milledgeville, LLC. The transaction did not qualify as a sale under United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) and Campus Crest at Milledgeville, LLC remained a combined entity as of September 30, 2010 and December 31, 2009. See note 5.

(2)	In September 2010, we sold 99.9% of our ownership interest in Campus Crest at Carrollton, LLC. The transaction did not qualify as a sale under U.S. GAAP and Campus Crest at Carrollton, LLC remained a combined entity as of September 30, 2010. See note 5.

(3)	In March 2010, we sold 99% of our ownership interest in the uncombined real estate venture that owns these entities and related operating assets. The transaction did not qualify as a sale of an interest under U.S. GAAP and the affected entities are accounted for at their pre-sale net ownership interests as of September 30, 2010. See notes 4 and 5.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The Predecessor reflects a combination of certain student housing related activities and entities that are commonly controlled by CCG. Due to their common control, the financial statements of the separate entities which own the properties and service businesses are presented on a combined basis. The accompanying condensed combined financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all the information and footnotes required by U.S. GAAP for complete financial statements and are unaudited.
     The accompanying condensed combined financial statements include the accounts of the Predecessor and its subsidiaries, including ventures in which we have a controlling interest. Interests in consolidated entities which are not wholly owned by the Predecessor are reflected as noncontrolling interests in the condensed combined financial statements. The Predecessor also has an interest in uncombined entities which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.
     The unaudited interim condensed combined financial statements should be read in conjunction with the Predecessor’s audited combined financial statements and accompanying notes for the year ended December 31, 2009 included in the Prospectus of the Company dated October 13, 2010, filed with the Securities and Exchange Commission on October 14, 2010, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or the full year.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate, fair value of financial assets and liabilities, including derivatives, and allowance for doubtful accounts. It is at least reasonably possible that these estimates could change in the near term.
Investment in Real Estate
     Investment in real estate is recorded at historical cost. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	40 years
Improvements	20 years
Furniture, fixtures and equipment	3-10 years
     The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes, and deferred financing costs recognized while the project is under construction. Additionally, the Predecessor capitalizes certain internal costs related to the development and construction of its student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.
     Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the accompanying condensed combined statements of operations. As of September 30, 2010 and December 31, 2009, we have deferred approximately $3.9 million and $3.3 million, respectively, in pre-development costs related to development projects that have not yet been acquired or for which construction has not commenced. Such costs are included in development in process on the accompanying condensed combined balance sheets.
     Management assesses whether there has been impairment in the value of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of investment in real estate is measured by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property. Impairment is recognized when estimated future undiscounted cash flows are less than the carrying value of the property. The estimation of future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an impairment to the carrying value of our long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary.
Noncontrolling Interest
     Noncontrolling interest is the portion of equity in the Predecessor’s combined subsidiaries which is not attributable to the owner. Accordingly, noncontrolling interests are reported as a component of equity in the accompanying condensed combined balance sheets but separate from owner’s deficit. On the condensed combined statements of operations, operating results are reported at their combined amount, including both the amount attributable to us and to noncontrolling interests.
Real Estate Ventures
     We hold interests in all of our properties, both under development and in operation, through interests in both combined and uncombined real estate ventures. The Predecessor assesses its investments in real estate ventures in accordance with applicable guidance under U.S. GAAP to determine if a venture is a Variable Interest Entity (“VIE”). We consolidate entities that are defined as VIEs and for which we are determined to be the primary beneficiary. In instances where we are not the primary beneficiary, we do not consolidate the entity for financial reporting purposes. For entities that are not defined as VIEs, management first considers whether we are the general partner or a limited partner (or the equivalent in such investments which are not structured as partnerships). We consolidate entities where we are the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control and, therefore, consolidation for financial reporting purposes.
     For entities where we are the general partner (or the equivalent) but do not control the real estate venture, as the other partners (or the equivalent) hold substantive participating rights, we use the equity method of accounting. For entities where we are a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate we control the entity, we consolidate the entity; otherwise we record our investment using the equity method of accounting.
     Under the equity method, investments are initially recognized on the balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions, and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover the investment from future expected discounted cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

Student Housing Revenue
     Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. We recognize revenues on a straight-line basis over the term of the lease contracts. Generally, each executed contract is required to be accompanied by a signed parental guaranty. Amounts received in advance of the occupancy period are recorded as deferred revenues and included in other liabilities on the accompanying condensed combined balance sheets. Service revenues are recognized when earned.
Development, Construction and Management Services
     Development and construction service revenue is recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs. Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Costs in excess of construction billings are expected to be collected within one year.
     Development and construction service revenue is recognized for contracts with entities we do not combine. For projects where the revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of the Predecessor’s ownership interest in the uncombined entity. Any incentive fees, net of the impact of our ownership interest if the entity is an uncombined entity, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. When total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as additional investment in the uncombined entity.
     Management fees, net of elimination to the extent of our ownership in uncombined entities, are recognized when earned in accordance with each management contract for entities we do not combine. Incentive management fees are recognized when the incentive criteria are met.
Derivative Instruments and Hedging Activities
     In certain instances, interest rate swap agreements used to manage floating interest rate exposure are executed with respect to amounts borrowed, or forecasted to be borrowed, under credit facilities. These contracts effectively exchange existing or forecasted obligations to pay interest based on floating rates for obligations to pay interest based on fixed rates. All derivative instruments are recognized as either assets or liabilities on the combined balance sheet at their respective fair values. As of September 30, 2010 and December 31, 2009, our derivatives have not met the requirements for hedge accounting treatment; therefore, all gains and losses related to derivative instruments are recorded in the condensed combined statements of operations as a component of change in fair value of interest rate derivatives. Also included within this line item are any required monthly settlements on the swaps as well as all cash settlements paid.
Fair Value of Financial Instruments
     Financial instruments consist primarily of cash, cash equivalents, student receivables, interest rate swaps, accounts payable, mortgages, construction loans payable and lines of credit and other debt. The carrying value of cash, cash equivalents, student receivables, accounts payable and lines of credit and other debt are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair values of mortgages and construction loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages, construction loans and lines of credit. The fair value of mortgage and construction loans are disclosed in note 6.
     The fair value of interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities and the creditworthiness of the swap counterparties.
     The Predecessor measures financial and non-financial assets and liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
     Level 1—Observable inputs, such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

     Level 2—Other inputs that are observable directly or indirectly, such as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
     Level 3—Unobservable inputs for which there is little or no market data and for which the Predecessor makes its own assumptions about how market participants would price the asset or liability.
     Fair value is defined as the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
     Interest rate swaps measured at fair value at September 30, 2010 are as follows (amounts in thousands):

Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable Inputs	Unobservable	Balance at
	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	September 30, 2010
Other liabilities:
Interest rate swaps	$—	$(1,612)	$—	$(1,612)
Commitments and Contingencies
     Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Income Taxes
     The combined entities of the Predecessor are all limited liability companies or limited partnerships and have elected to be taxed as partnerships for federal income tax purposes. Therefore, no provision for income taxes has been recorded since all income and losses of the Predecessor are allocated to the owners for inclusion in their respective tax returns.
Other Comprehensive Income
     We have no elements of other comprehensive income. As a result, there is no difference between net loss as shown in the condensed combined statements of operations and comprehensive loss.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance changing the consolidation analysis for VIEs and requiring a qualitative analysis to determine the primary beneficiary. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. It requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must combine the VIE. The Predecessor adopted this guidance on January 1, 2010, and the adoption did not have a material impact on our condensed combined financial statements.
3. Student Housing Properties
     Student housing properties, net, consisted of the following as of (amounts in thousands):

	September 30,	December 31,
	2010	2009
Land	$24,578	$24,578
Buildings and improvements	282,647	284,619
Furniture, fixtures and equipment	40,828	37,960

	348,053	347,157
Accumulated depreciation	(52,648)	(38,999)

	$295,405	$308,158

4. Investment in Uncombined Entities
     As of September 30, 2010, we had three real estate ventures with Harrison Street Real Estate (“HSRE”), a real estate private equity firm. Following completion of the Offering and Formation Transactions on October 19, 2010, however, the Company is party only to one real estate venture arrangement with HSRE in which we own a 49.9% interest that relates to six properties, and which is accounted for as an investment in an uncombined entity.
     HSRE I. Our first real estate venture with HSRE, HSRE-Campus Crest I, LLC, which we refer to as HSRE I, indirectly owned 100% interests in the following seven properties at September 30, 2010 and December 31, 2009: The Grove at Conway, The Grove at Huntsville, The Grove at Lawrence, The Grove at Moscow, The Grove at San Angelo, The Grove at San Marcos and The Grove at Statesboro. As of September 30, 2010, we owned a 0.1% interest in HSRE I and HSRE owned the remaining 99.9%. Prior to the March 26, 2010 transaction described in note 5, we owned a 10% interest in HSRE I and HSRE owned the remaining 90%.
     In connection with the Offering and the Formation Transactions on October 19, 2010, the Company purchased a 49.8% interest in HSRE I from HSRE and purchased an additional 50.1% interest in The Grove at San Marcos, with the result that the Company owned 100% of the Grove at San Marcos on October 19, 2010.
     In general, we are responsible for the day-to-day management of HSRE I’s business and affairs, provided that major decisions must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE I, we receive or have in the past received fees for providing services to the properties held by HSRE I pursuant to development and construction agreements and property management agreements. We have granted to an entity related to HSRE I a right of first opportunity with respect to certain development or acquisition opportunities identified by us. This right of first opportunity will terminate at such time as HSRE shall have funded at least $40 million of equity to HSRE I and/or certain related ventures. As of September 30, 2010, HSRE had funded approximately $35 million of the $40 million right of first opportunity. HSRE I will dissolve upon the disposition of substantially all of its assets or the occurrence of certain events specified in the agreement between us and HSRE.
     HSRE II. Our second real estate venture with HSRE, HSRE-Campus Crest II, LLC, which we refer to as HSRE II, indirectly owned a 100% interest in The Grove at Milledgeville at September 30, 2010. In November 2009, an entity in which we held a 50% interest sold a 100% interest in The Grove at Milledgeville to HSRE II, and retained an ownership interest in HSRE II of 10%. In connection with the Offering and the Formation Transactions on October 19, 2010, the Company purchased the 90% interest in HSRE II held by HSRE, with the result that the Company owned 100% of The Grove at Milledgeville on October 19, 2010, and HSRE II was dissolved.
     HSRE III. Our third real estate venture with HSRE, HSRE-Campus Crest III, LLC, which we refer to as HSRE III, indirectly owned a 100% interest in The Grove at Carrollton at September 30, 2010. In September 2010, an entity in which we held a 38% interest sold a 100% interest in The Grove at Carrollton to HSRE III, and retained an ownership interest in HSRE III of 0.1%. In connection with the Offering and the Formation Transactions on October 19, 2010, the Company purchased the 99.9% interest in HSRE III held by HSRE, with the result that the Company owned 100% of The Grove at Carrollton on October 19, 2010, and HSRE III was dissolved.
     We recorded equity in loss from uncombined entities for the three months ended September 30, 2010 and 2009 of $0. We recorded equity in loss from uncombined entities for the nine months ended September 30, 2010 and 2009 of $0.2 million and $0, respectively.

     Condensed combined financial information for our uncombined entities as of September 30, 2010 and December 31, 2009 and for the three months and nine months ended September 30, 2010 and September 30, 2009 is as follows (amounts in thousands):
Balance Sheets

	September 30,	December 31,
	2010	2009
Assets:
Student housing properties, net	$129,700	$72,488
Development in process	—	15,528
Other assets	7,860	4,377

Total assets	$137,560	$92,393

Liabilities and owners’ equity:
Construction debt	$100,668	$59,562
Other liabilities	6,479	3,210
Owners’ equity	30,413	29,621

Total liabilities and owners’ equity	$137,560	$92,393

Predecessor’s share of historical owners’ equity	$3,041	$2,962
Net difference in investment basis over net book value of underlying net assets (1)	914	18

Predecessor’s carrying value of investment in uncombined entity	$3,955	$2,980

(1)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the capitalization of additional investment in the uncombined entity offset by the elimination of service related revenue to the extent of our percentage ownership.
Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$3,716	$1,294	$7,827	$1,294
Expenses:
Operating expenses	1,729	662	4,401	662
Interest expense	1,201	468	3,094	468
Depreciation and amortization	1,122	576	2,711	576

Total expenses	4,052	1,706	10,206	1,706

Net loss	$(336)	$(412)	$(2,379)	$(412)

Predecessor’s share of net loss	$(49)	$(32)	$(243)	$(32)

5. Sales of Interests in Properties and Real Estate Ventures
     In November 2009, we sold 90% of our interest in The Grove at Milledgeville to HSRE II. We received proceeds from the sale of our interest of approximately $3.9 million. In connection with the Offering and the Formation Transactions, the Company repurchased the 90% interest in HSRE II held by HSRE, with the result that the Company owned 100% of The Grove at Milledgeville on October 19, 2010, and HSRE II was dissolved. Because of our continuing involvement in this asset and because this transaction had financing elements, we did not record this transaction as a sale for financial reporting purposes. The proceeds were recorded as a related party loan and we continued to combine the balance sheet and operations of Campus Crest at Milledgeville, LLC, the entity which owns the property, through September 30, 2010. The difference between the sale proceeds and contracted repurchase price was accreted and recorded as interest expense on the accompanying condensed combined statements of operations. For the three months ended September 30, 2010 and 2009, interest expense related to this transaction totaled approximately $0.5 million and $0, respectively. During the nine months ended September 30, 2010 and 2009, interest expense related to this transaction totaled approximately $1.5 million and $0, respectively.

     On March 26, 2010, we sold 99% of our interest in HSRE I, which represented a 9.9% interest in the underlying venture, to HSRE, and HSRE prepaid to us management fees related to certain properties. The total proceeds received from these transactions were $2.25 million. In connection with the Offering and the Formation Transactions, the Company repurchased the 9.9% interest in HSRE I. As a result, the transactions were accounted for as a financing. The difference between the proceeds received and the contracted repurchase amount was accreted and recorded as interest expense on the accompanying condensed combined statements of operations. For the three and nine months ended September 30, 2010, interest expense related to the transaction totaled approximately $0.4 million and $0.8 million, respectively.
     On September 28, 2010, we sold 99.9% of our interest in The Grove at Carrollton to HSRE III. We received proceeds from the sale of our interest of approximately $0.8 million. In connection with the Offering and the Formation Transactions, the Company repurchased the 99.9% interest in HSRE III held by HSRE, with the result that the Company owned 100% of The Grove at Carrollton on October 19, 2010, and HSRE III was dissolved. Because of our continuing involvement in this asset and because the transaction had financing elements, we did not record this transaction as a sale for financial reporting purposes. The proceeds were recorded as a related party loan and we continued to combine the balance sheet and operations of Campus Crest at Carrollton, LLC, the entity which owns the property, through September 30, 2010. The difference between the sale proceeds and contracted repurchase price was accreted and recorded as an interest expense on the accompanying condensed combined statements of operations. For the three and nine months ended September 30, 2010, interest expense related to this transaction totaled approximately $0.2 million.
6. Debt
     A detail of our construction and mortgage loans, lines of credit, other debt and related party loans is presented below (amounts in thousands):

	September 30,	December 31,
	2010	2009
Fixed-rate mortgage loans	$164,840	$164,840
Construction loans	164,422	164,262
Lines of credit and other debt	13,562	9,978
Related party loans	9,421	4,092

	$352,245	$343,172

     During the nine months ended September 30, 2010 and 2009, the following transactions occurred (amounts in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Balance at beginning of period	$343,172	$331,663
Additions:
Draws on lines of credit	2,540	9,831
Draws under construction loans	498	9,826
Proceeds from related party loans (1)	3,020	—
Accretion of interest expense (1)	3,481	—
Deductions:
Conversion of note to equity interest	—	(600)
Payments on lines of credit	(48)	(8,424)
Payments on construction loans	(338)	(2,550)
Payments on related party loans	(80)	—

Balance at end of period	$352,245	$339,746

(1)	Relates to sale of 90% of our interest in Campus Crest at Milledgeville, LLC, sale of 99.9% of our interest in Campus Crest at Carrollton, LLC, sale of 99% of our interest in HSRE I and the Encore transaction. See notes 4, 5 and 7.
     The estimated fair value of our construction and fixed rate mortgage loans at September 30, 2010 and December 31, 2009 was approximately $331.7 million and $331.0 million, respectively.

     Construction and mortgage loans are collateralized by properties and their related revenue streams. Construction and mortgage loans at September 30, 2010 and December 31, 2009 consisted of the following (dollar amounts in thousands):

		Principal	Principal	Stated	Interest	Interest
	Face	Outstanding at	Outstanding at	Interest	Rate at	Rate at	Maturity
	Amount	9/30/10	12/31/09	Rate	9/30/10	12/31/09	Date		Amortization
Construction loans

The Grove at Mobile-Phase II (3)	$15,875	$15,536	$15,874	Greater of LIBOR + 3.00% or 5.50%	5.50%	5.50%	10/31/2010	(3)	Amortizing
Construction Loan (nine properties) (1) (3)	157,550	148,886	148,388	LIBOR + 1.80%(1)	2.15%	2.03%	1/31/2010	(3)	Interest only

Mortgage loans
The Grove at Asheville	14,800	14,800	14,800	5.77%	5.77%	5.77%	4/11/2017		30 years
The Grove at Carrollton	14,650	14,650	14,650	6.13%	6.13%	6.13%	10/11/2016		30 years
The Grove at Las Cruces	15,140	15,140	15,140	6.13%	6.13%	6.13%	10/11/2016		30 years
Mortgage (six properties) (2) (3)	104,000	104,000	104,000	6.40%	6.40%	6.40%	2/28/2013	(3)	30 years
The Grove at Milledgeville	16,250	16,250	16,250	6.12%	6.12%	6.12%	10/1/2016		30 years

Total		$329,262	$329,102

(1)	Secured by The Grove at Cheney, The Grove at Jonesboro, The Grove at Lubbock, The Grove at Murfreesboro, The Grove at Stephenville, The Grove at Troy, The Grove at Waco, The Grove at Wichita and The Grove at Wichita Falls. At September 30, 2010 and December 31, 2009, approximately $136.4 million of the loan balance was hedged with a floating to fixed interest rate swap which, when taken together with the loan interest, fixes this portion of the loan’s interest rate at 6.0%.

(2)	Secured by The Grove at Abilene, The Grove at Ellensburg, The Grove at Greeley, The Grove at Jacksonville, The Grove at Mobile Phase I and The Grove at Nacogdoches.

(3)	Loan was fully repaid upon completion of the Offering on October 19, 2010.
Mortgage Loans
     In 2010 and 2009, we had in place secured permanent financing of approximately $164.8 million for 10 combined properties.
     The loans for The Grove at Asheville, The Grove at Carrollton, The Grove at Milledgeville and The Grove at Las Cruces generally require interest only payments, plus certain reserves and escrows, and are payable monthly for a period of five years. Monthly payments of principal and interest, plus certain reserve and escrow amounts, are due thereafter until maturity when all principal is due. Each loan has a 30-year amortization and is a non-recourse obligation subject to customary or immaterial exceptions. None of these loans are cross-defaulted or cross-collateralized with any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed, subject to prepayment penalties.
     The other mortgage loan was secured by six properties and had interest only payments with a balloon maturity date of February 28, 2013. This mortgage loan did not cross collateralize, nor was it cross defaulted to, any of the other debt facilities. This mortgage loan was repaid in full on October 19, 2010, upon completion of the Offering.
Construction Loans
     In June 2007, we closed a construction loan in a principal amount of $145.0 million of which $10.0 million was included to be available for the issuance of letters of credit. This construction loan had an original maturity date of October 31, 2010, and an amended maturity date of January 31, 2011. The loan had a weighted average interest rate of 3.21% and 2.37% as of September 30, 2010 and December 31, 2009, respectively. The loan was repaid in full on October 19, 2010, upon completion of the Offering.
     In 2007, we entered into agreements for debt totaling approximately $12.5 million with a related party who held a portion of the noncontrolling interests and was party to certain of our ground leases with VIEs. These loans accrued interest at LIBOR plus 1.80%, had an original maturity date of October 31, 2010, an amended maturity date of January 31, 2011, and were repaid in full on October 19, 2010, upon completion of the Offering.
     In December 2009, we modified and extended the property construction loan for The Grove at Mobile Phase II. Modifications to the loan included: (i) the face/commitment amount was reduced to $15.9 million from $16.4 million, (ii) the interest rate was changed from LIBOR plus 1.80% to the greater of LIBOR plus 3.00% or a floor rate of 5.50% and (iii) the maturity date was extended to October 31, 2010. The loan was a full recourse loan secured by The Grove at Mobile Phase II. The loan was repaid in full on October 19, 2010, upon completion of the Offering.

Lines of Credit and Other Debt
     The Predecessor obtained a $6.0 million line of credit in May 2007 with an interest rate of 10.50% per annum. Ownership of the lender included the Predecessor’s owner and a third-party investor in all of our combined property owning entities. Interest only payments were due August 1, 2007 and continuing quarterly thereafter with the entire principal balance, including accrued interest, due and payable in full April 30, 2009. In April 2009, the terms of the line of credit were amended. The new terms extended the maturity date to April 30, 2011 and increased the interest rate to 12.00% per annum. At September 30, 2010 and December 31, 2009, $6.0 million was outstanding on this line of credit. The line of credit was repaid in full on October 19, 2010, upon completion of the Offering.
     In July 2009, the Predecessor obtained a $4.0 million line of credit with an interest rate of prime plus 1.00% and with an interest rate floor of 5.00%. Interest only was payable monthly; all outstanding principal was originally due on August 5, 2010. The line’s maturity date was extended to October 15, 2010. The interest rate and outstanding principal balance on this line of credit at September 30, 2010 were 5.00% and $4.0 million, respectively. The line of credit was repaid in full on October 19, 2010, upon completion of the Offering.
Related Party Loans
     See note 5 for information related to our obligations to HSRE as a result of the transactions involving our interests in The Grove at Milledgeville, The Grove at Carrollton and our investment in HSRE I.
Compliance with Debt Covenants
     At September 30, 2010 and December 31, 2009, we were not in compliance with certain covenants under our construction loan with Wachovia Bank secured by nine properties. This loan was amended in August 2010, which (i) allowed us to bond over and/or cause to be released all remaining unresolved liens, (ii) waived our non-compliance with the debt service coverage covenant as of June 30, 2010, and for all prior quarters in which we were in violation of such covenant, and substituted a debt yield covenant in lieu of the debt service coverage covenant and (iii) extended the maturity of the loan to January 31, 2011. As described above, the loan was fully repaid on October 19, 2010, upon completion of the Offering, and such repayment cured all outstanding debt covenant violations related to this construction loan. Further, all liens related to the loan’s collateral were resolved or released.
     At September 30, 2010 and December 31, 2009, we were not in compliance with the covenant relating to unresolved liens or claims for materials or labor under HSRE I’s (an uncombined entity) construction loan with Wachovia Bank secured by The Grove at Moscow, The Grove at San Angelo and The Grove at San Marcos. In May 2010, the lender under this construction loan acknowledged and consented to our proposal for the payment and satisfaction of the liens out of the net proceeds from the Offering and waived our non-compliance with the covenant. All liens or claims for materials or labor were resolved and released in October 2010 upon completion of the Offering.
     At September 30, 2010 and December 31, 2009, we were not in compliance with covenants under our $104.0 million mortgage loan with Silverton Bank, secured by six of our properties, as a result of failing to meet the specified debt service coverage and debt yield percentage covenants set forth in the loan documents. On April 9, 2010, we received a waiver of non-compliance with the covenants from the lender under this mortgage loan for the periods ended October 31, 2009 and January 31, 2010. On May 13, 2010, we received a waiver of non-compliance with the covenants from the lender under this mortgage loan for the period ended April 30, 2010, and obtained a forward waiver of non-compliance for the periods ending July 31, 2010, October 31, 2010 and January 31, 2011. As described above, this loan was fully repaid on October 19, 2010, upon completion of the Offering.
7. Encore Transaction
     On August 2, 2010, we entered into an agreement with Encore Interests, Inc., a Delaware corporation (“Encore”), for the formation of CC-Encore, LLC, a Delaware limited liability company (“CC-Encore”), and we contributed to CC-Encore and pledged to Encore interests in certain of our properties and subsidiaries. Encore contributed $2.5 million to CC-Encore in exchange for a preferred membership interest. CC-Encore loaned the net proceeds from Encore’s contribution to one of our subsidiaries to be used for working capital purposes. The loan had an interest rate of 0.7% per annum and all principal and interest was payable on January 1, 2014 if CC-Encore did not exercise a payment demand prior to such date. Additionally, we were contractually obligated to repurchase the preferred membership interest upon completion of the Offering for $3.9 million. Pursuant to its contractual obligation, the Company purchased the preferred membership interest on October 19, 2010, upon completion of the Offering, for $3.9 million, at which time the venture with Encore was terminated and the Company owned 100% of the interests contributed to CC-Encore and pledged to Encore.
     At September 30, 2010, we were subject to financial and other covenants under the terms of the agreement pursuant to which Encore purchased the preferred membership interest. Because of our continuing involvement in these assets and because the transaction had financing elements, this transaction was accounted for as a financing. The difference between the price of the preferred membership interest and its repurchase price was accreted and recorded as interest expense on the accompanying condensed combined statement of operations. The amount of the financing, $2.5 million, and accreted interest are included in lines of credit and other debt on the accompanying condensed combined balance sheets as of September 30, 2010. For the three and nine months ended September 30, 2010, interest expense related to this transaction totaled approximately $1.0 million.
8. Derivative Instruments and Hedging Activities
     We use significant variable rate debt to finance our construction of student housing properties. These debt obligations expose us to variability in cash flows due to fluctuations in interest rates. In certain instances, management enters into derivative contracts to limit variability for a portion of our interest payments and to manage exposure to interest rate risk. We use derivative financial instruments, specifically interest rate swaps, for non-trading purposes.
     As of September 30, 2010 and December 31, 2009, the fair value of derivative contracts is recorded within other liabilities in the accompanying condensed combined balance sheets with changes in the fair value of derivatives recorded within the condensed combined statements of operations. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.
     The following table is a summary of the terms and the estimated fair value of the derivative contracts we were a party to at September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

			Weighted			Estimated Fair
			Average Fixed		Estimated Fair	Value at
		Notional	Interest		Value at	December 31,
Instrument	Hedged Item	Amount	Rate	Maturity Date	September 30, 2010	2009
Interest rate swap	30-day LIBOR variable interest rate	$136,409	6.00%	October 2010	$(955)	$(4,424)
Interest rate swap	30-day LIBOR variable interest rate	$45,000	3.44%	May 2011	(657)	(1,625)

					$(1,612)	$(6,049)

     The table below reflects the effect of interest rate derivative instruments on the condensed combined statements of operations for the three months and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not Designated	Recognized on the Combined	September 30,		September 30,
as Hedging Instruments	Statements of Operations	2010	2009	2010	2009
Interest rate swaps (receive float/pay fixed):
Monthly net settlements-cash settled	Change in fair value of interest rate derivatives	$(1,367)	$(619)	$(4,081)	$(929)
Mark to market adjustments-cash settled	Change in fair value of interest rate derivatives	—	(310)	—	(310)
Mark to market adjustments-non-cash	Change in fair value of interest rate derivatives	1,545	(177)	4,437	2,813

Total effect of derivative instruments on the combined statements of operations		$178	$(1,106)	$356	$1,574

9. Related Party Transactions
     The Predecessor wholly owns three entities that provide extensive services for entities that are both combined and not combined. Campus Crest Development, LLC (“Development”) serves as the developer and project manager for the same entities prior to and through the properties’ substantial completion. Campus Crest Construction, LLC (“Construction”) serves as the general contractor for entities we have an ownership interest in, including uncombined entities. The Grove Student Properties, LLC (d/b/a Campus Crest Real Estate Management) (“Management”) serves as the property manager for the same entities once the assets are placed into service and begin their real estate operations. Currently, neither Development, Construction nor Management performs services for entities in which we do not have an ownership interest.
     Development, construction and management services revenue recognized in the accompanying condensed combined statements of operations are from uncombined entities, net of eliminations due to our share of ownership. The following table illustrates revenue recognized and corresponding amounts eliminated in combination for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total Construction revenue	$4,221	$17,229	$36,357	$65,726
Eliminated Construction revenue	(429)	(732)	(3,660)	(14,115)

Construction revenue recognized from transactions with uncombined entities	$3,792	$16,497	$32,697	$51,611

Total Development revenue	$197	$1,392	$1,668	$3,710
Eliminated Development revenue	(19)	(676)	(166)	(1,428)

Development revenue recognized from transactions with uncombined entities	$178	$716	$1,502	$2,282

Total Management revenue	$910	$933	$2,688	$2,604
Eliminated Management revenue	(627)	(541)	(1,896)	(1,634)

Management revenue recognized from transactions with uncombined entities	$283	$392	$792	$970

10. Segments
     The operating segments in which management assesses performance and allocates resources are student housing operations and development, construction and management services. Our segments reflect management’s resource allocation and performance assessment in making decisions regarding the Predecessor. Our student housing leasing and student housing service revenues are aggregated within the student housing operations segment and our third-party services of development, construction and management are aggregated within the development, construction and management services segment.

     The following tables set forth our segment information as of and for the three months and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Student Housing Operations:
Revenues from external customers	$12,677	$11,848	$38,546	$34,078
Operating expenses	11,660	11,407	35,552	32,654

Operating income	1,017	441	2,994	1,424
Nonoperating expenses	(3,973)	(5,364)	(11,691)	(10,159)

Net loss	(2,956)	(4,923)	(8,697)	(8,735)
Net loss attributable to noncontrolling interest	(2,264)	(2,096)	(7,290)	(4,156)

Net loss attributable to Predecessor	$(692)	$(2,827)	$(1,407)	$(4,579)

Total segment assets at end of period	$284,564		$284,564

Development, Construction and Management Services:
Revenues from external customers	$4,253	$17,605	$34,991	$54,863
Intersegment revenues	1,075	1,949	5,722	17,177

Total revenues	5,328	19,554	40,713	72,040
Operating expenses	4,818	17,396	36,907	64,949

Operating income	510	2,158	3,806	7,091
Nonoperating income (expenses)	17	243	(14)	(87)

Net income	527	2,401	3,792	7,004

Net income attributable to Predecessor	$527	$2,401	$3,792	$7,004

Total segment assets at end of period	$24,032		$24,032

Reconciliations:
Total segment revenues	$18,005	$31,402	$79,259	$106,118
Elimination of intersegment revenues	(1,075)	(1,949)	(5,722)	(17,177)

Total combined revenues	$16,930	$29,453	$73,537	$88,941

Segment operating income	$1,527	$2,599	$6,800	$8,515
Interest expense	(6,708)	(4,341)	(17,395)	(11,710)
Change in fair value of interest rate derivatives	178	(1,106)	356	1,574
Net unallocated expenses and eliminations	(1,251)	(2,582)	(4,156)	(7,783)
Equity in loss of uncombined entities	(49)	(32)	(243)	(32)
Other income	1	32	45	12

Loss from continuing operations	$(6,302)	$(5,430)	$(14,593)	$(9,424)

Total segment assets	$308,596		$308,596
Unallocated corporate assets and eliminations	18,865		18,865

Total assets	$327,461		$327,461

11. Commitments and Contingencies
Commitments
     In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At September 30, 2010, management did not anticipate any material deviations from schedule or budget related to development projects currently in process.
     In the ordinary course of business, certain liens related to the construction of the student housing real estate property may be attached to the assets of the Company by contractors or suppliers. Campus Crest Construction, LLC is responsible as the general contractor for resolving these liens. At September 30, 2010 and December 31, 2009, there were unresolved liens or claims for materials or labor for The Grove at Cheney, The Grove at Jonesboro, The Grove at Lubbock, The Grove at Murfreesboro, The Grove at Stephenville, The Grove at Troy, The Grove at Waco, The Grove at Wichita and The Grove at Wichita Falls. The liens and claims relate to the role of Campus Crest Construction, LLC as general contractor in connection with the construction of these nine properties. As of September 30, 2010 and December 31, 2009, we have recorded a liability of approximately $2.0 million and $2.2 million relating to these liens and claims. These liens were released and all related claims were settled for their recorded amounts in October 2010 upon completion of the Offering.
     At September 30, 2010 and December 31, 2009, there were unresolved liens or claims for materials or labor for The Grove at Moscow, The Grove at San Angelo and The Grove at San Marcos. The liens and claims relate to the role of Campus Crest Construction, LLC as general contractor in connection with the construction of these three properties. As of September 30, 2010 and December 31, 2009, we have recorded a liability of approximately $0.3 million and $0.4 million relating to these liens and claims. These liens were released and all related claims were settled for their recorded amounts in October 2010 upon completion of the Offering.

Contingencies
     In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the combined financial position or combined results of operations of the Predecessor. We are not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us or our properties or subsidiaries, other than routine litigation arising in the ordinary course of business.
     We are not aware of any environmental liability with respect to the properties that could have a material adverse effect on our business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on our results of operations and cash flows.
12. Subsequent Events
     As discussed in note 1, on October 19, 2010, the Company closed its initial public offering of 28,333,333 shares of its common stock, par value $0.01 per share.
     In connection with the Offering and the Formation Transactions, on October 19, 2010, the Operating Partnership, the Company, Citibank, N.A., and other parties thereto, entered into a three-year, $125 million senior secured revolving credit facility. As of November 24, 2010, approximately $42.5 million was outstanding under this facility. Amounts outstanding under this facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the facility) plus a spread. The spread depends upon our leverage ratio and ranges from 2.75% to 3.50% for Eurodollar Rate based borrowings and from 1.75% to 2.50% for Base Rate based borrowings.
     On November 18, 2010, underwriters of the Company’s initial public offering closed on their option to purchase an additional 2,250,000 shares of common stock to cover the over allotment option granted by the Company to the underwriters. This transaction, which resulted in net proceeds to the Company of approximately $26.4 million, brought the total net Offering-related proceeds to the Company to approximately $352.2 million, after deducting the underwriting discount and estimated expenses payable by the Company.
     On November 16, 2010, Campus Crest at Valdosta, LLC, a Delaware limited liability company and subsidiary of the Company, entered into a Construction Loan Agreement with Community & Southern Bank, pursuant to which Community & Southern Bank agreed to extend to Campus Crest at Valdosta, LLC a construction loan in the principal amount of approximately $13.7 million. The construction loan will be used to finance the development of a student housing property in Valdosta, Georgia. The construction loan matures on October 31, 2013, the interest rate on the construction loan is LIBOR plus 3.25% with an interest rate floor of 5.0% and the construction loan agreement contains representations, warranties, covenants and other terms that are customary for construction financing.
     On November 16, 2010, Campus Crest at Denton, LP, a Delaware limited partnership and subsidiary of the Company, entered into a Construction Loan Agreement with Amegy Mortgage Company, L.L.C. (d/b/a Q-10 Amegy Mortgage Capital), pursuant to which Q-10 Amegy Mortgage Capital agreed to extend to Campus Crest at Denton, L.P. a construction loan in the principal amount of approximately $17.2 million. The construction loan will be used to develop a student housing property in Denton, Texas. The construction loan matures on December 1, 2013, the interest rate on the construction loan is 5.75% and the construction loan agreement contains representations, warranties, covenants and other terms that are customary for construction financing.
     On November 18, 2010, the Company, in connection with HSRE, decided to postpone a proposed development in Orono, Maine. The Company further decided to commence construction of a property in Columbia, Missouri. The property at Columbia, Missouri will serve the University of Missouri, which had an overall enrollment of 31,314 in the Fall of 2010. The property on which the Columbia, Missouri development will be constructed is 0.9 miles from campus.
     On November 19, 2010, Campus Crest at Ames, LLC, Campus Crest at Clarksville, LLC, Campus Crest at Fort Collins, LLC and Campus Crest at Fort Wayne, LLC, each a Delaware limited liability company and subsidiary of the Company, and Campus Crest Communities Operating Partnership, LP, entered into a Construction Loan Agreement and Security Agreement with The PrivateBank and Trust Company, as Administrative Agent, pursuant to which The PrivateBank and Trust Company agreed to extend to the borrowers listed above a construction loan in the principal amount of approximately $52.8 million. The construction loan will be used to finance the development of a student housing property in each of Ames, Iowa, Clarksville, Tennessee, Fort Collins, Colorado and Fort Wayne, Indiana. The construction loan initially matures on November 19, 2013, but can be extended until November 19, 2014, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 4.75% and the construction loan agreement contains representations, warranties, covenants and other terms that are customary for construction financing.

CAMPUS CREST COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value)

	September 30,	March 1,
	2010	2010
(Unaudited)
Assets
Cash and total assets	$—	$—

Liabilities and Stockholder’s Equity
Liabilities	$—	$—

Stockholder’s equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 90,000,000 shares authorized; 1 share issued and outstanding	—	—
Retained earnings	—	—

Total stockholder’s equity	—	—

Total liabilities and stockholder’s equity	$—	$—

See accompanying notes to consolidated balance sheets.

CAMPUS CREST COMMUNITIES, INC.
NOTES TO CONSOLIDATED BALANCE SHEETS
1. Organization
     Campus Crest Communities, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in the State of Maryland on March 1, 2010. On October 19, 2010, the Company completed an initial public offering (the “Offering”) of 28,333,333 shares of its common stock. As a result of the Offering and certain formation transactions entered into in connection therewith (the “Formation Transactions”), the Company currently owns general partner and limited partner interests in Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”). The Offering and Formation Transactions were designed to (i) continue the operations of the Predecessor, (ii) reduce outstanding mortgage and construction loan indebtedness, (iii) enable the Company to acquire additional interests in certain of the Predecessor’s student housing properties, (iv) fund development costs, (v) fund joint venture capital requirements, and (vi) establish sufficient working capital for general corporate purposes. The exchange of entities or interests therein for limited partnership interests in the Operating Partnership (“OP units”) will be accounted for as a reorganization of entities under common control. As a result, the Company’s assets and liabilities will be reflected at their historical cost basis. Upon completion of the Offering and Formation Transactions, the Operating Partnership owns interests in 27 student housing properties.
     In connection with the Offering and the Formation Transactions, on October 19, 2010, the Operating Partnership, the Company, Citibank, N.A., and other parties thereto, entered into a three-year, $125 million senior secured revolving credit facility. As of November 24, 2010, approximately $42.5 million was outstanding under this facility. Amounts outstanding under this facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the facility) plus a spread. The spread depends upon our leverage ratio and ranges from 2.75% to 3.50% for Eurodollar Rate based borrowings and from 1.75% to 2.50% for Base Rate based borrowings.
     On November 18, 2010, underwriters of the Company’s initial public offering closed on their option to purchase an additional 2,250,000 shares of common stock to cover the over allotment option granted by the Company to the underwriters. This transaction, which resulted in net proceeds to the Company of approximately $26.4 million, brought the total net Offering-related proceeds to the Company to approximately $352.2 million after deducting the underwriting discount and estimated expenses payable by the Company.
2. Federal Income Tax
     The Company intends to elect to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code commencing with the Company’s taxable year ending on December 31, 2010. The Company’s qualification as a REIT depends upon its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of the Company’s gross income, the composition and values of its assets, its distribution levels and the diversity of ownership of its stock. The Company believes that it will be organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that the Company’s intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT.
     As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income tax at regular corporate rates and generally will be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could materially and adversely affect it, including its ability to make distributions to its stockholders in the future. Even if the Company qualifies as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property and the income of its taxable REIT subsidiaries will be subject to taxation at normal corporate rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As used herein, the terms “we,” “us,” “our,” or the “Company” refer to Campus Crest Communities, Inc., a Maryland corporation, any of our subsidiaries and Campus Crest Communities Predecessor, or our “Predecessor.” Our Predecessor is not a legal entity, but rather a combination of certain vertically integrated operating companies under common ownership.
Forward-looking Statements
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future acquisitions, our business and investment strategy, market trends and projected capital expenditures. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in university admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; and risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and possible adverse changes in tax and environmental laws.
     The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge frequently and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Our Company
     We are a self-managed, self-administered and vertically-integrated developer, builder, owner and manager of high-quality, purpose-built student housing. We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, purpose-built student housing properties in the United States based on beds owned and under management.
     We were formed as a Maryland corporation on March 1, 2010 and Campus Crest Operating Partnership, LP (the “Operating Partnership”), of which we, through our wholly-owned subsidiary, Campus Crest Communities GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on March 4, 2010. As of September 30, 2010, we had a single stockholder, MXT Capital, LLC. We completed the Offering on October 19, 2010. Upon completion of the Offering and our Formation Transactions, we owned a 98.5% limited partnership interest in our Operating Partnership.
     As of September 30, 2010, we owned interests in 27 student housing properties containing approximately 5,048 apartment units and 13,580 beds. All of our properties are recently built, with an average age of approximately 2.3 years as of September 30, 2010. Following completion of the Offering and Formation Transactions, on October 19, 2010, twenty-one of our properties, containing approximately 3,920 apartment units and 10,528 beds, were wholly-owned and six properties, containing approximately 1,128 apartment units and 3,052 beds, were owned through a joint venture with HSRE, in which we own a 49.9% interest. We recently completed construction of three of our joint venture properties, which commenced operations in August 2010. All of our communities contain modern apartment units with many resort-style amenities.
     We derive substantially all of our revenue from student housing leasing, student housing services, construction and development services and management services. As of September 30, 2010, the average occupancy for our 27 properties was approximately 90%. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.
     We intend to pay regular quarterly distributions to our common stockholders in amounts that meet or exceed the requirements for our qualification as a REIT. Although we currently anticipate making distributions to our common stockholders in cash to the extent cash is available for such purpose, we may, in the sole discretion of our board of directors, make a distribution of capital or of assets or a taxable distribution of our stock (as part of a distribution in which stockholders may elect to receive stock or, subject to a limit measured as a percentage of the total distribution, cash).
Our Business Segments
     Management evaluates operating performance through the analysis of results of operations of two distinct business segments: (i) student housing operations and (ii) development, construction and management services. Management evaluates each segment’s performance by net operating income, which we define as operating income before depreciation and amortization. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies note (note 2) to the unaudited condensed combined financial statements of our predecessor entities (referred to herein collectively as the “Predecessor”). Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.
Student Housing Operations
     Our student housing operations are comprised of leasing and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was combined by our Predecessor and four additional properties that were owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that were owned by a real estate venture in which we have a noncontrolling interest. Due to the continuous opening of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and “same-store” operations, which we believe provides a more meaningful indicator of comparative historical performance.
Development, Construction and Management Services
     Development and Construction Services. In addition to our wholly-owned properties, all of which were developed and built by us, we also provide development and construction services to uncombined joint ventures in which we have an ownership interest. We act as a general contractor on all of our construction projects. When building properties for our own account (i.e., for entities that are combined in our financial statements), construction revenues and expenses are eliminated for accounting purposes and construction costs are ultimately reflected as capital additions. Thus, building properties for our own account does not typically generate any revenues or expenses in our development, construction and management services segment on a combined basis. Alternatively, when performing these services for uncombined joint ventures, we recognize construction revenues based on the costs that have been contractually agreed to with the joint venture for the construction of the property and expenses based on the actual costs incurred. Construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs, as adjusted to eliminate our proportionate ownership of each entity. Actual construction costs are expensed as incurred and are likewise adjusted to eliminate our proportionate ownership of each entity. Operating income generated by our development and construction activities generally reflects the development fee and construction fee income that is realized by providing these services to uncombined real estate ventures (i.e., the “spread” between the contractual cost of construction and the actual cost of construction).
     Management Services. In addition to our wholly-owned properties, all of which are managed by us, we also provide management services to uncombined real estate ventures in which we have an ownership interest. We recognize management fees from these entities as earned in accordance with the property management agreement with these entities, as adjusted to eliminate our proportionate ownership of each entity.

Our Relationship With HSRE
     At September 30, 2010, we were party to three joint venture arrangements with Harrison Street Real Estate (“HSRE”). HSRE is a real estate private equity firm founded in 2005 that owns approximately $2.1 billion in real estate assets, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. We have developed seven properties in partnership with HSRE with total aggregate cost of approximately $130.4 million.
     Following completion of the Offering and the Formation Transactions, we are party only to one joint venture arrangement with HSRE, in which we own a 49.9% interest, that relates to six properties and which is accounted for as an investment in an unconsolidated real estate venture. Additionally, we expect to establish a new joint venture with HSRE, in which we expect to own a 20% interest, that will build three student housing properties with completion targeted for the 2011-2012 academic year.
     HSRE I. Our first joint venture with HSRE, HSRE-Campus Crest I, LLC, which we refer to as HSRE I, indirectly owned 100% interests in the following seven properties at September 30, 2010: The Grove at Conway, The Grove at Huntsville, The Grove at Lawrence, The Grove at Moscow, The Grove at San Angelo, The Grove at San Marcos and The Grove at Statesboro. At September 30, 2010, the Company owned a 0.1% interest in HSRE I and HSRE owned the remaining 99.9%. Prior to the March 26, 2010, transaction described in note 5 to the unaudited condensed combined financial statements and further described below, the Company owned a 10% interest in HSRE I and HSRE owned the remaining 90%.
     In general, the Company is responsible for the day-to-day management of HSRE I’s business and affairs, provided that major decisions must be approved by the Company and HSRE. In addition to distributions to which the Company is entitled as an investor in HSRE I, the Company receives or has in the past received fees for providing services to the properties held by HSRE I pursuant to development and construction agreements and property management agreements. The Company has granted to an entity related to HSRE I a right of first opportunity with respect to certain development or acquisition opportunities identified by us. This right of first opportunity will terminate at such time as HSRE shall have funded at least $40 million of equity to HSRE I and/or certain related ventures. As of September 30, 2010, HSRE had funded approximately $35 million of the $40 million right of first opportunity. HSRE I will dissolve upon the disposition of substantially all of its assets or the occurrence of certain events specified in the agreement between us and HSRE.
     HSRE II. Our second joint venture with HSRE, HSRE-Campus Crest II, LLC, which we refer to as HSRE II, indirectly owned a 100% interest in The Grove at Milledgeville at September 30, 2010. In November 2009, an entity in which the Company held a 50% interest sold a 100% interest in The Grove at Milledgeville to HSRE II, and retained an ownership interest in HSRE II of 10%. In connection with the Offering and our Formation Transactions on October 19, 2010, the Company purchased the 90% interest in HSRE II held by HSRE, with the result that the Company owned 100% of The Grove at Milledgeville on October 19, 2010, and HSRE II was dissolved.
     HSRE III. Our third joint venture with HSRE, HSRE-Campus Crest III, LLC, which we refer to as HSRE III, indirectly owned a 100% interest in The Grove at Carrollton at September 30, 2010. In September 2010, an entity in which the Company held a 38% interest sold a 100% interest in The Grove at Carrollton to HSRE III, and retained an ownership interest in HSRE III of 0.1%. In connection with the Offering and the Formation Transactions on October 19, 2010, the Company purchased the 99.9% interest in HSRE III held by HSRE, with the result that the Company owned 100% of The Grove at Carrollton on October 19, 2010, and HSRE III was dissolved.
     Post-Offering Transactions. In connection with the Offering and the Formation Transactions, the Company completed the following transactions:
•	purchased a 49.8% interest in HSRE I from HSRE, with the result that the Company now owns 49.9% of HSRE I;

•	purchased a 50.1% interest in The Grove at San Marcos from HSRE I, with the result that the Company now owns 100% of The Grove at San Marcos;

•	purchased approximately $4.8 million of preferred interests in special-purpose subsidiaries of HSRE I that own The Grove at Moscow and The Grove at San Angelo, with the net proceeds of such investments, together with net proceeds from our purchase of a 50.1% interest in The Grove at San Marcos from HSRE I, used to reduce the outstanding principal balance under HSRE I’s Wachovia Bank Property Construction Loan (that, as of September 30, 2010, was secured by The Grove at San Marcos, The Grove at Moscow and The Grove at San Angelo) by approximately $19.7 million, in connection with the Company’s purchase of HSRE I’s interest in The Grove at San Marcos and its removal from the collateral pool securing such loan;

•	purchased HSRE’s entire interest in HSRE II, with the result that the Company now owns 100% of The Grove at Milledgeville; and

•	purchased HSRE’s entire interest in HSRE III, with the result that the Company now owns 100% of The Grove at Carrollton.
     The foregoing resulted in a payment to HSRE out of the net proceeds from the Offering, subject to certain adjustments, of approximately $24.0 million.
     As a result of the foregoing transactions, we own:
•	a 49.9% interest in HSRE I, which owns 100% interests in the following six properties: The Grove at Conway, The Grove at Huntsville, The Grove at Lawrence, The Grove at Moscow, The Grove at San Angelo and The Grove at Statesboro; and

•	100% interests in The Grove at Carrollton, The Grove at Milledgeville and The Grove at San Marcos.
     New HSRE Joint Venture. On September 12, 2010, we entered into a non-binding letter of intent related to entering into a new joint venture with HSRE, to which HSRE will contribute up to $50 million, that will develop and operate additional purpose-built student housing properties. We expect that we will own a 20% interest in this venture and that affiliates of HSRE will own the balance.
     In general, we expect that we will be responsible for the day-to-day management of the venture’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us and HSRE. In addition to distributions to which we would be entitled as an investor in the venture, we expect that we will receive fees for providing services to the venture pursuant to development and construction agreements and property management agreements. In general, we expect to earn development fees equal to approximately 4% of the total cost of each property developed by the venture (excluding the cost of land and financing costs), construction fees equal to approximately 5% of the construction costs of each property developed by the venture and management fees equal to approximately 3% of the gross revenues and 3% of the net operating income of operating properties held by the venture. In addition, we expect to receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we expect that we will be responsible for funding the amount by which actual development costs for a project pursued by the venture exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project. We expect to grant HSRE a right of first opportunity to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested $50 million in the venture or caused the venture to decline three development opportunities in any calendar year. The terms of this potential venture would not prohibit us from developing a wholly-owned student housing property for our own account.
     Subject to obtaining adequate financing, we expect that this new venture will build three new student housing properties with completion targeted for the 2011-2012 academic year. We expect that such properties will be located in Denton, Texas, Columbia, Missouri, and Valdosta, Georgia, will contain an aggregate of approximately 1,800 beds and will have an estimated cost of approximately $70.9 million.
     Although we have entered into a non-binding letter of intent with HSRE relating to this potential joint venture, no assurance can be given that we will reach a definitive agreement with HSRE regarding this potential new joint venture or that the terms of any such agreement will not be materially different from those described above. Similarly, no assurance can be given that, if such a joint venture is consummated, it will be successful in building the currently identified or other student housing properties. Further, if these three or other properties are developed, there can be no assurance that we will be able to achieve attractive occupancy levels or rental rates.
Factors That Affect Our Operating Results
Unique Leasing Characteristics
     Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multi-family housing where leasing is by the unit. Individual lease liability limits each student-tenant’s liability to his or her own rent without liability for a roommate’s rent. A parent or guardian is required to execute each lease as a guarantor unless the student-tenant provides adequate proof of income. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied rather than the number of units.

     Due to our predominantly private bedroom accommodations, the high level of student-oriented amenities offered at our properties and the individual lease liability for our student-tenants and their parents, we believe that we typically command higher per-unit and per-square foot rental rates than many multi-family properties located in the markets in which we operate. We are also typically able to charge higher rental rates than on-campus student housing, which generally offers fewer amenities.
     Unlike traditional multi-family housing, most of our leases commence and terminate on the same dates. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), these dates coincide with the commencement of the fall academic term and typically terminate at the completion of the last subsequent summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in January and ends in August of each year. Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multi-family properties. For most of our properties, the primary leasing season concludes by the end of August (our properties located in Ellensburg, Washington and Cheney, Washington are exceptions, where the primary leasing season typically extends into September, as the academic year for the primary university served by each of these properties typically starts in late September).
Development, Construction and Management Services
     The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future uncombined joint ventures. In particular, we expect to enter into a new joint venture with HSRE, in which we expect to have a 20% interest, that will build three student housing properties with completion targeted for the 2011-2012 academic year. Subject to negotiating definitive terms relating to this joint venture, we expect to receive fees for providing development and construction services to this joint venture. Similarly, we expect to receive management fees for managing properties owned by this joint venture once they are placed in service. No assurance can be given that we will reach a definitive agreement with HSRE regarding this potential joint venture or the terms of any such agreement. Similarly, no assurance can be given that if such a joint venture is entered it will be successful in developing student housing properties as currently contemplated.
Results of Operations
     Through September 30, 2010, we have not had any material or significant corporate activity since our formation, other than the issuance of one share of common stock to MXT Capital, LLC in connection with our initial capitalization and other activities in preparation for the Offering. Accordingly, we believe that a discussion of our results of operations would not be meaningful, and we have therefore set forth a discussion regarding the historical results of operations of our Predecessor only.
Comparison of the Three Months Ended September 30, 2010 and September 30, 2009
     As of September 30, 2010, our property portfolio consisted of 20 combined properties, containing approximately 3,728 apartment units and 10,024 beds, and seven operating properties held in uncombined joint ventures, containing approximately 1,320 apartment units and 3,556 beds. In September 2010, we sold The Grove at Carrollton to HSRE III and we retained an indirect ownership interest of 0.1%. Since we had a contractual obligation and to, and did, repurchase this ownership interest in The Grove at Carrollton upon completion of the Offering, we have not accounted for this transaction as a sale for financial reporting purposes. Accordingly, The Grove at Carrollton has been combined for the three months ended September 30, 2010.

     The following table presents our results of operations for the three months ended September 30, 2010 and 2009, including the amount and percentage change in these results between the periods:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Change	Change
	2010	2009	($)	(%)
	(unaudited and in thousands)
Revenues:
Student housing leasing	$12,247	$11,380	$867	7.6%
Student housing services	430	468	(38)	(8.1)%
Development, construction and management services	4,253	17,605	(13,352)	(75.8)%

Total revenues	16,930	29,453	(12,523)	(42.5)%
Operating expenses:
Student housing operations	6,536	6,153	383	6.2%
Development, construction and management services	4,378	16,825	(12,447)	(74.0)%
General and administrative	1,174	1,861	(687)	(36.9)%
Ground leases	59	47	12	25.5%
Depreciation and amortization	4,507	4,550	(43)	(0.9)%

Total operating expenses	16,654	29,436	(12,782)	(43.4)%
Equity in loss of uncombined entities	(49)	(32)	(17)	53.1%

Operating income	227	(15)	242	N/A
Nonoperating income (expenses):
Interest expense	(6,708)	(4,341)	(2,367)	54.5%
Change in fair value of interest rate derivatives	178	(1,106)	1,284	N/A
Other income	1	32	(31)	(96.9)%

Total nonoperating expenses	(6,529)	(5,415)	(1,114)	20.6%

Net loss	(6,302)	(5,430)	(872)	16.1%
Net loss attributable to noncontrolling interest	(2,264)	(2,096)	(168)	8.0%

Net loss attributable to Predecessor	$(4,038)	$(3,334)	$(704)	21.1%

Student Housing Operations
     Revenues (which include student housing leasing and student housing service revenues) and operating expenses in the student housing operations segment increased by approximately $0.8 million and approximately $0.4 million, respectively, for the three months ended September 30, 2010 as compared to 2009. The increase in revenues was primarily due to the inclusion of operating results from The Grove at Murfreesboro for all three months in the period ended September 30, 2010, as well as increases in occupancy and monthly revenue per bed at our other combined properties. The increase in operating expenses was primarily due to increases in property-level payroll expenses, utilities, repairs and maintenance and real estate taxes, as well as the inclusion of operating results from The Grove at Murfreesboro for all three months in the period ended September 30, 2010.
     New Property Operations. In August of 2009, we opened five new properties that were developed by us. As of September 30, 2010, four of these properties were owned by an uncombined joint venture in which we had a 0.1% ownership interest, while the remaining property, The Grove at Murfreesboro, was reflected in our combined operating results. The Grove at Murfreesboro contributed approximately $0.7 million of revenues and approximately $0.5 million of operating expenses for the three months ended September 30, 2010 as compared to approximately $0.4 million in revenues and approximately $0.2 million in operating expenses for the three months ended September 30, 2009. The other four properties that opened in 2009 are discussed below under the heading “—Equity in Loss of Uncombined Entities.”
     “Same-Store” Property Operations. We had 19 properties that were operating for the three months ended September 30, 2010 and 2009. These properties contributed approximately $12.0 million of revenues and approximately $6.0 million of operating expenses for the three months ended September 30, 2010 as compared to approximately $11.4 million of revenues and approximately $6.0 million of operating expenses for the three months ended September 30, 2009. Average occupancy at our “same-store” properties increased to approximately 89% for the three months ended September 30, 2010 as compared to approximately 86% for the three months ended September 30, 2009 and average monthly revenue per occupied bed increased to approximately $474 for the three months ended September 30, 2010 as compared to approximately $465 for the three months ended September 30, 2009.
Development, Construction and Management Services
     Revenues and operating expenses in the development, construction and management services segment decreased by approximately $13.4 million and approximately $12.4 million, respectively, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to uncombined joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our uncombined entities to the extent of our ownership interest. The decreases in development, construction and management services revenues and operating expenses were primarily due to a decreased level of construction activity on the three uncombined joint venture properties under construction for the three months ended September 30, 2010 as compared to the seven uncombined joint venture properties under construction for the three months ended September 30, 2009.
     We continued to generate development, construction and management services revenues and operating expenses in 2010 with respect to the three uncombined joint venture properties that opened in August 2010. Our ability to generate revenues and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to new joint ventures, including our expected joint venture with HSRE through which we expect to develop three properties with completion targeted for the 2011-2012 academic year, as well as our proportionate ownership of any such joint ventures. We intend to commence building four additional student housing properties for our own account for the 2011-2012 academic year, which will be included in our consolidated financial statements and will not generate development, construction and management services revenues and operating expenses for us on a consolidated basis.
General and Administrative
     General and administrative expenses decreased from approximately $1.9 million for the three months ended September 30, 2009 to approximately $1.2 million for the three months ended September 30, 2010. This decrease was primarily due to a decrease in non-cash employee compensation expense related to the Predecessor’s incentive compensation plan, partially offset by an increase in professional fees for accounting and legal services. We anticipate that general and administrative expenses will increase in future periods as compared to prior periods as a result of the incremental costs associated with being a public company.
Ground Leases
     Ground lease expense remained flat at approximately $0.1 million for the three months ended September 30, 2009 and 2010. We currently are party to ground leases with unaffiliated third parties related to two of our combined properties, Mobile Phase I and Mobile Phase II, both on the campus of the University of South Alabama. We expect ground lease expense to remain relatively flat for the remainder of 2010, unless we enter into additional ground leases with unaffiliated third parties with respect to future development properties.
Depreciation and Amortization
     Depreciation and amortization expense decreased from approximately $4.6 million for the three months ended September 30, 2009 to approximately $4.5 million for the three months ended September 30, 2010. This decrease was primarily due to a decrease in depreciation expense related to property furniture, fixtures, and equipment and a decrease in depreciation expense related to corporate fixed assets, offset by increased depreciation and amortization related to The Grove at Murfreesboro, which opened in 2009. We expect depreciation and amortization to increase in 2010 due to the full year impact of depreciation and amortization for The Grove at Murfreesboro and the inclusion of The Grove at San Marcos in our consolidated results for a portion of 2010.
Equity in Loss of Uncombined Entities
     Equity in loss of uncombined entities, which represents our share of the net loss from uncombined entities in which we have a noncontrolling interest, remained flat at approximately $0 for the three months ended September 30, 2009 and September 30, 2010.
Nonoperating Income (Expenses)
     Interest Expense. Interest expense increased from approximately $4.3 million for the three months ended September 30, 2009 to approximately $6.7 million for the three months ended September 30, 2010. This increase was primarily due to interest expense associated with related party loans and the Encore transaction (see note 7 to condensed combined financial statements), which was approximately $2.1 million for the three months ended September 30, 2010 as compared to $0 for the three months ended September 30, 2009.
     Change in Fair Value of Interest Rate Derivatives. Change in fair value of interest rate derivatives increased from a loss of approximately $1.1 million for the three months ended September 30, 2009 to a gain of approximately $0.2 million for the three months ended September 30, 2010. This increase was primarily due to a $1.7 million increase in non-cash mark to market adjustments on interest rate swaps, offset by increased cash settlements on interest rate swaps of $0.4 million.
     Other Income/(Expense). Other income remained flat at approximately $0 for the three months ended September 30, 2009 and September 30, 2010.
Comparison of the Nine Months Ended September 30, 2010 and September 30, 2009
     In September 2010, we sold The Grove at Carrollton to HSRE III and we retained an indirect ownership interest of 0.1%. Since we had a contractual obligation to, and did, repurchase this ownership interest in The Grove at Carrollton upon completion of the Offering, we have not accounted for this transaction as a sale for financial reporting purposes. Accordingly, The Grove at Carrollton has been combined for the nine months ended September 30, 2010. In November 2009, we sold The Grove at Milledgeville to HSRE II and we retained an indirect ownership interest of 5%. Since we had a contractual ability to, and did, repurchase this ownership interest in The Grove at Milledgeville upon completion of the Offering, we have not accounted for this transaction as a sale for financial reporting purposes. Accordingly, The Grove at Milledgeville has been combined for the nine months ended September 30, 2010.
     The following table presents our results of operations for the nine months ended September 30, 2010 and 2009, including the amount and percentage change in these results between the periods:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Change	Change
	2010	2009	($)	(%)
	(unaudited and in thousands)
Revenues:
Student housing leasing	$36,690	$32,599	$4,091	12.5%
Student housing services	1,856	1,479	377	25.5%
Development, construction and management services	34,991	54,863	(19,872)	(36.2)%

Total revenues	73,537	88,941	(15,404)	(17.3)%
Operating expenses:
Student housing operations	19,991	17,569	2,422	13.8%
Development, construction and management services	33,022	52,518	(19,496)	(37.1)%
General and administrative	3,792	4,315	(523)	(12.1)%
Ground leases	153	142	11	7.7%
Depreciation and amortization	13,935	13,665	270	2.0%

Total operating expenses	70,893	88,209	(17,316)	(19.6)%
Equity in loss of uncombined entities	(243)	(32)	(211)	659.4%

Operating income	2,401	700	1,701	243.0%
Nonoperating income (expenses):
Interest expense	(17,395)	(11,710)	(5,685)	48.5%
Change in fair value of interest rate derivatives	356	1,574	(1,218)	(77.4)%
Other income	45	12	33	275.0%

Total nonoperating expenses	(16,994)	(10,124)	(6,870)	67.9%

Net loss	(14,593)	(9,424)	(5,169)	54.8%
Net loss attributable to noncontrolling interest	(7,290)	(4,156)	(3,134)	75.4%

Net loss attributable to Predecessor	$(7,303)	$(5,268)	$(2,035)	38.6%

Student Housing Operations
     Revenues (which include student housing leasing and student housing service revenues) and operating expenses in the student housing operations segment increased by approximately $4.5 million and approximately $2.4 million, respectively, for the nine months ended September 30, 2010 as compared to 2009. The increase in revenues was primarily due to the inclusion of results from The Grove at Murfreesboro for the nine months ended September 30, 2010 as well as increases in occupancy and monthly revenue per bed at our other combined properties. The increase in operating expenses was primarily due to increases in property-level payroll expenses, utilities, repairs and maintenance and real estate taxes, as well as the inclusion of operating results from The Grove at Murfreesboro for the nine months ended September 30, 2010.
     New Property Operations. In August of 2009, we opened five new properties that were developed by us. As of September 30, 2010, four of these properties were owned by an uncombined joint venture in which we had a 0.1% ownership interest, while the remaining property, The Grove at Murfreesboro, was reflected in our combined operating results. The Grove at Murfreesboro contributed approximately $1.9 million of revenues and approximately $1.1 million of operating expenses for the nine months ended September 30, 2010 as compared to approximately $0.4 million of revenues and approximately $0.2 million in operating expenses for the nine months ended September 30, 2009. The other four properties that opened in 2009 are discussed below under the heading “—Equity in Loss of Uncombined Entities.”
     “Same-Store” Property Operations. We had 19 properties that were operating for the nine months ended September 30, 2010 and 2009. These properties contributed approximately $36.6 million of revenues and approximately $18.9 million of operating expenses for the nine months ended September 30, 2010 as compared to approximately $33.7 million of revenues and approximately $17.4 million of operating expenses for the nine months ended September 30, 2009. Average occupancy at our “same-store” properties increased to approximately 88% for the nine months ended September 30, 2010 as compared to approximately 82% for the nine months ended September 30, 2009 and average monthly revenue per occupied bed increased to approximately $485 for the nine months ended September 30, 2010 as compared to approximately $479 for the nine months ended September 30, 2009.

Development, Construction and Management Services
     Revenues and operating expenses in the development, construction and management services segment decreased by approximately $19.9 million and approximately $19.5 million, respectively, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to uncombined joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our uncombined entities to the extent of our ownership interest. The decreases in development, construction and management services revenues and operating expenses were primarily due to a decreased level of construction activity on the three uncombined joint venture properties under construction for the nine months ended September 30, 2010 as compared to the seven uncombined joint venture properties under construction for the nine months ended September 30, 2009.
     We continued to generate development, construction and management services revenues and operating expenses in 2010 with respect to the three uncombined joint venture properties that opened in August 2010. Our ability to generate revenues and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to new joint ventures, including our expected joint venture with HSRE through which we expect to develop three properties with completion targeted for the 2011-2012 academic year, as well as our proportionate ownership of any such joint ventures. We intend to commence building four additional student housing properties for our own account for the 2011-2012 academic year, which will be included in our consolidated financial statements and will not generate development, construction and management services revenues and operating expenses for us on a consolidated basis.
General and Administrative
     General and administrative expenses decreased from approximately $4.3 million for the nine months ended September 30, 2009 to approximately $3.8 million for the nine months ended September 30, 2010. This decrease was primarily due to a decrease in non-cash employee compensation expense related to the Predecessor’s incentive compensation plan, offset by an increase in professional fees for accounting and legal services. Approximately $0.5 million of general and administrative expense incurred during the nine months ended September 30, 2010 related to audits conducted in 2010 related to prior years. We anticipate that general and administrative expenses will increase in 2010 as compared to prior periods as a result of the incremental costs associated with being a public company.
Ground Leases
     Ground lease expense increased from approximately $0.1 million for the nine months ended September 30, 2009 to approximately $0.2 million for the nine months ended September 30, 2010. We currently are party to ground leases with unaffiliated third parties related to two of our combined properties, Mobile Phase I and Mobile Phase II, both on the campus of the University of South Alabama. We expect ground lease expense to remain relatively flat for the remainder of 2010, unless we enter into additional ground leases with unaffiliated third parties with respect to future development properties.
Depreciation and Amortization
     Depreciation and amortization expense increased from approximately $13.7 million for the nine months ended September 30, 2009 to approximately $13.9 million for the nine months ended September 30, 2010. This increase was primarily due to depreciation and amortization related to The Grove at Murfreesboro, which opened in August 2009. We expect depreciation and amortization to increase in 2010 due to the full year impact of depreciation and amortization for The Grove at Murfreesboro and the inclusion of The Grove at San Marcos in our consolidated results for a portion of 2010.
Equity in Loss of Uncombined Entities
     Equity in loss of uncombined entities, which represents our share of the net loss from uncombined entities in which we have a noncontrolling interest, decreased from $0 for the nine months ended September 30, 2009 to a loss of approximately $0.2 million for the nine months ended September 30, 2010. This decrease was primarily due to a loss from our real estate venture with HSRE, which owned four properties that commenced operations in August 2009.
Nonoperating Income (Expenses)
     Interest Expense. Interest expense increased from approximately $11.7 million for the nine months ended September 30, 2009 to approximately $17.4 million for the nine months ended September 30, 2010. This increase was primarily due to interest expense associated with related party loans and the Encore transaction (see note 7 to condensed combined financial statements), which was $3.1 million for the nine months ended September 30, 2010 as compared to $0 for the nine months ended September 30, 2009. Additionally, we incurred approximately $1.3 million of loan extension fees during the nine months ended September 30, 2010. Interest previously capitalized during the nine months ended September 30, 2009 related to construction of The Grove at Murfreesboro was expensed during the nine month period ended September 30, 2010.

     Change in Fair Value of Interest Rate Derivatives. Change in fair value of interest rate derivatives decreased from a gain of approximately $1.6 million for the nine months ended September 30, 2009 to a gain of approximately $0.4 million for the nine months ended September 30, 2010. This decrease was primarily due to monthly net cash settlements paid on interest rate swaps of approximately $4.1 million for the nine months ended September 30, 2010 compared to $1.2 million for the nine months ended September 30, 2009, offset by a $1.6 million increase in non-cash mark to market adjustments on interest rate swaps for the same period.
     Other Income/(Expense). Other income remained flat at approximately $0 for the nine months ended September 30, 2009 and September 30, 2010.
Cash Flows
Comparison of Nine Months Ended September 30, 2010 and September 30, 2009
Operating Activities
     Net cash provided by operating activities was approximately $2.5 million for the nine months ended September 30, 2010 as compared to approximately $3.4 million for the nine months ended September 30, 2009, a decrease of approximately $0.9 million. Changes in working capital accounts provided approximately $3.0 million for the nine months ended September 30, 2010 while approximately $0.3 million was provided by working capital accounts for the nine months ended September 30, 2009, representing an increase in cash provided of approximately $2.7 million. This change was driven by improvement in the timing of construction cash collections during the nine months ended September 30, 2010.
Investing Activities
     Net cash used in investing activities totaled approximately $16.2 million for the nine months ended September 30, 2009 as compared to approximately $2.8 million for the nine months ended September 30, 2010, a decrease of approximately $13.4 million. This decrease was primarily due to significantly curtailed development and construction activity related to combined properties in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Investing activities in 2009 related primarily to the completion of construction of The Grove at Murfreesboro as well as investments in uncombined joint ventures.
Financing Activities
     Net cash provided by financing activities totaled approximately $7.7 million for the nine months ended September 30, 2009 as compared to approximately $2.2 million for the nine months ended September 30, 2010, a decrease of approximately $5.5 million. This decrease was primarily due to significantly less development and construction activity related to combined properties and lower corresponding debt financing activity. Financing activities for the nine months ended September 30, 2009 included borrowings to fund the construction of The Grove at Murfreesboro and borrowings to fund other debt repayment.
Liquidity and Capital Resources
     As a REIT, we generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code and to avoid paying corporate tax on undistributed income. Additionally, we intend to make distributions that exceed these requirements. We may need to obtain financing to meet our distribution requirements because:
•	our income may not be matched by our related expenses at the time the income is considered received for purposes of determining taxable income; and

•	non-deductible capital expenditures, creation of reserves or debt service requirements may reduce available cash but not taxable income.
     In these circumstances, we may be forced to obtain third-party financing on terms we might otherwise find unfavorable, and we cannot assure you that we will be able to obtain such financing. Alternatively, if we are unable or unwilling to obtain third-party financing on the available terms, we could choose to pay a portion of our distributions in stock instead of cash, or we may fund distributions through asset sales.

Principal Capital Resources
     On October 19, 2010, we closed a credit agreement (our “revolving credit facility”) with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility. This facility is secured by 12 of our wholly-owned properties. Affiliates of Citigroup Global Markets Inc. act as administrative agent, collateral agent, lead arranger and book running manager, and affiliates of Raymond James & Associates, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Barclays Capital Inc. and RBC Capital Markets Corporation (together with other financial institutions) act as lenders under our revolving credit facility.
     On October 19, 2010, we borrowed approximately $49.5 million under our revolving credit facility which, along with a portion of the net proceeds from the Offering, was used to repay existing indebtedness, issue letters of credit and pay expenses related to the Offering and the Formation Transactions. Subsequent to completion of the Offering, we borrowed approximately $19.0 million under our revolving credit facility, primarily to finance our required equity contribution for projects expected to be built and open for the 2011-2012 academic year. We used approximately $26.0 million of proceeds from the sale of common shares to cover the over allotment option granted by the Company to the underwriters to repay amounts borrowed and outstanding under this facility. As of November 24, 2010, approximately $42.5 million was outstanding under our revolving credit facility and approximately $69.5 million of borrowing capacity was available under this facility.
     The amount available for us to borrow under this credit facility is based on a percentage of the appraisal value of our properties that form the borrowing base of the facility. We intend to pursue alternative, longer-term financing for some or all of the properties, which, as of September 30, 2010, secured our mortgage loan with Silverton Bank since they were released from the lien of that mortgage upon its repayment in full in connection with our Formation Transactions. For eligible properties, this may include debt financing provided by Freddie Mac or Fannie Mae.
     Additionally, our revolving credit facility has an accordion feature that allows us to request an increase in the total commitments of up to $75 million to $200 million. Amounts outstanding under our revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 2.75% to 3.50% for Eurodollar Rate based borrowings and from 1.75% to 2.50% for Base Rate based borrowings.
     Our ability to borrow under our revolving credit facility is subject to our ongoing compliance with a number of customary financial covenants, including:
•	a maximum leverage ratio of 0.60 : 1.00;

•	a minimum fixed charge coverage ratio of 1.50 : 1.00;

•	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of 66.67%;

•	a maximum secured recourse debt ratio of 20%; and

•	a minimum tangible net worth of the sum of 75% of our tangible net worth plus an amount equal to 75% of the net proceeds of any additional equity issuances.
     Under our revolving credit facility, our distributions may not exceed the greater of (i) 90.0% of our Funds From Operations (“FFO”) or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).
     We and certain of our subsidiaries will guarantee the obligations under our revolving credit facility and we and certain of our subsidiaries have pledged specified assets (including real property), stock and other interests as collateral for our revolving credit facility obligations.
     The foregoing is only a summary of the material terms of our revolving credit facility. For more information, see the credit agreement, which is filed as Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.
     In addition to borrowings under our revolving credit facility, we may also use non-recourse mortgage financing to make acquisitions or refinance short-term borrowings under our revolving credit facility. We may also seek to raise additional capital through the issuance of our common stock, preferred stock, limited partnership interests in our Operating

Partnership (“OP Units”) and debt or other securities or through property dispositions or joint venture transactions. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. Our ability to access the lending and capital markets will be dependent on a number of factors, including general market conditions for REITs, our historical and anticipated financial condition, liquidity, results of operations and FFO and market perceptions about us and our competitors.
Short-Term Liquidity Needs
     The nature of our business, coupled with the requirement imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in order for us to qualify as a REIT, will cause us to have substantial liquidity needs. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our properties, recurring capital expenditures, development costs, interest expense, scheduled debt service payments and expected distribution payments (including distributions to persons who hold OP units). We expect to meet our short-term liquidity needs through cash flow from operations and, to the extent necessary, borrowings under our revolving credit facility. We expect that cash flow from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.
Development Expenditures
     Our development activities have historically required us to fund pre-development expenditures such as architectural fees, engineering fees and earnest deposits. Because the closing of a development project’s financing is often subject to various delays, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these pre-development expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms.
     We expect that we will commence building seven new student housing properties, four of which are expected to be wholly-owned by us and three of which are expected to be owned by a new joint venture that we expect to establish with HSRE and in which we expect to own a 20% interest. We are currently targeting completion of these seven properties for the 2011-2012 academic year. For each of these projects, we have conducted significant pre-development activities, including acquiring land parcels, and are in the process of obtaining the necessary zoning and site plan approvals. We estimate that the cost to complete all four wholly-owned properties will be approximately $87.9 million. Additionally, we will be obligated to fund our pro rata portion of the development costs of our expected joint venture with HSRE, and we estimate that the cost to complete the three joint venture properties will be approximately $70.9 million and our pro rata share will be approximately $14.2 million. No assurance can be given that we will complete construction of these seven properties in accordance with our current expectations (including the estimated cost thereof). We expect to finance the construction of these seven properties through borrowings under our revolving credit facility, new project-specific construction indebtedness (including the new project-specific indebtedness described in note 12 to the condensed combined financial statements) and contributions from HSRE. However, we may not be able to obtain financing on terms acceptable to us.
     We have identified over 200 markets and approximately 80 specific sites within these markets as potential future development opportunities, and our current business plan contemplates the development of approximately five to seven new student housing properties per year. No assurance can be given that we will not adjust our business plan as it relates to development, or that any particular development opportunity will be undertaken or completed in accordance with our current expectations.
Long-Term Liquidity Needs
     Our long-term liquidity needs consist primarily of funds necessary to pay for long-term development activities, non-recurring capital expenditures, potential acquisitions of properties and payments of debt at maturity. Long-term liquidity needs may also include the payment of unexpected contingencies, such as remediation of unknown environmental conditions at our properties or at additional properties that we develop or acquire, or renovations necessary to comply with the ADA or other regulatory requirements. We do not expect that we will have sufficient funds on hand to cover all of our long-term liquidity needs. We will therefore seek to satisfy these needs through cash flow from operations, additional long-term secured and unsecured debt, including borrowings under our revolving credit facility, the issuance of debt securities, the issuance of equity securities and equity-related securities (including OP units), property dispositions and joint venture transactions. We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but we cannot make any assurance that this will be the case, especially in difficult market conditions.
Consents or Waivers Under our Loan Documents
     At September 30, 2010 and December 31, 2009, we were not in compliance with certain covenants under our construction loan with Wachovia Bank secured by nine properties. This loan was amended in August 2010, which (i) allowed us to bond over and/or cause to be released from all remaining unresolved liens, (ii) waived our non-compliance with the debt service coverage covenant as of June 30, 2010, and for all prior quarters in which we were in violation of such covenant, and substituted a debt yield covenant in lieu of the debt service coverage covenant and (iii) extended the maturity of the loan to January 31, 2011. As described above, the loan was fully repaid on October 19, 2010, upon completion of the Offering, and such repayment cured all outstanding debt covenant violations related to this construction loan. Further, all liens related to the loan’s collateral were resolved or released.
     At September 30, 2010 and December 31, 2009, we were not in compliance with the covenant relating to unresolved liens or claims for materials or labor under HSRE I’s (an uncombined entity) construction loan with Wachovia Bank secured by The Grove at Moscow, The Grove at San Angelo and The Grove at San Marcos. In May 2010, the lender under this construction loan acknowledged and consented to our proposal for the payment and satisfaction of the liens out of the net proceeds from the Offering and waived our non-compliance with the covenant. All liens were resolved and released in October 2010 upon completion of the Offering.
     At September 30, 2010 and December 31, 2009, we were not in compliance with covenants under our $104.0 million mortgage loan with Silverton Bank, secured by six of our properties, as a result of failing to meet the specified debt service coverage and debt yield percentage covenants set forth in the loan documents. On April 9, 2010, we received a waiver of non-compliance with the covenants from the lender under this mortgage loan for the periods ended October 31, 2009 and January 31, 2010. On May 13, 2010, we received a waiver of non-compliance with the covenants from the lender under this mortgage loan for the period ended April 30, 2010, and obtained a forward waiver of non-compliance for the periods ending July 31, 2010, October 31, 2010 and January 31, 2011. As described above, this loan was fully repaid on October 19, 2010, upon completion of the Offering.
Off-Balance Sheet Arrangements
HSRE Joint Venture
     We use joint venture arrangements to finance certain of our properties. As discussed above, at September 30, 2010, we were party to three joint venture arrangements with HSRE. Following the completion of the Offering and Formation Transactions on October 19, 2010, we were party only to one joint venture arrangement with HSRE relating to six properties in which we own a 49.9% interest and which will be accounted for as an investment in an unconsolidated joint venture. Additionally, we expect to establish a new joint venture with HSRE, in which we expect to own a 20% interest that will build three student housing properties with completion targeted for the 2011-2012 academic year. As discussed in note 4 to the accompanying condensed combined financial statements contained in Item I herein, our investment in HSRE I obligates us for a portion of the $100.7 million construction debt held in that uncombined entity.
Funds From Operations (FFO)
     FFO is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
     We use FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially and adversely impact our results of operations, the utility of FFO as a measure of our performance is limited.
     While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net loss as presented in the condensed combined financial statements and the other financial statements included elsewhere in this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

     The following table presents a reconciliation of our FFO to our net loss for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(6,302)	$(5,430)	$(14,593)	$(9,424)
Real estate related depreciation and amortization	4,442	4,460	13,722	13,379
Real estate related depreciation and amortization — unconsolidated joint ventures	107	44	264	44

Funds from operations (“FFO”)	$(1,753)	$(926)	$(607)	$3,999

     In addition to FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the unrealized (gain) loss on interest rate derivatives. Excluding the unrealized (gain) loss on interest rate derivatives adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt service obligations or other commitments and contingencies. This measure is referred to herein as FFOA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
FFO	$(1,753)	$(926)	$(607)	$3,999
Elimination of unrealized (gain) loss on derivatives	(1,545)	177	(4,437)	(2,813)

Funds from operations adjusted (“FFOA”)	$(3,298)	$(749)	$(5,044)	$1,186

Inflation
     Our student housing leases typically do not have terms that extend beyond twelve months. Accordingly, although on a short-term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs. However, our ability to raise rental rates may be limited by a weak economic environment, increased competition from new student housing in our primary markets and/or a reduction in student enrollment at our principal colleges and universities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Subsequent to the Offering, all of our outstanding indebtedness had a fixed rate of interest except for amounts outstanding under our revolving credit facility, which bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 2.75% to 3.50% for Eurodollar Rate based borrowings and from 1.75% to 2.50% for Base Rate based borrowings.
     We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operating of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the quarter covered by this report were effective at the reasonable assurance level.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.
Item 1A. Risk Factors
     For a discussion of our potential risks and uncertainties, see the section entitled “Risk Factors” beginning on page 25 of our Prospectus dated October 13, 2010, filed with the Securities and Exchange Commission on October 14, 2010 pursuant to Rule 424(b) under the Securities Act, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus dated October 13, 2010, filed with the Securities and Exchange Commission on October 14, 2010 pursuant to Rule 424(b) under the Securities Act, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.
     In addition, following the completion of the Offering, we repurchased for $0.01 in cash the share of our common stock that was issued to MXT Capital, LLC in connection with our formation in order to provide our initial capitalization in March 2010. The repurchase was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.
Item 5. Other Information
     On November 19, 2010, Campus Crest at Ames, LLC, Campus Crest at Clarksville, LLC, Campus Crest at Fort Collins, LLC and Campus Crest at Fort Wayne, LLC, each a Delaware limited liability company and subsidiary of the Company, and Campus Crest Communities Operating Partnership, LP, entered into a Construction Loan Agreement and Security Agreement with The PrivateBank and Trust Company, as Administrative Agent, pursuant to which The PrivateBank and Trust Company agreed to extend to the borrowers listed above a loan in the principal amount of Fifty-Two Million Seven Hundred Fifty-One One Hundred Twenty-Three and No/100 Dollars ($52,751,123.00). The construction loan will be used to finance the development of a student housing property in each of Ames, Iowa, Clarksville, Tennessee, Fort Collins, Colorado and Fort Wayne, Indiana. The construction loan initially matures on November 19, 2013, but can be extended until November 19, 2014, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 4.75% and the construction loan agreement contains representations, warranties, covenants and other terms that are customary for construction financing.
     Copies of the agreement listed above is filed as an exhibit to this report and is incorporated by reference herein, and the summary description of such agreement is qualified in its entirety by the terms of such agreement filed as an exhibit.
Item 6. Exhibits

Exhibit
Number	Description of Document
10.1	Release and Addendum to Release by and between Campus Crest Communities, Inc. and Shannon N. King

10.2	Second Amendment to Construction Loan Agreement by and among Wells Fargo Bank, N.A., Campus Crest Communities, Inc. and certain other parties thereto, dated September 14, 2010.

10.3	Construction Loan Agreement by and between Campus Crest at Valdosta, L.L.C. and Community & Southern Bank, dated November 16, 2010.

10.4	Construction Loan Agreement by and between Campus Crest at Denton, LP and Amegy Mortgage Company, L.L.C. d/b/a Q-10 Amegy Mortgage Capital, dated November 16, 2010.

10.5	Construction Loan and Security Agreement by and between Campus Crest Communities, Inc., The PrivateBank and Trust Company and certain other parties thereto, dated as of November 19, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     Dated: November 24, 2010

CAMPUS CREST COMMUNITIES, INC.
By:	/s/ Ted W. Rollins
Ted W. Rollins
Co-Chairman and Chief Executive Officer

By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Executive Vice President and Chief Financial Officer