Form 10-K
period 2010-12-31
Campus Crest Communities, Inc.
filed 2011-03-11
CIK 1490983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34872
CAMPUS CREST COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2481988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Rexford Road, Suite 414, Charlotte, NC (Address of principal executive offices)	28211 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The common equity of the registrant was not publicly traded as of June 30, 2010.

There were 30,682,215 shares of the registrant’s common stock with a par value of $0.01 per share as of the close of business on March 3, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and III of this report incorporate information by reference from the registrant’s definitive Proxy Statement for the 2011 annual meeting of stockholders.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect us include but are not limited to:

•	the factors discussed in this report, including those set forth under Risk Factors in Item 1A;

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or otherwise;

•	the operating performance of our properties;

•	the success of our development and construction activities;

•	changes on the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	the availability of and our ability to attract and retain qualified personnel;

•	changes in our business and growth strategies and in our ability to consummate additional joint venture transactions;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing, including financing for development and construction activities;

•	the availability of attractive development and/or acquisition opportunities in properties that satisfy our investment criteria, including our ability to identify and consummate successful property developments and property acquisitions;

•	the credit quality of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts (“REITs”); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The matters summarized in this report, including “Business,” “Risk Factors,” “Properties,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could cause our actual results and performance to differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

Our Company

Campus Crest Communities, Inc. (referred to herein as the “Company,” “us,” “we,” and “our”) is a self-managed, self-administered and vertically-integrated developer, builder, owner and manager of high-quality, purpose-built student housing properties in the United States. We were incorporated in the State of Maryland on March 1, 2010. On October 19, 2010, we completed an initial public offering (the “Offering”) of our common stock. As a result of the Offering and certain formation transactions entered into in connection therewith (the “Formation Transactions”), we currently own the sole general partner interest and own limited partner interests in Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”). We hold substantially all of our assets, and conduct substantially all of our business, through the Operating Partnership. The Offering and Formation Transactions were designed to (i) continue the operations of Campus Crest Communities Predecessor (the “Predecessor”), (ii) reduce outstanding mortgage and construction loan indebtedness, (iii) enable us to acquire additional interests in certain of our student housing properties, (iv) fund development costs, (v) fund joint venture capital requirements, and (vi) establish sufficient working capital for general corporate purposes. The exchange of entities or interests in the Predecessor for units of limited partnership interests in the Operating Partnership (“OP units”) has been accounted for as a reorganization of entities under common control. As a result, our assets and liabilities have been reflected at their historical cost basis.

We are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, purpose-built student housing properties in the United States, based on beds owned and under management. We own interests in 27 operating student housing properties containing approximately 5,048 apartment units and 13,580 beds. Our properties are located in 11 states and are all recently built, with an average age of approximately 2.5 years as of December 31, 2010. Twenty-one of our properties, containing approximately 3,920 apartment units and 10,528 beds, are wholly owned. Six of our properties, containing approximately 1,128 apartment units and 3,052 beds, are owned through a joint venture with Harrison Street Real Estate (“HSRE”), in which we own a 49.9% interest. We recently completed construction of three of our joint venture properties, each of which commenced operations in August 2010. As of December 31, 2010, the average occupancy for our 27 properties was approximately 88%. The average monthly total revenue (including rental and service revenue) per occupied bed (“RevPOB”) was approximately $487 for the year ended December 31, 2010. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

The Predecessor held substantially all of its assets, and conducted substantially all of its business through Campus Crest Group, LLC, a North Carolina limited liability company ( “Campus Crest Group”). All of our properties have been developed, built and managed by Campus Crest Group, generally based upon a common prototypical building design. We believe that our use of this prototypical building design, which we have built approximately 410 times at our 27 student housing properties (approximately 15 of such residential buildings comprise one student housing property), allows us to efficiently deliver a uniform and proven student housing product in multiple markets. All of our properties operate under The Grove® brand, and we believe that our brand and the associated lifestyle are effective differentiators that create higher visibility and appeal for our properties within their markets.

In addition to our existing properties, we actively seek new development opportunities. We commenced building six new student housing properties, four of which are wholly owned by us and two of which are owned by a second joint venture with HSRE in which we own a 20% interest. We are currently targeting completion of these six properties for the 2011-2012 academic year. For each of these projects, we conducted significant pre-development activities and obtained necessary zoning and site plan approvals. In total, we have identified over 200 markets and approximately 80 specific sites within these markets as potential future development opportunities.

REIT Status and Taxable REIT Subsidiaries

We will elect to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with our taxable year ended on December 31, 2010. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our stock. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute currently to our stockholders.

Our Business and Growth Strategies

Our objective is to maximize total returns to our stockholders through the pursuit of the following business and growth strategies:

Utilize Our Vertically-Integrated Platform.  Our vertically-integrated platform performs each key function in the student housing value chain: project development, project construction, property management and asset management. Campus Crest Development, LLC, a North Carolina limited liability company ( “Campus Crest Development”) identifies markets, selects sites and acquires all entitlements; Campus Crest Construction, LLC, a North Carolina limited liability company (“Campus Crest Construction”) oversees the design and construction of each project; The Grove Student Properties, LLC, a North Carolina limited liability company doing business as Campus Crest Real Estate Management (“The Grove Student Properties”) serves as our marketing, leasing and property management arm; and Campus Crest Asset Management, a division of Campus Crest Group (“Campus Crest Asset Management”) oversees our capital structure, investment underwriting and investor relations. Our vertically-integrated platform allows us to become familiar with every facet of our student housing properties. We believe that the ongoing feedback and accountability facilitated by our vertically-integrated platform allow us to improve efficiency, reduce costs, control project timing and enhance the overall quality of our properties.

Target Attractive Markets.  Prior to investing in a market, we conduct due diligence to assess the market’s attractiveness (e.g., demographics and student population trends), as well as the available supply of on- and off-campus housing alternatives. We utilize a proprietary underwriting model with over 60 inputs to evaluate the relative attractiveness of each potential development market. While our market strategy considers a variety of factors, we generally focus on markets where: (i) total student enrollment exceeds 8,000; (ii) a majority of the student population resides off-campus; and (iii) sites that are in close proximity to campus can be purchased or leased at a reasonable cost. Our due diligence process is designed to identify markets in which we can operate successfully.

Optimize Our Properties and Brand Value.  A key element of our strategy is to optimize the student lifestyle experience at our properties and enhance the value and recognition of our brand, The Grove®, through a consistent set of operating principles. We strive to offer properties that are designed to meet the unique needs of student-tenants, and to offer a variety of social activities and other programs that build a sense of community at our properties. Our property management group, The Grove Student Properties, continually works with our “RockStar” / Community Assistant teams to design student lifestyle programs involving social, cultural, outreach, recreational, educational and spiritual activities, which we refer to as our “SCORES” program. We believe that our focus on enhancing student lifestyle and promoting a sense of community at our properties drives improved occupancy and allows us to charge premium rents.

Development Growth.  We believe that our vertically-integrated platform generally allows us to generate more favorable returns by developing new properties versus acquiring existing properties from third parties. For these reasons, among others, we anticipate that in-house development will remain the primary driver of our growth. Our current business plan contemplates the development of approximately five to seven new student housing properties per year.

Acquisition Growth.  We may also seek to grow by selectively acquiring student housing properties from third parties. Generally, we anticipate that any properties acquired from third parties would meet our investment criteria for development properties and fit into our overall strategy in terms of property quality, proximity to campus, bed-bath parity, availability of amenities and return on investment. However, we may also seek to make opportunistic acquisitions of properties that we believe we can purchase at attractive pricing, reposition and operate successfully.

University Relations Advisory Board.  We formed a university relations advisory board after the Offering. This board is charged with facilitating our communication with the academic community, further developing our relationships with colleges and universities, and improving our understanding of the evolving needs and preferences of our student tenants. The advisory board is chaired by Earl C. Howell, our president and chief operating officer, and has three additional members selected from the faculties and administrations of various universities. The advisory board will meet semi-annually to discuss and evaluate opportunities to enhance our business model and to better serve our college, university and student constituents. Members of the advisory board will not be compensated for their services; however, we will reimburse members who are not employees of the Company for their out-of-pocket expenses incurred in connection with attending board meetings. The non-employee members of the advisory board are Jacquelyn Carr McHargue, Dean of Students, The University of North Carolina at Asheville; Herbert Reeves, Dean of Student Services, Troy University; and John W. Smith, Vice President for Student Affairs, University of South Alabama.

Property Management and Monitoring

We maintain an on-site staff at each property, including a General Manager, Sales Manager and Facilities Manager. The on-site staff is responsible for all aspects of the property’s operations, including marketing, leasing administration, business administration, financial reporting, ongoing property maintenance, capital projects and residence life and student development. In addition, each property typically has nine student-tenants that live on-site and work for us on a part-time basis. These individuals, who we refer to as “Community Assistants” or “RockStars,” assist in developing lifestyle programming, among other things. We provide oversight to each property on an area basis, with each “area” typically comprised of six properties. Each area is staffed with an Area Manager, Area Sales Manager and Area Business Manager. The roles of our various staff members are described in greater detail below.

General Managers, Sales Managers and Facilities Managers.  The General Manager is responsible for all facets of a property’s operation, including the development and implementation of student lifestyle programs, annual budgeting, collection of rents, administration of accounts payable, implementation of the annual marketing plan, administration of all leasing and marketing functions, coordination of property maintenance, asset preservation and capital improvement projects. The General Manager also supervises the residence life program and conducts all hiring, termination, and staff development of on-site personnel. The Sales Manager supports the General Manager and focuses on the leasing and lifestyle programs at the property. The Facilities Manager is responsible for coordinating all maintenance activity at the property and serving as a liaison for larger capital projects in concert with our in-house facilities group.

Community Assistants (“CAs” or “RockStars”).  At each of our properties, we also have a work/live program, typically consisting of nine part-time positions for student staff members, who we refer to as our CAs or RockStars. At each property we generally maintain a ratio of 50-70 students per CA/RockStar. Our CAs/RockStars are selected by our management based upon a set of criteria, including interpersonal skills, leadership capabilities, responsibility, maturity and willingness to meet the challenges and expectations of the position. We use these positions to interface on a peer basis with our student-tenants and to assist with various duties at the properties. Further, we use this position as a feeder for us, which allows us to evaluate these part-time employees for potential full-time managerial positions with us after they graduate. It is a position that fits well with many students’ academic goals while affording them opportunities for personal growth and leadership development. The CAs/RockStars perform the duties of their position in exchange for their room and a stipend. CAs/RockStars are trained to provide support and assistance to our student-tenants on a variety of issues. The CAs/RockStars act as community facilitators by developing an atmosphere that promotes a sense of belonging, support and affiliation. In addition, the CAs/RockStars participate actively in developing and implementing the property’s programs and events in connection with our SCORES program. At all times, our CAs/RockStars are expected to be role models and maintain the highest standards of personal conduct. Through observation and interaction with the community, the CAs/RockStars help to identify potential problems and make appropriate referrals so that students may overcome obstacles to their academic achievement. Through their efforts to provide timely, accurate and thorough information in the appropriate format, CAs/RockStars contribute to the smooth and effective operations of our properties. We believe that this position is critical to the success of our properties.

Area Managers, Area Sales Managers, and Area Business Managers.  The Area Manager is responsible for all facets of the operations of properties in his or her area, typically six properties per area. He or she monitors the performance of the properties and the compliance of each of the General Managers with our programs and policies to preserve operational standards across all of the properties in his or her area. The Area Manager is the conduit between centralized planning at our corporate level and decentralized execution at each of the properties. Similar to the property-level Sales Manager, the Area Sales Manager provides support to the leasing and lifestyle programming at all the properties in his or her area. As the corporate marketing department’s liaison to area and property operations, the Area Sales Manager monitors the consistency of The Grove® brand across the properties and collaborates with the Area and General Managers to market each property effectively. The Area Business Manager is a specialist in accounts receivable who reports to the Area Manager. He or she administers all charges and payments on resident accounts, performs daily deposits and bank statement reconciliations, manages collection efforts for both current and former residents, and supports the properties in matters of customer service.

Leasing and Marketing

Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multi-family housing where leasing is by the unit. Individual lease liability limits each student-tenant’s liability to his or her own rent without liability for a roommate’s rent. A parent or guardian is required to execute each lease as a guarantor unless the student-tenant provides adequate proof of income. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied rather than the number of units occupied.

Unlike traditional multi-family housing, most of our leases commence and terminate on the same dates each year. In the case of our typical 11.5-month leases, these dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the last summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in January and ends in August of each year.

Each year we implement a marketing and leasing plan to re-lease each property. We advertise through various media, including print advertising in newspapers, magazines and trade publications; direct mailers; radio advertising; promotional events and public relation campaigns. We typically compete in the off-campus student housing market on the basis of:

•	the quality of our facilities, including their proximity to campus, as well as our properties’ physical location, the size and layout of units and the types of amenities offered;

•	rental terms, including price, which varies based on the market in which the property is located, and per-bed rental (individual lease liability), which allows individual student-tenants to avoid responsibility for the rental of an entire apartment unit;

•	community environment, including community facilities, amenities and programming, which is overseen by our staff of CAs/RockStars; and

•	our relationships with colleges and universities, which may result in our properties being recommended or listed in recruiting and admissions literature provided to incoming and prospective students.

Student Programming/SCORES Program

We believe that our success has been driven, in part, by our focus on student lifestyle programming, including our SCORES program. Our SCORES program is designed to enhance the student lifestyle by facilitating activities at our properties in the following areas:

•	Social: parties, group events, movie nights, bonfires, concerts, tavern/game nights, tailgating and homecoming events;

•	Cultural: attending plays, concerts, readings, art galleries and open microphone nights;

•	Outreach: blood drives, big brother/big sister programs, mentoring, food drives/themed activities;

•	Recreational: intramural sports teams and volleyball and basketball tournaments;

•	Educational: CPR training, resume writing workshops, nutrition classes, self-defense training and job interview rehearsals; and

•	Spiritual: bible studies, sing-alongs, campus church, guest speakers and reading groups.

We believe that our student programming enhances the lifestyle of our student-tenants and helps to create an environment that is conducive to academic and social success. We do not approach our properties as simply a place for students to live, but rather we seek to assist our student-tenants in building connections with their fellow student-tenants, their communities and the colleges and universities that they attend. We believe that our focus on student lifestyle programming differentiates us from our competitors and makes our properties more attractive to prospective student-tenants and their parents.

GO Team (Grove Outreach)

The Grove Outreach Team (“GO Team”) is our service program that supports the various charitable initiatives that we implement at our properties and our corporate office. GO Teams are groups of student-tenants and non-student-tenants that support charitable work in the communities in which we operate. We believe that the GO Team creates emotional attachments to our communities through service while contributing to the areas in which we operate.

Competition

Competition from Universities and Colleges

We are subject to competition for student-tenants from on-campus housing owned by universities and colleges. On-campus student housing has inherent advantages over off-campus student housing (such as the majority of our properties) in integration with the academic community, which may cause student-tenants to prefer on-campus housing to off-campus housing. Additionally, colleges and universities may have financial advantages that allow them to provide student housing on more attractive terms than we are able to. For example, colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than private, for profit real estate concerns, such as us. However, residence halls owned and operated by the primary colleges and universities in the markets in which we operate typically charge lower rental rates but offer fewer amenities than those offered at our properties.

Despite the inherent advantages of on-campus housing, most universities are able to house only a small percentage of their overall enrollment, and are therefore highly dependent on the off-campus market to provide housing for their students. High-quality and well run off-campus student housing can therefore be a critical component of an institution’s ability to attract and retain students. Accordingly, universities and colleges often have an interest in encouraging and facilitating the construction of modern off-campus housing alternatives.

Competition from Private Owners

We also compete with other regional and national owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators. Currently, the industry is fragmented with no participant holding a dominant market share. There are a number of student housing properties that are located near or in the same general vicinity of many of our properties and that compete directly with our properties. We believe that a number of other large national companies with substantial financial and marketing resources may be potential entrants in the student housing business. The activities of any of these companies could cause an increase in competition for student-tenants and for the acquisition, development and management of other student housing properties, which could reduce the demand for our properties.

Insurance

We carry comprehensive liability, fire, extended coverage, terrorism and rental loss insurance covering all of the properties in our portfolio. Our insurance includes coverage for earthquake damage to properties located in seismically active areas, windstorm damage to properties exposed to hurricanes, and terrorism insurance on all of our properties. Our insurance policies are subject to coverage limits and applicable deductibles, and if we suffer a substantial loss, our coverage may be insufficient. All insurance policies are also subject to coverage extensions that we believe are typical for our business. We do not carry insurance for generally uninsured losses such as loss from riots or acts of God.

Regulation

General

Student housing properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our operating properties has the necessary permits and approvals to operate its business. Apartment community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities, such as swimming pools, activity centers and other common areas.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable.

Fair Housing Act

The FHA, its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development (“HUD”) and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) or handicap (disability) and, in some states, on financial capability.

Environmental Matters

Some of our properties contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for personal injury or property damages arising from releases from such tanks. Additionally, third parties may be permitted by law to seek recovery from owners or operators for personal injury or property damage associated with exposure to other contaminants that may be present on, at or under the properties, including, but not limited to, petroleum products and hazardous or toxic substances. Also, some of the properties include regulated wetlands on undeveloped portions of such properties and mitigated wetlands on or near our properties, the existence of which can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of our properties may contain microbial matter such as mold and mildew. The presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. The presence of significant mold could expose us to liability from student-tenants, employees and others if property damage or health concerns arise.

If any property in our portfolio is not properly connected to a water or sewer system, or if the integrity of such systems is breached, microbial matter or other contamination can develop. If this were to occur, we could incur significant remedial costs and we may also be subject to private damage claims and awards, which could be material. If we become subject to claims in this regard, it could materially and adversely affect us and our insurability for such matters in the future.

Employees

As of December 31, 2010, we had approximately 525 employees. Our employees are not represented by a labor union.

Offices and Website

Our principal executive offices are located at 2100 Rexford Road, Suite 414, Charlotte, NC 28211. We also have management offices at each of our properties.

Our website is located at www.campuscrest.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC’). Our website also contains copies of our Corporate Governance Guidelines and Code of Business Ethics as well as the charters of our Nominating and Corporate Governance, Audit, and Compensation committees. The information on our website is not part of this report.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors, the occurrence of any of which may materially and adversely affect us. The risks described below are not the only ones we face. Additional risks not presently known to us or that we may currently deem immaterial also may impair our financial condition or operations or otherwise harm us.

Risks Related to Our Business and Properties

Developing properties will expose us to risks beyond those associated with owning and operating student housing properties, and could materially and adversely affect us.

Our future growth will depend, in part, upon our ability to complete successfully the six properties targeted to be completed for the 2011-2012 academic year and to identify, plan and execute on additional development opportunities. Our development activities may be adversely affected by:

•	abandonment of development opportunities after expending significant cash and other resources to determine feasibility, requiring us to expense costs incurred in connection with the abandoned project;

•	construction costs of a project exceeding our original estimates;

•	failure to complete development projects on schedule or in conformity with building plans and specifications;

•	lower than anticipated occupancy and rental rates at a newly completed property, which rates may not be sufficient to make the property profitable;

•	failure to obtain or delays in obtaining construction financing, which could result in delays in closing on acquisitions of undeveloped land; and

•	failure to obtain, or delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.

The construction activities at our student housing properties expose us to liabilities and risks beyond those associated with the ownership and operation of student housing properties, which could materially and adversely affect us.

The construction of our student housing properties, including the six properties targeted to be completed for the 2011-2012 academic year, involves risks associated with construction activities, including liability for workplace safety, such as injuries and accidents to persons and property occurring during the construction process. Construction activities also subject us to obligations relating to environmental compliance, such as management of storm water discharge and run-off, material handling, on-site storage of construction materials and off-site disposal of construction materials. These risks are in addition to those associated with owning or operating student housing properties.

Our development activities are subject to delays and cost overruns, which could materially and adversely affect us.

Our development activities, including those related to the six properties targeted to be completed for the 2011-2012 academic year or future academic years, may be adversely affected by circumstances beyond our control, including: work stoppages; labor disputes; shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers; changes in laws or other governmental regulations, such as those relating to union organizing activity; lack of adequate utility infrastructure and services; our reliance on local subcontractors, who may not be adequately capitalized or insured; inclement weather; and shortages, delay in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our properties. If we are unable to recover these increased costs by raising our lease rates, our financial performance and liquidity could be materially and adversely affected.

We may not realize a return on our development activities in a timely manner, which could materially and adversely affect us.

Due to the amount of time required for planning, constructing and leasing of development properties, we may not realize a significant cash return for several years. Therefore, if any of our development activities are subject to delays or cost overruns, our growth may be hindered and our results of operations and cash flows may be adversely affected. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management. Furthermore, maintaining our development capabilities involves significant expense, including compensation expense for our development personnel and related overhead. To the extent we cease or limit our development activity, this expense will not be offset by revenues from our development activity. Therefore, if we do not realize a return on our development activities in a timely manner in order to offset these costs and expenses, we could be materially and adversely affected.

Adverse economic conditions and dislocation in the credit markets have had a material and adverse effect on us and may continue to materially and adversely affect us.

We have recently experienced unprecedented levels of volatility in the capital markets, a reduction in the availability of credit and intense recessionary pressures, which have had an adverse effect on our results of operations and our ability to borrow funds. For example, lenders are generally imposing more stringent lending standards and applying more conservative valuations to properties. This has limited the amount of indebtedness we have been able to obtain and impeded our ability to develop new properties and to replace construction financing with permanent financing. If these conditions continue, our business and our growth strategy, including our ability to develop the six properties targeted to be completed for the 2011-2012 academic year, may be materially and adversely affected. Although our business strategy contemplates access to debt financing (including our revolving credit facility and construction debt) to fund future development and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. As of December 31, 2010, we have borrowed approximately $42.5 million under our revolving credit facility and have issued letters of credit in an aggregate amount of $3.8 million under such facility. The amounts outstanding under our revolving credit facility will reduce the amount that we may be able to borrow under this facility for other purposes. We have up to $53.8 million in borrowing capacity under our revolving credit facility, and amounts borrowed under the facility will be due at its maturity in October 2013. This indebtedness, as well as our mortgage and construction loans of approximately $60.8 million as of December 31, 2010, will subject us to risks associated with debt financing as described below under “— Our indebtedness exposes us to a risk of default and reduces our free cash flow, which could materially and adversely affect us.”

The challenging economic environment may continue to adversely affect us by, among other things, limiting or eliminating our access to financing, which would adversely affect our ability to develop and refinance properties and pursue acquisition opportunities. Significantly more stringent lending standards and higher interest rates may reduce our returns on investment and increase our interest expense, which could adversely affect our financial performance and liquidity. Additionally, the limited amount of financing currently available may reduce the value of our properties, limit our ability to borrow against such properties and, should we choose to sell a property, impair our ability to dispose of such property at an attractive price or at all, which could materially and adversely affect us.

Certain of our properties may be subject to liens or other claims, which could materially and adversely affect us.

We may be subject to liens or claims for materials or labor relating to disputes with subcontractors or other parties that are or were involved in the development and construction process. There can be no assurance that we will not be required to pay amounts greater than currently recorded liabilities in order to settle these claims.

Developing or acquiring properties in new markets may materially and adversely affect us.

We may develop or acquire properties in markets within the United States in which we do not currently operate, including the six markets in which we are developing properties with completion targeted for the 2011-2012 academic year. To the extent we choose to develop or acquire properties in new markets, we will not possess the same level of familiarity with development or operation in these markets, as we do in our current markets, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance, which could materially and adversely affect us.

We rely on our relationships with the colleges and universities from which our properties draw student-tenants and on the policies and reputations of these schools; any deterioration in our relationships with such schools or changes in the schools’ admissions or residency policies or reputations could materially and adversely affect us.

We rely on our relationships with colleges and universities for referrals of prospective student-tenants or for mailing lists of prospective student-tenants and their parents. The failure to maintain good relationships with these schools could therefore have a material adverse effect on us. Many of these schools own and operate on-campus student housing which compete with our properties for student-tenants, and if schools refuse to provide us with referrals or to make lists of prospective student-tenants and their parents available to us or increase the cost of these lists, the lack of such referrals, lists or increased cost could have a material adverse effect on us.

Changes in admission and housing policies could adversely affect us. For example, if a school reduces the number of student admissions or requires that a certain class of students (e.g., freshman) live in on-campus housing, the demand for beds at our properties may be reduced and our occupancy rates may decline. While we may engage in marketing efforts to compensate for any such policy changes, we may not be able to effect such marketing efforts prior to the commencement of the annual lease-up period, or our additional marketing efforts may not be successful, which could reduce the demand for our properties and materially and adversely affect us.

It is also important that the schools from which our properties draw student-tenants maintain good reputations and are able to attract the desired number of incoming students. Any degradation in a school’s reputation could inhibit its ability to attract students and reduce the demand for our properties.

Our results of operations are subject to risks inherent in the student housing industry, such as an annual leasing cycle and limited leasing period, which could materially and adversely affect us.

We generally lease our properties for 11.5-month terms, and the related leases provide for 12 equal monthly payments of rent. Therefore, our properties must be entirely re-leased each year, exposing us to more leasing risk than property lessors that lease their properties for longer terms. Student housing properties are also typically leased during a limited leasing period that generally begins in January and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this leasing period. We will be subject to heightened leasing risk at properties under development and at properties we may acquire in the future due to our lack of experience leasing such properties. Any significant difficulty in leasing our properties would adversely affect our results of operations, financial condition and ability to pay distributions on our common stock and would likely have a negative impact on the trading price of our common stock.

Additionally, student-tenants may be more likely to default on their lease obligations during the summer months, which could further reduce our revenues during this period. Although we typically require a student-tenant’s lease obligations to be guaranteed by a parent, we may have to spend considerable effort and expense in pursuing payment upon a defaulted lease, and our efforts may not be successful.

Competition from other student housing properties, including on-campus housing and traditional multi-family housing located in close proximity to the colleges and universities from which we draw student-tenants may reduce the demand for our properties, which could materially and adversely affect us.

Our properties compete with properties owned by universities, colleges, national and regional student housing businesses and local real estate concerns. On-campus student housing has inherent advantages over off-campus student housing (such as the majority of our properties), due to its physical location on the campus and integration into the academic community, which may cause student-tenants to prefer on-campus housing to off-campus housing. Additionally, colleges and universities may have financial advantages that allow them to provide student housing on terms more attractive than our terms. For example, colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than private, for-profit real estate concerns, such as our company.

There are a number of student housing properties located near or in the same general vicinity of many of our properties that compete directly with our properties. Such competing student housing properties may be newer, located closer to campus, charge less rent, possess more attractive amenities, offer more services or offer shorter lease terms or more flexible lease terms than our properties. Competing properties could reduce demand for our properties and materially and adversely affect us.

Revenue at a particular property could also be adversely affected by a number of other factors, including the construction of new on-campus and off-campus housing, decreases in the general levels of rents for housing at competing properties, decreases in the number of students enrolled at one or more of the colleges or universities from which the property draws student-tenants and other general economic conditions.

Although we believe no participant in the student housing industry holds a dominant market share, we compete with larger national companies, colleges and universities with greater resources and superior access to capital. Furthermore, a number of other large national companies with substantial financial and marketing resources may enter the student housing business. The activities of any of these companies, colleges or universities could cause an increase in competition for student-tenants and for the acquisition, development and management of other student housing properties, which could reduce the demand for our properties.

Our success depends on key personnel whose continued service is not guaranteed, and their departure could materially and adversely affect us.

We are dependent upon the efforts of our key personnel, particularly those of Ted W. Rollins, our co-chairman and chief executive officer, and Michael S. Hartnett, our co-chairman and chief investment officer. These individuals have extensive experience in our business, including sourcing attractive investment opportunities, development activities, financing activities, university relations and leasing. Messrs. Rollins and Hartnett have directed the operations of our predecessor entities and each has over 25 years of experience in providing service-enriched housing and approximately seven years of student housing experience. The loss of the services of either Mr. Rollins or Mr. Hartnett could materially and adversely affect us.

The current economic environment could reduce enrollments and limit the demand for our properties, which could materially and adversely affect us.

A continuation of ongoing economic conditions that adversely affect household disposable income, such as high unemployment levels, weak business conditions, reduced access to credit, increasing tax rates and high fuel and energy costs, could reduce overall student leasing or cause student-tenants to shift their leasing practices as students may determine to forego college or live at home and commute to college.

In addition, as a result of general economic weakness, many students may be unable to obtain student loans on favorable terms. If student loans are not available or their costs are prohibitively high, enrollment numbers for schools from which we draw student-tenants may decrease, resulting in a decrease in the demand for, and consequently the occupancy rates at and rental revenue from, our properties. Accordingly, the continuation or deterioration of current economic conditions could materially and adversely affect us.

In each of the past five fiscal years, we have experienced significant net losses; if this trend continues, we could be materially and adversely affected.

We have incurred significant net losses in each of the past five fiscal years. These results have had a negative impact on our financial condition. Although we believe that we are adequately capitalized and able to resume our historical levels of development activity, there can be no assurance that our business will become profitable in the future and additional losses will not be incurred. If this trend continues in the future, our financial performance, liquidity and our ability to operate our business as a going concern could be materially and adversely affected.

If we are unable to acquire properties on favorable terms, our future growth could be materially and adversely affected.

Our future growth will depend, in part, upon our ability to acquire new properties on favorable terms. Acquisition opportunities may not be available to us on terms that we deem acceptable, and we may be unsuccessful in consummating acquisition opportunities. Our ability to acquire properties on favorable terms and successfully operate them may be adversely affected by:

•	an inability to obtain financing on attractive terms or at all;

•	competition from other real estate investors;

•	increased purchase prices and decreased expected yields due to competition from other potential acquirers;

•	the need to make significant and unexpected capital expenditures to improve or renovate acquired properties;

•	an inability to quickly and efficiently integrate acquisitions, particularly any acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates at acquired properties; and

•	acquisition of properties subject to liabilities but without any recourse, or with only limited recourse, to the sellers, or with liabilities that are unknown to us, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of our properties.

Our failure to identify and consummate property acquisitions on attractive terms or the failure of any acquired properties to meet our expectations could materially and adversely affect our future growth.

Our strategy of investing in properties located in medium-sized college and university markets may not be successful, which could materially and adversely affect us.

Our business strategy involves investing in properties located in medium-sized college and university markets, which are smaller than larger educational markets. Larger educational markets, such as Boston, Massachusetts or Washington, D.C., often have multiple colleges and universities that have larger enrollments than schools located in medium-sized college and university markets and attract students nationally and internationally. The colleges and universities that our properties draw student-tenants from typically have smaller enrollments than schools in larger educational markets and tend to attract students from within the region in which the school is located. If the schools in our markets experience reduced enrollment, for example due to adverse economic conditions, or are unable to attract sufficient students to achieve a desired class size, the pool of prospective student-tenants for our properties will be reduced. This could have the result of reducing our occupancy and lowering the revenue from our properties, which could materially and adversely affect our financial performance and liquidity.

Our indebtedness exposes us to a risk of default and reduces our free cash flow, which could materially and adversely affect us.

As of December 31, 2010, our total consolidated indebtedness was approximately $103.3 million. Our debt service obligations expose us to the risk of default and reduce cash available to invest in our business or pay distributions that are necessary to qualify and remain qualified as a REIT. Although we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness to not more than 50% of our total market capitalization, our board of directors may modify or eliminate this limitation at any time without the approval of our stockholders. Furthermore, our charter does not contain any limitation on the amount of indebtedness that we may incur. In the future we may incur substantial indebtedness in connection with the development or acquisition of additional properties and for other working capital needs, or to fund the payment of distributions to our stockholders.

In addition, a tax protection agreement to which we are a party requires us to maintain a minimum level of indebtedness of $56.0 million throughout a 10-year tax protection period in order to allow a sufficient amount of debt to be allocable to MXT Capital, LLC, a Delaware limited liability company (“MXT Capital”), which is wholly owned and controlled by Ted W. Rollins, our co-chairman and chief executive officer, and Michael S. Hartnett, our co-chairman and chief investment officer, and certain members of their families, to avoid certain adverse tax consequences. If we fail to maintain such minimum indebtedness throughout the 10-year tax protection period, we will be required to make indemnifying payments to MXT Capital, in an amount equal to the federal, state and local taxes, if any, imposed on its members as a result of any income or gain recognized by them by reason of such failure. The amount of such taxes will be computed based on the highest applicable federal, state and local marginal tax rates, as well as any “grossed up” taxes imposed on such payments. This requirement may restrict our ability to reduce leverage when we otherwise might wish to do so and generally reduce our flexibility in managing our capital structure.

Our indebtedness and the limitations imposed on us by our indebtedness could have significant adverse consequences, including the following:

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of the indebtedness being refinanced;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may default on our payment or other obligations as a result of insufficient cash flow or otherwise, which may result in a cross-default on our other obligations, and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	to the extent that we incur unhedged floating rate debt, we will have exposure to interest rate risk; and

•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the distribution requirements necessary to enable us to qualify and remain qualified for taxation as a REIT.

Compliance with the provisions of our debt agreements, including the financial and other covenants, such as the maintenance of specified financial ratios, could limit our flexibility, and a default under these agreements could result in a requirement that we repay indebtedness, which could severely affect our liquidity and increase our financing costs, which could materially and adversely affect us.

Our revolving credit facility restricts our ability to engage in some business activities.

Our revolving credit facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur certain additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to effect certain mergers;

•	restrict our ability to make distributions to stockholders; and

•	require us to maintain certain financial coverage ratios.

These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our common stock. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Furthermore, our revolving credit facility contains certain cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-venturers’ financial condition and disputes between our co-venturers and us.

Our properties located in Lawrence, Kansas, Moscow, Idaho, San Angelo and Huntsville, Texas, Conway, Arkansas and Statesboro, Georgia, comprising approximately 22.5% of our beds, are held in a joint venture with HSRE, in which we own a 49.9% interest. Additionally, we entered into a new joint venture with HSRE, in which we own a 20% interest and through which we are developing two properties with completion targeted for the 2011-2012 academic year. We anticipate that we may enter into other joint ventures with other parties in the future. We may not have a controlling interest in a joint venture and may share responsibility with our co-venturer for managing the property held by the joint venture. Under such circumstances, we may not have sole decision-making authority regarding the joint venture’s property. Investments in joint ventures, under certain circumstances, involve risks not present when we invest in a property without the involvement of a third party. For example, our co-venturer may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our preferences, policies or objectives. Additionally, it is possible that our co-venturer might become bankrupt, fail to fund its share of required capital contributions or block or delay decisions that we believe are necessary. Such investments may also have the potential risk of impasses on decisions, such as sales, because neither we nor our co-venturers may have full control over the joint venture. Disputes between us and our co-venturer may result in litigation or arbitration that would increase our expenses and divert the attention of our officers and directors from other aspects of our business. Consequently, actions by or disputes with our co-venturers might result in subjecting properties owned by the joint venture vehicle to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party co-venturers. Any of foregoing factors could materially and adversely affect our joint-venture investments.

Our management team has not previously operated either a REIT or a public company, and this inexperience could materially and adversely affect us.

Our management team has not operated a business that has sought to qualify for taxation as a REIT or in compliance with the numerous technical restrictions and limitations set forth in the Internal Revenue Code applicable to REITs. Furthermore, until our initial public offering in October 2010, our management team had not previously operated a public company. The regulatory requirements applicable to public companies involve a significant investment of management time, since these requirements were not previously applicable to us as a closely-held private company. Both federal laws and regulations and the New York Stock Exchange (“NYSE”) rules impose numerous requirements relating to a public company’s corporate governance and disclosure obligations. We may be required to spend additional time addressing governance and disclosure obligations due to our inexperience, and we will be subject to fines and other penalties if we fail to comply in a timely manner with these obligations. We may not be able to operate a REIT or a public company as successfully or as efficiently as a more experienced management team.

Our investment in properties subject to ground leases with unaffiliated third parties exposes us to the potential loss of such properties upon the expiration or termination of the ground leases, and the realization of such loss could materially and adversely affect us. Our properties at the University of South Alabama are also subject to a right of first refusal that may inhibit our ability to sell them.

Our properties located on the campus of the University of South Alabama are subject to ground leases with affiliates of the university. Our joint venture property located in Moscow, Idaho is subject to a ground lease with an unaffiliated third party. In addition, we may invest in additional properties that are subject to ground leases with unaffiliated third parties. As the lessee under a ground lease with an unaffiliated third party, we are exposed to the possibility of losing our leasehold interest in the land on which our buildings are located. A ground lease may not be renewed upon the expiration of its current term or terminated by the lessor pursuant to the terms of the lease if we do not meet our obligations thereunder.

In the event of an uncured default under any of our existing ground leases, the lessor may terminate our leasehold interest in the land on which our buildings are located. Any termination of our existing ground leases with unaffiliated third parties, unless in conjunction with the exercise of a purchase option, would also result in termination of our management agreement relating to the property. If we lose the leasehold interest in any of our properties, we could be materially and adversely affected.

Our properties located at the University of South Alabama are also subject to a right of first refusal pursuant to which the ground lessor entity related to the university has a right to purchase our leasehold interest in the relevant property in the event we decide to accept an offer to sell either property to a third party. This may inhibit our ability to sell these properties. Further, our right to transfer one of the on-campus properties is subject to the consent of the ground lessor, which consent may not be unreasonably withheld.

We may incur losses on interest rate swap and hedging arrangements, which could materially and adversely affect us.

We currently use, and may in the future enter into additional, agreements to reduce the risks associated with increases in interest rates. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If an arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the arrangement may subject us to increased credit risks. The occurrence of any of the foregoing could materially and adversely affect us.

Our inability to pass-through increases in taxes or other real estate costs to our student-tenants could materially and adversely affect our financial performance and liquidity.

Each of our properties is subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. We generally are not able to pass through to our student-tenants under existing leases any increases in taxes, including real estate and income taxes, or other real estate related costs, such as insurance or maintenance. Consequently, unless we are able to off-set any such increases with sufficient revenues, we may be materially and adversely affected by any such increases.

The prior performance of our predecessor entities may not be indicative of our future performance.

All of our properties have been acquired or developed by our predecessor entities within the past six years and have limited operating histories. Consequently, the historical operating results of our properties and the financial data we have disclosed may not be indicative of our future performance. The operating performance of the properties may decline and we could be materially and adversely affected.

As a result of operating as a public company, we will incur significant increased costs and our management will be required to devote substantial time to new compliance requirements, which could materially and adversely affect us.

Prior to our initial public offering, we had never operated as a public company. As a public company, we incur significant legal, accounting and other expenses, as well as expend significant management time, relating to various requirements applicable to public companies that were not applicable to our predecessor as a closely held private company. The Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the NYSE rules impose numerous requirements relating to a public company’s corporate governance and disclosure obligations. Compliance with these requirements will require us to hire additional employees, adopt new policies, procedures and controls, and cause us to incur significant costs. For example, we are required to have specified board committees, adopt internal controls over financial reporting and disclosure controls and procedures, and file annual, quarterly and other reports and information with the SEC. If our prior history of incurring significant net losses continues, we will be unable to expend the funds necessary to hire additional employees and otherwise comply with our increased disclosure and reporting obligations. Our lack of prior experience in the operation of a public company may reduce the likelihood that we will be able to identify compliance and disclosure issues on a timely basis and our failure to address these issues could materially and adversely affect us due to fines and penalties associated with compliance failure, an inability to utilize certain SEC forms and offering methods to access the public equity and debt markets quickly and the inability to otherwise enjoy the benefits associated with our status as a public company. If we identify any issues in complying with requirements applicable to public companies, we would likely incur additional costs remediating those issues and such costs could be significant, and the existence of those issues could materially and adversely affect us, our reputation or investor perception of us. Failure to remediate compliance issues, whether due to cost or otherwise, may result in negative action against us, including fines, civil and criminal penalties or delisting from the NYSE. Identification of these types of compliance issues could also make it more difficult and expensive for us to obtain director and officer liability insurance, and we could be required to accept reduced policy limits and insurance coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it could become more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Any of the foregoing costs or factors could materially and adversely affect us.

We will be subject to the requirements of Section 302 and 404 of the Sarbanes-Oxley Act, which will be costly and challenging.

Our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting, pursuant to Section 302 of the Sarbanes-Oxley Act, as of December 31, 2011. Internal controls are intended to allow management or employees in the normal course of performing their functions to prevent or detect misstatements on a timely basis. A deficiency in internal controls exists when their design or operation does not permit such prevention or detection on a timely basis. Section 404 of the Sarbanes-Oxley Act requires our independent registered public accounting firm to deliver an attestation report on the operating effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements as of the same date.

Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. Our predecessor had not previously prepared consolidated financial statements. Additionally, the financial statements of some of the entities that are included in our predecessor’s financial statements were not individually audited. Consequently, it was necessary to consolidate numerous financial statements, some of which were unaudited, in anticipation of the audit of our predecessor’s financial statements. In the course of such audit, it became necessary to prepare and record a number of adjustments to correct the initial combined financial statements. It was determined that these adjustments arose from weaknesses within our internal control over financial reporting, specifically our lack of policies, procedures and review controls with respect to consolidation and the financial reporting process and our lack of processes and procedures with respect to the application of U.S. generally accepted accounting principles (“GAAP”) to certain transactions.

As a closely held private company, our predecessor had not been required to operate in compliance with the foregoing requirements of the Sarbanes-Oxley Act. As a public company, we are required to design, implement and effectively execute and monitor additional controls in order to comply with these requirements and remediate any identified deficiencies. We have implemented measures to address weaknesses in our internal control over financial reporting and intend to bring our operations into compliance with Section 404 of the Sarbanes-Oxley Act by December 31, 2011, and comply with the other mandates of the Sarbanes-Oxley Act, but there can be no assurance that such compliance will be achieved or maintained. If we are unable to implement and monitor effective controls, we may be unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act within the required time period.

We cannot give any assurances that we will successfully remediate any material weaknesses identified in connection with our compliance with the provisions of Sections 302 and 404 of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our registered independent public accounting firm that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and incur significant expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weaknesses in a timely manner. The existence of a material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, any of which could materially and adversely affect us.

Reporting of on-campus crime statistics required of colleges and universities may negatively impact our properties.

Federal and state laws require colleges and universities to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring in the vicinity of, or on the premises of, our on-campus properties. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our properties may have an adverse effect on both our on-campus and off-campus properties.

We may be subject to liabilities from litigation, which could materially and adversely affect us.

We have been involved in legal proceedings in connection with our business, and may become involved in additional legal proceedings, including consumer, employment, tort or commercial litigation that, if decided adversely to or settled by us and not adequately covered by insurance, could result in liabilities that could materially and adversely affect us.

Risks Related to the Real Estate Industry

Our performance and the value of our properties are subject to risks associated with real estate and with the real estate industry, which could materially and adversely affect us.

Our ability to make distributions to our stockholders depends on our ability to generate cash revenues in excess of our expenses, including expenses associated with our development activities, indebtedness and capital expenditure requirements. The occurrence of certain events and conditions that are generally applicable to owners and operators of real estate, many of which are beyond our control, could materially and adversely affect us. These events and conditions include:

•	adverse national, regional and local economic conditions;

•	rising interest rates;

•	oversupply of student housing in our markets, increased competition for student-tenants or reduction in demand for student housing;

•	inability to collect rent from student-tenants;

•	vacancies at our properties or an inability to lease our properties on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including insurance premiums, utilities and real estate taxes;

•	the need for capital expenditures at our properties;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments; and

•	civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters, which may result in uninsured losses, and acts of war or terrorism.

In addition, periods of economic slowdown or recession, such as the one the global economy is currently experiencing, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in occupancy rates and rental revenue or an increased incidence of defaults under our existing leases, which could impair the value of our properties or reduce our cash flow.

Illiquidity of real estate investments could significantly impede our ability to sell our properties or otherwise respond to adverse changes in the performance of our properties, which could materially and adversely affect us.

From time to time, we may determine that it is in our best interest to sell one or more of our properties. However, because real estate investments are relatively illiquid, we may encounter difficulty in finding a buyer in a timely manner should we desire to sell one of our properties, especially if market conditions are poor at such time. Selling real estate has been difficult recently, since the availability of credit has become more limited, as lending standards have become more stringent. As a result, potential buyers have experienced difficulty in obtaining financing necessary to purchase a property. In addition, our properties are specifically designed for use as student housing, which could limit their marketability or affect their values for alternative uses. Consequently, should we desire to sell one or more of our properties, our ability to do so promptly or on terms that we deem to be acceptable may be limited, which could materially and adversely affect us.

We also may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct any such defects or to make any such improvements. In connection with any future property acquisitions, we may agree to provisions that materially restrict our ability to sell the property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be secured by or repaid with respect to such property.

In addition, in order to qualify for taxation as a REIT and to maintain such qualification, the Internal Revenue Code limits our ability to sell properties held for less than two years, which may cause us to incur losses thereby reducing our cash flows. See “Federal Income Tax Risk Factors — The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.” These factors and any others that would impede our ability to respond to adverse changes in the performance of any of our properties or a need for liquidity could materially and adversely affect us.

We could incur significant costs related to government regulation and private litigation over environmental matters, which could materially and adversely affect us.

Under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) a current or previous owner or operator of real estate may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Additionally, an entity that arranges for the disposal or treatment of a hazardous or toxic substance or petroleum at another property may be held jointly and severally liable for the cost of investigating and cleaning up such property or other affected property. Such parties are known as potentially responsible parties (“PRPs”). These environmental laws often impose liability regardless of whether the PRP knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. PRPs may also be liable to parties who have claims for contribution in connection with any such contamination, such as other PRPs or state and federal governmental agencies. The liability is generally not limited under such laws and therefore could easily exceed the property’s value and the assets of the liable party.

The presence of contamination, hazardous materials or environmental issues, or the failure to remediate such conditions, at a property may expose us to third-party liability for personal injury or property damage, remediation costs or adversely affect our ability to sell, lease or develop the property or to borrow using the property as collateral, which could materially and adversely affect us.

Environmental laws also impose ongoing compliance requirements on owners and operators of real estate. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials (“ACBMs”), storage tanks, storm water and wastewater discharges, lead-based paint, radon, wetlands and hazardous wastes. Failure to comply with these laws could result in fines and penalties or expose us to third-party liability, which could materially and adversely affect us. Some of our properties may have conditions that are subject to these requirements and we could be liable for such fines or penalties or liable to third parties.

The conditions at some of our properties may expose us to liability and remediation costs related to environmental matters, which could materially and adversely affect us.

Certain of our properties may contain, or may have contained, ACBMs. Environmental laws require that ACBMs be properly managed and maintained, and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, some of our properties may contain, or may have contained, or are adjacent to or near other properties that may contain or may have contained storage tanks for the storage of petroleum products or other hazardous or toxic substances. Any of these conditions create the potential for the release of these contaminants. Third parties may be permitted by law to seek recovery from owners or operators for personal injury or property damage arising from such tanks. Additionally, third parties may be permitted by law to seek recovery from owners or operators for personal injury or property damage associated with exposure to these or other contaminants that may be present on, at or under the properties. Furthermore, some of our properties include regulated wetlands on undeveloped portions of such properties and mitigated wetlands on or near our properties, the existence of which can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties, which could materially and adversely affect us.

Over the past several years there have been an increasing number of lawsuits against owners and operators of properties alleging personal injury and property damage caused by the presence of mold in real estate. Mold growth can occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Concern about indoor exposure to mold has been increasing as some molds have been shown to produce airborne toxins and irritants and exposure to these and other types of molds may lead to adverse health effects and symptoms, including allergic or other reactions. Some of our properties may contain microbial matter such as mold and mildew. The presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property and could expose us to liability from student-tenants, employees and others if property damage or health concerns arise, which could materially and adversely affect us.

If any of our properties are not properly connected to a water or sewer system, or if the integrity of such systems are breached, microbial matter or other contamination can develop. If this were to occur, we could incur significant remedial costs and we could also be subject to private damage claims and awards, which could be material. If we become subject to claims in this regard, it could materially and adversely affect us and our insurability for such matters in the future.

Independent environmental consultants have conducted Phase I environmental site assessments on all of our properties. These Phase I environmental site assessments are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and the review of publicly available information. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater, a comprehensive asbestos survey or an invasive inspection for the presence of lead-based paint, radon or mold contamination. As a result, these assessments may have failed to reveal all environmental conditions, liabilities, or other compliance issues affecting our properties. Material environmental conditions, liabilities, or compliance issues may have arisen after the assessments were conducted or may arise in the future.

In addition, future laws, ordinances or regulations may impose material additional environmental liabilities. We cannot assure you that the cost of future environmental compliance or remedial measures will not affect our ability to make distributions to our stockholders or that such costs or other remedial measures will not be material to us.

In the event we decided to sell one of our properties, the presence of hazardous substances on such property may limit our ability to sell it on favorable terms or at all, and we may incur substantial remediation costs.

The discovery of material environmental liabilities at one or more of our properties could subject us to unanticipated significant costs, which could materially and adversely affect us.

We may incur significant costs complying with the Americans with Disabilities Act, the Fair Housing Act and similar laws, which could materially and adversely affect us.

Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements may require modifications to our properties, such as the removal of access barriers or restrict our ability to renovate or develop our properties in the manner we desire. In addition, in June 2008, the Department of Justice proposed a substantial number of changes to the accessibility guidelines under the ADA. In January of 2009, President Obama suspended final publication and implementation of these regulations, pending comprehensive review by his administration. If implemented as proposed, the new guidelines could cause some of our properties to incur costly measures to become fully compliant.

Additional federal, state and local laws may also require us to make similar modifications or impose similar restrictions on us. For example, the Fair Housing Act (the “FHA”) requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.

We have not conducted an audit or investigation of all of our properties to determine our compliance with present requirements of the ADA, FHA or any similar laws. Noncompliance with any of these laws could result in us incurring significant costs to make substantial modifications to our properties or in the imposition of fines or an award or damages to private litigants. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHA or other legislation. If we incur substantial costs to comply with the ADA, FHA or any other legislation, we could be materially and adversely affected.

We may incur significant costs complying with other regulatory requirements, which could materially and adversely affect us.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. Furthermore, existing requirements could change and require us to make significant unanticipated expenditures, which could materially and adversely affect us.

Uninsured losses or losses in excess of insured limits could materially and adversely affect us.

We carry comprehensive liability, fire, extended coverage, terrorism and rental loss insurance covering all of the properties in our portfolio. Our insurance includes coverage for earthquake damage to properties located in seismically active areas, windstorm damage to properties exposed to hurricanes, and terrorism insurance on all of our properties. Our insurance policies are subject to coverage limits and applicable deductibles, and if we suffer a substantial loss, our coverage may be insufficient. All insurance policies are also subject to coverage extensions that we believe are typical for our business. We do not carry insurance for generally uninsured losses such as loss from riots or acts of God.

In the event we experience a loss which is uninsured or which exceeds our policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from such property. In addition, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with respect to the damaged or destroyed property. Furthermore, in the event of a substantial loss at one or more of our properties that is covered by one or more policies, the remaining insurance under these policies, if any, could be insufficient to adequately insure our other properties. In such event, securing additional insurance policies, if possible, could be significantly more expensive than our current policies. Any loss of these types may materially and adversely affect us.

Future terrorist attacks in the U.S. or an increase in incidents of violence on college campuses could reduce the demand for, and the value of, our properties, which could materially and adversely affect us.

Future terrorist attacks in the U.S., such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and acts of war, or threats of the same, could reduce the demand for, and the value of, our properties. Any such event in any of the markets in which our properties are located would make it difficult for us to maintain the affected property’s occupancy or to re-lease the property at rates equal to or above historical rates, which could materially and adversely affect us.

Incidents of violence on college campuses could pose similar problems, with respect to the potential for a reduction of demand for our properties if such an incident were to occur on a college campus in one of our markets. Such an event in any of our markets could not only adversely affect our occupancy rates, but would also likely lead to increased operating expenses for such properties due to increased security costs, which would likely be necessary to reassure our student-tenants in the wake of such an incident. Any such increase in operating expenses may have a material adverse effect on the results of operations of the affected property.

In addition, terrorist attacks or violent incidents could directly impact the value of our properties through damage, destruction or loss and the availability of insurance for such acts may be limited or prohibitively expensive. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property, which could materially and adversely affect us.

Risks Related to Our Company and Structure

Provisions of our charter allow our board of directors to authorize the issuance of additional securities, which may limit the ability of a third party to acquire control of us through a transaction that our stockholders believe to be in their best interest.

Our charter authorizes our board of directors to issue up to 90,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified stock. As a result, our board of directors may authorize the issuance of additional stock or establish a series of common or preferred stock that may have the effect of delaying, deferring or preventing a change in control of us, including through a transaction at a premium over the market price of our common stock, even if our stockholders believe that a change in control through such a transaction is in their best interest.

Provisions of Maryland law may limit the ability of a third party to acquire control of us, which, in turn, may negatively affect our stockholders’ ability to realize a premium over the market price of our common stock.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the market price of our common stock, including:

•	The Maryland Business Combination Act that, subject to limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our voting capital stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•	The Maryland Control Share Acquisition Act that provides that our “control shares” (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

By resolution of our board of directors, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons).

Pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us that otherwise could provide our stockholders with the opportunity to realize a premium over the market price of our common stock.

The ownership limitations in our charter may restrict or prevent you from engaging in certain transfers of our common stock, which may delay or prevent a change in control of us that our stockholders believe to be in their best interest.

In order for us to qualify as a REIT for each taxable year after 2010, no more than 50% in value of the outstanding shares of our common stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our common stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our common stock during at least 335 days of a taxable year for each taxable year after 2010. To assist us in qualifying as a REIT, our charter contains a stock ownership limit which provides that, subject to certain exceptions, no person or entity may beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Internal Revenue Code, more than 9.8% by vote or value, whichever is more restrictive, of either our outstanding common stock or our outstanding capital stock in the aggregate. Generally, any of our shares of common stock owned by affiliated owners will be added together for purposes of the stock ownership limit.

If anyone transfers shares of our stock in a way that would violate the stock ownership limit or prevent us from qualifying as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the stock ownership limit or we will consider the transfer to be null and void from the outset, and the intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares of our common stock in violation of the stock ownership limit or the other restrictions on transfer in our charter bears the risk of suffering a financial loss when the shares are redeemed or sold if their market price falls between the date of purchase and the date of redemption or sale.

The constructive ownership rules under the Internal Revenue Code are complex and may cause stock owned actually or constructively by a group of related individuals or entities to be owned constructively by one individual or entity. As a result, the acquisition of less than 9.8% of our stock (or the acquisition of an interest in an entity that owns, actually or constructively, our stock) by an individual or entity, could, nevertheless cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of our outstanding stock and therefore they would be subject to the stock ownership limit. Our charter, however, provides that our board of directors shall make an exception to this limitation if our board determines that such exception will not jeopardize our tax status as a REIT.

In addition, the stock ownership limit and the other restrictions on transfer in our charter may have the effect of delaying, deferring or preventing a third party from acquiring control of us, whether such a transaction involved a premium price for our common stock or otherwise was in the best interest of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit the recourse available in the event actions are taken that are not in the best interest of our stockholders.

Maryland law provides that a director has no liability in connection with the director’s management of the business and affairs of a corporation if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the best interests of the corporation and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter exculpates our directors and officers from liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers, which could limit the recourse available in the event actions are taken that are not in our stockholders’ best interest.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management that our stockholders believe to be in their best interest.

Our charter provides that a director may be removed only for cause (as defined in our charter) and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Our charter also provides that vacancies on our board of directors may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements prevent stockholders from removing directors except for cause and with a substantial affirmative vote and from replacing directors with their own nominees. As a result, a change in our management that our stockholders believe is in their best interest may be delayed, deferred or prevented.

Our board of directors has approved very broad investment guidelines for us and does not review or approve each investment decision made by our management team.

Our management team is authorized to follow broad investment guidelines and, therefore, has great latitude in determining which are the proper investments for us, as well as the individual investment decisions. Our management team may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns.

The ability of our board of directors to change some of our policies without the consent of our stockholders may lead to the adoption of policies that are not in the best interest of our stockholders.

Our major policies, including our policies with respect to investments, leverage, financing, growth, debt and capitalization, are determined by our board of directors or those committees or officers to whom our board of directors may delegate such authority. Our board of directors also establishes the amount of any dividends or distributions that we may pay to our stockholders. Our board of directors or the committees or officers to which such decisions may be delegated have the ability to amend or revise these and our other policies at any time without stockholder vote. Accordingly, our stockholders may not have control over changes in our policies, and we may adopt policies that may not prove to be in the best interests of our stockholders.

Members of our management and board of directors are holders of OP units, and their interests may differ from those of our stockholders.

Members of our management and board of directors are direct or indirect holders of OP units. As holders of OP units, they may have conflicting interests with our stockholders. For example, they may have different tax positions from our stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new indebtedness or refinance existing indebtedness and how to structure future transactions. As a result, our management and board of directors may implement policies or make decisions that are not in the best interest of our stockholders.

Members of our management are beneficiaries of a tax protection agreement that may require us to maintain indebtedness that we otherwise would not.

MXT Capital entered into a tax protection agreement with us. Pursuant to the tax protection agreement, we agreed to maintain a minimum level of indebtedness of $56.0 million throughout the ten-year tax protection period in order to allow a sufficient amount of debt to be allocable to MXT Capital to avoid certain adverse tax consequences. If we fail to maintain such minimum indebtedness throughout the ten-year tax protection period, we will be required to make indemnifying payments to MXT Capital, in an amount equal to the federal, state and local taxes, if any, imposed on its members as a result of any income or gain recognized by them by reason of such failure. The amount of such taxes will be computed based on the highest applicable federal, state and local marginal tax rates, as well as any “grossed up” taxes imposed on such payments. This requirement may restrict our ability to reduce leverage when we otherwise might wish to do so and generally reduce our flexibility in managing our capital structure. The tax protection agreement does not require us to make indemnifying payments to MXT Capital by reason of any built-in gain allocated to its members upon the disposition of any of our properties.

We have entered into employment agreements with certain of our executive officers that require us to make payments in the event such officer’s employment is terminated by us without cause or by such officer for good reason. This may make it difficult for us to effect changes to our management or limit the ability of a third party to acquire control of us that would otherwise be in the best interest of our stockholders.

The employment agreements that we entered into with certain of our executive officers provide benefits under certain circumstances that could make it more difficult for us to terminate these officers. Therefore, even if we sought to replace these officers, it may not be economically viable for us to do so. Furthermore, because an acquiring company would likely seek to replace these officers with their own personnel, these employment agreements could have the effect of delaying, deterring or preventing a change in control of us that would otherwise be in the best interest of our stockholders.

Our primary assets are our general partner interest in our operating partnership and OP units and, as a result, we depend on distributions from our operating partnership to pay dividends and expenses.

We are a holding company and have no material assets other than our general partner interest and OP units. We intend to cause our operating partnership to make distributions to its limited partners, including us, in an amount sufficient to allow us to qualify as a REIT for federal income tax purposes and to pay all our expenses. To the extent we need funds and our operating partnership is restricted from making distributions under applicable law, agreement or otherwise, or if our operating partnership is otherwise unable to provide such funds, the failure to make such distributions could adversely affect our liquidity and financial condition and our ability to make distributions to our stockholders.

We operate through a partnership structure, which could materially and adversely affect us.

Our primary property-owning vehicle is our operating partnership, of which we are the sole general partner. Our acquisition of properties through our operating partnership in exchange for OP units may permit certain tax deferral advantages to the sellers of those properties. If properties contributed to our operating partnership have unrealized gain attributable to the difference between the fair market value and adjusted tax basis in such properties prior to contribution, then the sale of such properties could cause material and adverse tax consequences to the limited partners who contributed such properties. Although we, as the sole general partner of our operating partnership, generally have no obligation to consider the tax consequences of our actions to any limited partner, in connection with our formation transactions, we agreed to indemnify MXT

Capital for certain tax consequences related to our properties. There can be no assurance that our operating partnership will not acquire properties in the future subject to material restrictions designed to minimize the adverse tax consequences to the limited partners who contribute such properties. Such restrictions could result in significantly reduced flexibility to manage our properties, which could materially and adversely affect us.

We have fiduciary duties as sole general partner of our operating partnership which may result in conflicts of interest in representing your interests as our stockholders.

Conflicts of interest could arise in the future as a result of the relationship between us, on the one hand, and our operating partnership or any partner thereof, on the other. We, as the sole general partner of our operating partnership, have fiduciary duties to the other limited partners in our operating partnership under Delaware law. At the same time, our directors and officers have duties to us and our stockholders under applicable Maryland law in connection with their management of us. Our duties as the sole general partner of our operating partnership may come in conflict with the duties of our directors and officers to us and our stockholders. For example, those persons holding OP units will have the right to vote on certain amendments to the partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. We are unable to modify the rights of limited partners to receive distributions as set forth in the partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders. Our partnership agreement provides that if there is a conflict between the interests of our stockholders, on one hand, and the interests of the limited partners, on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the limited partners; provided, however, that for so long as we own a controlling interest in our operating partnership, we have agreed to resolve any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners in favor of our stockholders.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and public dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments, could significantly impact our financial statements. Under any of these circumstances, we could be materially and adversely affected.

We may not be able to maintain our initial, or any subsequent, distribution rate, and we may be required to fund the minimum distribution necessary to qualify for taxation as a REIT from sources that could reduce our cash flows.

Our ability to fund any distributions will depend, in part, upon continued successful leasing of our existing portfolio, successful development activity and fee income from development, construction and management services. To the extent these sources are insufficient, we may use our working capital or borrowings under our revolving credit facility to fund distributions. If we need to fund future distributions with borrowings under our revolving credit facility or from working capital, or if we reduce our distribution rate, our stock price may be adversely affected. In addition, to the extent that we fund any distributions with borrowings under our revolving credit facility or from working capital, our cash available for investment in our business, including for property development and acquisition purposes, will decrease.

In addition, in order to qualify for taxation as a REIT, among other requirements, we must make distributions to stockholders aggregating annually 90% of our REIT taxable income, excluding net capital gains. To the extent that, in respect of any calendar year, cash available for distribution to our stockholders is less than our REIT taxable income, we would be required to fund the minimum distribution necessary to qualify for taxation as a REIT from other sources, which could include asset sales or borrowings. Funding a distribution through asset sales or borrowings could reduce our cash flow from operations, increase our interest expense and decrease our cash available for investment in our business. We may also choose to meet this distribution requirement by distributing a combination of cash and shares of our common stock. Under recent IRS guidance, up to 90% of any such distribution may be made in shares of our common stock. If we choose to make a distribution consisting in part of shares of our common stock, the holders of our common stock may be subject to adverse tax consequences.

Any distributions in excess of our current and accumulated earnings and profits will not be taxable to a holder to the extent that they do not exceed the adjusted basis of the holder’s shares in respect of which the distributions were made, but rather, will reduce the adjusted basis of these shares. To the extent that such distributions exceed the adjusted basis of a stockholder’s shares, they will generally be included in income as capital gains.

A public market for our common stock may never develop and your ability to sell your shares of our common stock may be limited.

Prior to our initial public offering, there had been no public market for our common stock. Our common stock is listed on the NYSE under the symbol “CCG.” However, an active trading market for our common stock may never develop or, even if one does develop, may not be sustained. In the absence of an active trading market, an investor may be unable to liquidate an investment in shares of our common stock at a favorable price or at all.

The market price of our common stock may be volatile due to numerous circumstances, some of which are beyond our control.

Even if an active trading market develops for our common stock, the market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the market price of our common stock. Some of the factors that could negatively affect the market price or result in fluctuations in the market price of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our financial performance or earnings estimates;

•	increases in market interest rates (which, among other consequences, may lead purchasers of our common stock to require a higher dividend yield to make or maintain an investment);

•	changes in market valuations of similar companies;

•	adverse market reaction to any indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our issuance of additional shares of common stock or other securities;

•	availability of outstanding shares of our common stock, including sales of a substantial number of shares of our common stock in the public market (including shares held by our directors, officers or their affiliates);

•	the performance of other similar companies;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	the potential impact of the recent economic slowdown on the student housing industry and related budgets of colleges and universities.

Future offerings of debt or equity securities ranking senior to our common stock may limit our operating and financial flexibility and may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future ranking senior to our common stock or otherwise incur indebtedness, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to make distributions to our stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to distributions, more favorable than those of our common stock and may result in dilution to owners of our common stock. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on then current market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could adversely affect the market price (as discussed in the risk factor above), and dilute the value of, our common stock.

Federal Income Tax Risk Factors

Our failure to qualify or remain qualified as a REIT could have a material and adverse effect on us.

We intend to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. We have not requested and do not plan to request a ruling from the IRS, that we qualify as a REIT. If we fail to qualify or lose our qualification as a REIT, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to U.S. federal income tax at regular corporate rates;

•	we also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following a year during which we were disqualified.

In addition, if we lose our qualification as a REIT, we will not be required to make distributions to stockholders, and all distributions to our stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. individual stockholders would be taxed on our dividends at a maximum U.S. federal income tax rate currently at 15%, and our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions and regulations promulgated thereunder for which there are only limited judicial and administrative interpretations. Even a technical or inadvertent violation could jeopardize our ability to qualify as a REIT. The complexity of these provisions and of the applicable U.S. Treasury Department regulations (“Treasury Regulations”) that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements on a continuing basis, including requirements regarding the composition of our assets, sources of our gross income and stockholder ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains.

As a result of these factors, our failure to qualify as a REIT could materially and adversely affect us and the market price of our common stock.

To qualify and remain qualified as a REIT, we will likely rely on the availability of equity and debt capital to fund our business.

To qualify and remain qualified as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Because of REIT distribution requirements, we may be unable to fund capital expenditures, such as our developments, future acquisitions or property upgrades or renovations from operating cash flow. Therefore, we may be dependent on the public equity and debt capital markets and private lenders to fund our growth and other capital expenditures. However, we may not be able to obtain this capital on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	our current debt levels and the number of properties subject to encumbrances;

•	our current performance and the market’s perception of our growth potential;

•	our cash flow and cash dividends; and

•	the market price of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our stockholders, including those necessary to qualify or maintain our qualification as a REIT, which could materially and adversely affect us.

Even if we qualify as a REIT, we may face other tax liabilities that have a material and adverse affect on us.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would cause our operating costs to increase, and therefore we could be materially and adversely affected.

In particular, various services provided at our properties are not permitted to be provided directly by our Operating Partnership, but must be provided through taxable REIT subsidiaries (“TRSs”) that are treated as fully taxable corporations. Although we do not anticipate this to be the case, it is possible that the income that is derived by, and subject to corporate income tax in the hands of, such TRSs may be significant.

To qualify or remain qualified as a REIT, we may be forced to limit the activities of our taxable REIT subsidiaries, which could materially and adversely affect us.

To qualify or remain qualified as a REIT, no more than 25% of the value of our total assets may consist of the securities of one or more TRSs. Certain of our activities, such as our third-party development, construction, management and leasing services, must be conducted through our TRSs for us to qualify or remain qualified as a REIT. In addition, certain non-customary services must be provided by a TRS or an independent contractor. If the revenues from such activities create a risk that the value of our TRSs, based on revenues or otherwise, approaches the 25% threshold, we will be forced to curtail such activities or take other steps to remain under the 25% threshold. Since the 25% threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRSs exceeds the 25% threshold even if our TRSs account for less than 25% of our consolidated revenues, income or cash flow. Our third-party services generally are performed by our TRSs. Consequently, income earned from our third-party services and non-customary services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our stockholders.

A TRS is not permitted to directly or indirectly operate or manage a “hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis.” We have been advised by counsel that the proposed method of operating our TRSs will not be considered to constitute such an activity. Future Treasury Regulations or other guidance interpreting the applicable provisions might adopt a different approach, or the IRS might disagree with the conclusion of our counsel. In such event we might be forced to change our method of operating our TRSs, or one or more of the TRSs could fail to qualify as a TRS, which could cause us to fail to qualify as a REIT. Any of the foregoing circumstances could materially and adversely affect us.

If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and we could be materially and adversely affected.

We believe that our operating partnership will qualify to be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be required to pay tax on its allocable share of our operating partnership’s income. No assurance can be provided, however, that the IRS, will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of the our operating partnership to qualify as a partnership would cause it to become subject to federal state and corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could materially and adversely affect the market price of our common stock.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% (through the end of 2012). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the market price of the stock of REITs, including shares of our common stock.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under Revenue Procedure 2010-12 (which extends guidance previously issued by the IRS in Revenue Procedure 2009-15), up to 90% of any such taxable dividend through 2011 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable in cash or stock through 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities, which could materially and adversely affect us.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute “gross income” for purposes of the 75% gross income test or the 95% gross income test, if certain requirements are not met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a domestic TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the respective TRS. These increased costs could materially and adversely affect us.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property held in inventory primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as inventory held for sale to customers in the ordinary course of our business, subject to certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

Liquidation of assets may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets treated as dealer property or inventory.

Foreign investors may be subject to “FIRPTA” tax upon the sale of their shares of our stock.

A foreign investor disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to tax under the

Foreign Investment in Real Property Tax Act (“FIRPTA”) on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as a “domestically controlled” REIT, we cannot assure you that we will. If we were to fail to qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

Foreign investors may be subject to FIRPTA tax upon the payment of a capital gains dividend.

Capital gain dividends attributable to U.S. real property interests paid by us to a foreign investor are not subject to tax under FIRPTA and are generally treated the same as an ordinary dividend from us if the capital gain dividends are paid with respect to a class of our shares of stock which is regularly traded on an established securities market located in the United States, if the foreign investor did not own more than 5% of such class of stock at any time during the one-year period ending on the date of the distribution. The shares of our common stock are regularly traded on an established securities market located in the United States, within the meaning of applicable Treasury regulations; however, we can provide no assurance that shares of our common stock will continue to be so regularly traded on an established securities market located in the United States in the future.

To the extent the exception described in the immediately preceding paragraph does not apply, distributions to a foreign investor that are attributable to gain from our sale or exchange of U.S. real property interests (whether or not designated as capital gain dividends) will generally cause the foreign investor to be treated as recognizing such gain as income effectively connected with a U.S. trade or business. In addition, we will be required to withhold and to remit to the IRS 35% of any distribution to foreign investors that is designated as a capital gain dividend, or, if greater, 35% of the amount treated as gain from the sale or exchange of a U.S. real property interest. The amount withheld is creditable against the foreign investor’s U.S. federal income tax liability and a foreign investor may seek a refund from the IRS of any amounts withheld if it is subsequently determined that such amounts exceed the foreign investor’s overall U.S. federal income tax liability. Any such dividends received by a foreign investor that is a corporation may also be subject to an additional branch profits tax at a 30% rate or such lower rate as may be specified by an applicable income tax treaty.

Complying with REIT requirements may cause us to liquidate otherwise attractive investments or to forgo otherwise attractive investment opportunities, which could materially and adversely affect us.

To qualify as a REIT for U.S. federal income tax purposes, we continually must satisfy tests concerning, among other things, the sources of our income, the type and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid suffering adverse tax consequences, including potentially losing our REIT status. As a result, we may be required to liquidate otherwise attractive investments, which could materially and adversely affect us. In addition, we may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income, asset-diversification or distribution requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments, which could materially and adversely affect us.

The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

New legislation, regulation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, regulation, administrative or judicial action at any time, which could affect the U.S. federal income tax treatment of an investment in our common stock. The U.S. federal income tax rules that affect REITs are under constant review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own interests in 27 operating properties. All of our properties are less than six years old and more than half of our properties are less than three years old. No single property accounts for more than 10% of our total assets or gross revenue as of December 31, 2010 or 2009 or for the years then ended.

We focus our investment activities on properties located in medium-sized college and university markets where we believe the overall market dynamics are favorable. We believe that 11 of our properties are the only purpose-built student housing properties serving the schools from which they draw student-tenants. All of our properties are modern facilities with private baths for each bedroom and are largely uniform throughout the portfolio, with each property having a similar appearance and amenities package along with The Grove® branding. We own and maintain federal trademark registrations on The Grove® and The Grove Fully Loaded College Living®, each of which we registered on November 20, 2007. All of our properties are operated under the brand The Grove®. Our brand provides an identity for our marketing and selling activities, our operations and other on-site activities. The brand figures prominently on our web site, promotional materials and local signage and all of our properties, in general, have been based upon our common prototypical design.

Amenities at our properties generally include: a resort style swimming pool, basketball courts, beach volleyball courts, fire pits and barbeque areas and a large clubhouse featuring a 24-hour fitness center, library and computer center, tavern style game room with billiards and other games, tanning beds, coffee shop and study areas. All of our properties are fully furnished with ultrasuede upholstered couches and chairs and durable wood case goods, and have full kitchens as well as washers and dryers.

Each student-tenant at our properties executes an individual lease agreement with us that is generally guaranteed by a parent or guardian. Lease terms are generally 11.5 months, which provides us with approximately two weeks to prepare a unit for a new tenant if the current tenant is vacating upon the expiration of the lease. Rent is payable monthly in 12 equal installments. In addition to unlimited use of all the property amenities listed above, each tenant is entitled to cable, water/sewer and a $30 per month electricity allowance. Student-tenants are prohibited from subletting units without our prior written consent, which is conditional on, among other things, the payment of a transfer fee. Student-tenants are responsible for the outstanding lease obligations in the event that they are denied admission to, withdraw from or are placed on academic suspension or dismissed by, the college or university that our property services.

The following table presents certain summary information about our operating properties:

													Average
											Occupancy		Monthly
				Primary	Fall 2010		Distance to				as of		Total Revenue
			Year	University	Overall		Campus		Number	Number	December 31,		Per
	City	State	Opened	Served	Enrollment		(miles)		of Units	of Beds	2010(1)		Occupied Bed

	Wholly owned Properties

1	Asheville	NC	2005	University of NC Asheville	3,765		0.1		154	448	89%		$509

2	Carrollton	GA	2006	University of West Georgia	11,283		0.1		168	492	90%		$456

3	Las Cruces	NM	2006	New Mexico State University	18,552		0.4		168	492	79%		$461

4	Milledgeville	GA	2006	Georgia College & State University	6,737		0.1		168	492	99%		$529

5	Abilene	TX	2007	Abilene Christian University	4,728		0.5		192	504	85%		$473

6	Ellensburg	WA	2007	Central Washington University	11,000		0.5		192	504	98%		$494

7	Greeley	CO	2007	University of Northern Colorado	12,358		1.0		192	504	98%		$482

8	Jacksonville	AL	2007	Jacksonville State University	9,504		0.2		192	504	74%		$448

9	Mobile — Phase I(2)	AL	2007	University of South Alabama	15,007		On-Campus		192	504	97%		$481

10	Mobile — Phase II(2)	AL	2008	University of South Alabama	15,007		On-Campus		192	504	98%		$484

11	Nacogdoches	TX	2007	Stephen F. Austin State University	12,954		0.4		196	522	99%		$527

12	Cheney	WA	2008	Eastern Washington University	11,534		0.5		192	512	76%		$460

13	Jonesboro	AR	2008	Arkansas State University	13,415		0.2		192	504	92%		$471

14	Lubbock	TX	2008	Texas Tech University	31,637		2.1		192	504	91%		$493

15	Stephenville	TX	2008	Tarleton State University	9,340		0.8		192	504	71%		$484

16	Troy	AL	2008	Troy University	6,795		0.4		192	514	96%		$487

17	Waco	TX	2008	Baylor University	14,900		0.8		192	504	84%		$543

18	Wichita	KS	2008	Wichita State University	14,806		1.1		192	504	77%		$461

19	Wichita Falls	TX	2008	Midwestern State University	6,426		1.2		192	504	66%		$488

20	Murfreesboro	TN	2009	Middle Tennessee State University	26,430		0.8		186	504	92%		$467

21	San Marcos	TX	2009	Texas State University	32,572		1.7		192	504	100%		$548

Sub Total of Wholly owned Properties					13,687	(3)	0.6	(3)	3,920	10,528	88	%(4)	$489	(5)

	Joint Venture Properties — 49.9% Ownership Interest

22	Lawrence	KS	2009	University of Kansas	26,826		1.6		172	500	76%		$471

23	Moscow(2)	ID	2009	University of Idaho	12,300		0.5		192	504	93%		$471

24	San Angelo	TX	2009	Angelo State University	6,856		0.3		192	504	83%		$499

25	Conway	AR	2010	University of Central Arkansas	11,444		0.4		180	504	92%		$439

26	Huntsville	TX	2010	Sam Houston State University	17,269		0.2		192	504	99%		$470

27	Statesboro	GA	2010	Georgia Southern University	19,691		0.7		200	536	98%		$469

Sub Total of Joint Venture Properties					15,731	(3)	0.6	(3)	1,128	3,052	90	%(4)	$474	(5)

Total Properties					14,159	(3)	0.6	(3)	5,048	13,580	88	%(4)	$487	(5)

(1)	Represents executed leases in place for the 2010-2011 academic year.

(2)	Property subject to a ground lease with an unaffiliated third-party.

(3)	Average.

(4)	Weighted average by number of leased beds as of December 31, 2010.

(5)	Total revenue (rental and service revenue) for the year ended December 31, 2010 divided by the sum of leased beds at the properties per month.

Expected 2011 Development Properties

We commenced building four properties for our own account, with completion targeted for the 2011-2012 academic year. Information with respect to these wholly owned developments is included in the following table:

						Distance
			Primary	Fall 2010		to
		Targeted	University	Overall		Campus		Number	Number
City	State	Completion	Served	Enrollment		(miles)		of Units	of Beds

Fort Wayne	IN	August 2011	Indiana University/Purdue University	14,192		1.1		204	540
Clarksville	TN	August 2011	Austin Peay State University	10,723		1.3		208	560
Ames	IA	August 2011	Iowa State University	28,682		0.3		216	584
Columbia	MO	August 2011	University of Missouri	31,314		0.9		216	632

Total Expected 2011 Wholly owned Developments				21,228	(1)	0.9	(1)	844	2,316

(1)	Average.

We also own an additional property in Orono, Maine, near the University of Maine, and are subject to a ground lease for property in Fort Collins, Colorado, near Colorado State University, that are slated to be developed and constructed for our own account for the 2012-2013 academic year.

We also commenced building two properties which are owned by a joint venture that we established with HSRE in January 2011 and in which we own a 20% interest. We are currently targeting completion of these two properties for the 2011-2012 academic year. Information with respect to these joint venture developments is included in the following table:

			Primary	Fall 2010		Distance to
		Targeted	University	Overall		Campus		Number	Number
City	State	Completion	Served	Enrollment		(miles)		of Units	of Beds

Denton	TX	August 2011	University of North Texas	36,118		0.8		216	584
Valdosta	GA	August 2011	Valdosta State University	12,898		1.9		216	584

Total Expected 2011 Joint Venture Developments				24,508	(1)	1.4	(1)	432	1,168

(1)	Average.

Development and construction activities involve significant risks and uncertainties, including risks of delays, cost overruns and the potential expenditure of funds on projects that are not ultimately completed.

For each of our expected 2011 development properties, we commenced construction subsequent to conducting significant pre-development activities. We have acquired the land necessary for the development of these properties. No assurance can be given that these developments will be completed in accordance with our current expectations, including those with respect to targeted completion and estimated cost. In addition, with respect to any properties developed through the joint venture that we established with HSRE, we will be responsible for funding the amount by which actual development costs for a project pursued by the venture exceed the budgeted development costs of such project (without any increase in our interest in the project). Moreover, no assurance can be given that these properties, if completed, will perform in accordance with our expectations. See “Risk Factors — Risks Related to Our Business and Properties — Developing properties will expose us to risks beyond those associated with owning and operating student housing properties, and could materially and adversely affect us”; “— The construction activities at our student housing properties expose us to liabilities and risks beyond those associated with the ownership and operation of student housing properties, which could materially and adversely affect us”; “— Our development activities are subject to delays and cost overruns, which could materially and adversely affect us”; “— We may not realize a return on our development activities in a timely manner, which could materially and adversely affect us”; “— Adverse economic conditions and dislocation in the credit markets have had a material and adverse effect on us and may continue to materially and adversely affect us”; “— Developing or acquiring properties in new markets may materially and adversely affect us”; and “— Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-venturers’ financial condition and disputes between our co-venturers and us.”

Item 3.	Legal Proceedings.

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, we believe that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on our financial position or results of operations. We are not involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us or our properties or subsidiaries, other than routine litigation arising in the ordinary course of business.

Item 4.	[Removed and Reserved]

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about our 2010 Equity Incentive Compensation Plan is incorporated by reference to our definitive Proxy Statement for our 2011 annual meeting of stockholders (the “Proxy Statement”).

Market Information

Our common stock has been listed and is traded on the NYSE under the symbol “CCG” since our Offering in October 2010. The following table sets forth, for the period indicated, the high and low sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the period indicated:

			Distributions
	High	Low	Declared

Period from October 19, 2010 to December 31, 2010	$14.18	$11.70	$0.127

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from October 19, 2010 to the NYSE closing price per share on December 31, 2010 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on October 19, 2010 with the reinvestment of all dividends in (i) our common stock, (ii) the S&P 500 Index and (iii) the FTSE NAREIT Equity Index.

The actual returns on the graph above are as follows:

		Value of Initial	Value of Initial	Value of Initial
	Initial Investment at	Investment at	Investment at	Investment at
Name	October 19, 2010	October 31, 2010	November 30, 2010	December 31, 2010
Campus Crest Communities, Inc.	$100.00	100.00	100.88	112.16
S&P 500 Index	$100.00	101.49	101.26	107.87
FTSE NAREIT Equity Index	$100.00	102.21	99.85	104.05

Holders

As of March 3, 2011, there were approximately 22 holders of record of our common stock and 30,682,215 shares of common stock outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we believe there are considerably more beneficial holders of our common stock than record holders.

Distributions

We intend to continue to declare quarterly distributions on our common stock. The actual amount, timing and form of payment of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code, and no assurance can be given as to the amounts, timing or form of payment of future distributions. The payment of distributions is subject to restrictions under our corporate-level debt described in Note 11 to the Consolidated and Combined Financial Statements in Item 15 and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 under “Liquidity and Capital Resources”.

Use of Proceeds from Registered Securities

On October 19, 2010, we consummated our initial public offering. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement (registration no. 333-166834) on Form S-11 that was declared effective by the SEC on October 13, 2010. Initially, 28,333,333 shares of common stock registered under such registration statement were sold at a price to the public of $12.50 per share, generating gross proceeds of approximately $354.2 million. The aggregate proceeds to us, net of the underwriters’ discount and offering costs, were approximately $324.2 million. All of the shares of common stock were sold by us and there were no selling stockholders in our Offering. In connection with the exercise of the underwriters’ over-allotment option on November 15, 2010, we issued an additional 2,250,000 shares of registered common stock at $12.50 per share, generating an additional $28.1 million of gross proceeds and $26.4 million in net proceeds after the underwriters’ discount and offering costs. We contributed the net proceeds from our Offering to our Operating Partnership in exchange for limited partnership units. Our Offering is now complete and has been terminated.

Raymond James & Associates, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Barclays Capital Inc., RBC Capital Markets Corporation and Robert W. Baird &Co. Incorporated acted as underwriters for our Offering.

As of March 4, 2011, our operating partnership had used an aggregate of approximately $350.6 million of the proceeds of our Offering, including proceeds from the over-allotment option exercise on November 15, 2010, and approximately $19.9 million of borrowings under our revolving credit facility as follows:

•	approximately $285.5 million to reduce outstanding mortgage and construction loan indebtedness and pay associated costs, as follows:

•	$104.1 million outstanding under our mortgage loan with Silverton Bank;

•	$15.6 million outstanding under our construction loan with Wachovia Bank relating to The Grove at Mobile-Phase II;

•	$150.3 million to Wachovia Bank related to nine of our properties;

•	$14.9 million outstanding under our construction loan with Wachovia Bank related to The Grove at San Marcos; and

•	$0.6 million to pay costs associated with the termination of interest rate swaps and hedges relating to the repayment of this debt;

•	approximately $4.8 million to fund preferred investments in certain asset-owning entities;

•	approximately $4.0 million to repay indebtedness owed to Capital Bank;

•	approximately $6.0 million to repay unsecured indebtedness owed by us to RHR, LLC, an entity owned by MXT Capital and Carl H. Ricker, Jr. and the vehicles through which Mr. Ricker or an affiliated party held interests in our predecessor entities (the “Ricker Group”);

•	approximately $3.3 million to MXT Capital;

•	approximately $24.0 million to acquire interests in our properties from HSRE;

•	approximately $17.4 million to acquire interests in our properties from the Ricker Group;

•	approximately $10.7 million to acquire interests in our properties from certain third-party investors;

•	approximately $3.4 million to acquire land on which we commenced building four properties following the completion of our Offering;

•	$3.9 million to acquire the preferred membership interest in CC-Encore (which included repayment of the $2.35 million loan from CC-Encore, LLC to Campus Crest Ventures I, LLC (“CCV I”); and

•	approximately $7.5 million for working capital and general corporate purposes.

There was no material change in our planned use of proceeds from our Offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Recent Sales of Unregistered Securities

On March 1, 2010, in connection with our initial capitalization, we issued one share of common stock to MXT Capital for aggregate consideration of $0.01. We repurchased this share at cost upon completion of the Offering. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

In connection with our Formation Transactions, the Operating Partnership issued 285,593 OP units to MXT Capital and certain other persons and entities in exchange for their interests in our predecessor entities. In addition, in connection with our Formation Transactions, the Operating Partnership issued 150,000 restricted OP units to Michael S. Hartnett, our Co-Chairman and Chief Investment Officer. The restricted OP units were issued for services to be rendered to the Operating Partnership. The issuance of these OP units were effected in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

Repurchases of Equity Securities

We repurchased one share of our common stock from MXT Capital on October 19, 2010 for an aggregate purchase price of $0.01 during the fourth quarter of 2010. This share had been issued to MXT Capital for the same price in connection with our formation.

Item 6.	Selected Financial Data.

You should read the following selected financial and operating data in conjunction with the Notes to Consolidated and Combined Financial Statements in Item 15 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

Statement of Operations Information:

	Campus Crest
	Communities, Inc.	Campus Crest Communities Predecessor
	Period	Period
	October 19, 2010	January 1, 2010
	Through	Through	Year Ended December 31,
	December 31, 2010	October 18, 2010	2009	2008	2007	2006
						(Unaudited)
	(In thousands except per share data)

Revenues:
Student housing rental	$10,452	39,169	43,708	30,813	15,598	5,335
Student housing services	334	1,902	2,265	798	110	115
Development, construction and management services	74	35,557	60,711	2,505	—	—

Total revenues	10,860	76,628	106,684	34,116	15,708	5,450
Operating expenses:
Student housing operations	5,371	22,424	23,155	14,890	7,470	2,149
Development, construction and management services	—	33,449	60,200	2,147	—	—
General and administrative	1,176	5,589	5,617	5,422	3,467	1,747
Ground leases	42	214	264	224	40	—
Write-off of pre-development costs	—	537	1,211	203	—	—
Depreciation and amortization	3,961	14,886	18,371	13,573	5,765	1,708

Total operating expenses	10,550	77,099	108,818	36,459	16,742	5,604
Equity in loss of unconsolidated entity	(163)	(259)	(59)	—	—	—

Operating income (loss)	147	(730)	(2,193)	(2,343)	(1,034)	(154)

Nonoperating income (expense):
Interest expense	(2,519)	(20,836)	(15,871)	(14,946)	(6,583)	(1,954)
Change in fair value of interest rate derivatives	146	871	797	(8,758)	(2,115)	—
Other income (expense)	621	43	44	(50)	100	110

Total nonoperating expenses	(1,752)	(19,922)	(15,030)	(23,754)	(8,598)	(1,844)

	Campus Crest
	Communities, Inc.	Campus Crest Communities Predecessor
	Period	Period
	October 19, 2010	January 1, 2010
	Through	Through	Year Ended December 31,
	December 31, 2010	October 18, 2010	2009	2008	2007	2006
						(Unaudited)
	(In thousands except per share data)

Net loss	(1,605)	(20,652)	(17,223)	(26,097)	(9,632)	(1,998)
Net income (loss) attributable to noncontrolling interests	(14)	(7,479)	(10,486)	(870)	(2,083)	1,078

Net loss attributable to stockholders and owner	$(1,591)	(13,173)	(6,737)	(25,227)	(7,549)	(3,076)

Net loss per share:
Basic and diluted	$(0.05)

Weighted-average common shares outstanding:
Basic and diluted	29,877

Distributions per common share	$0.127

Balance Sheet Information:

	Campus Crest
	Communities, Inc.	Campus Crest Communities Predecessor
	December 31,	December 31,
	2010	2009	2008	2007	2006
				(Unaudited)	(Unaudited)
	(In thousands)

Assets
Student housing properties	$372,746	347,157	326,217	182,788	48,775
Accumulated depreciation	(57,463)	(38,999)	(20,794)	(7,752)	(2,066)
Development in process	24,232	3,300	15,742	18,929	25,667

Investment in real estate, net	339,515	311,458	321,165	193,965	72,376
Investment in unconsolidated entity	13,751	2,980	776	—	—
Other assets	17,991	17,358	20,214	19,939	5,269

Total assets	$371,257	331,796	342,155	213,904	77,645

Liabilities and equity (deficit)
Liabilities:
Mortgage and construction loans	$60,840	329,102	322,426	166,905	65,560
Lines of credit and other debt	42,500	14,070	9,237	6,579	771
Other liabilities	21,127	31,340	32,606	25,533	6,370

Total liabilities	124,467	374,512	364,269	199,017	72,701

Equity (deficit):
Stockholders’ and owner’s equity (deficit)	243,159	(50,090)	(42,502)	(14,589)	(4,974)
Noncontrolling interests	3,631	7,374	20,388	29,476	9,918

Total equity (deficit)	246,790	(42,716)	(22,114)	14,887	4,944

Total liabilities and equity (deficit)	$371,257	331,796	342,155	213,904	77,645

Other Data:

	Campus Crest
	Communities, Inc.	Campus Crest Communities Predecessor
	Period	Period
	October 19, 2010	January 1, 2010
	Through	Through	Year Ended December 31,
	December 31, 2010	October 18, 2010	2009	2008	2007	2006
	(Unaudited and in thousands)

Funds from operations (“FFO”)(1):
Net loss	$(1,605)	(20,652)	(17,223)	(26,097)	(9,632)	(1,998)
Gain on purchase of The Grove at San Marcos	(577)	—	—	—	—	—
Real estate related depreciation and amortization	3,911	14,660	18,205	13,042	5,721	1,696
Real estate related depreciation and amortization — unconsolidated joint ventures	454	245	52	—	—	—

FFO	$2,183	(5,747)	1,034	(13,055)	(3,911)	(302)

FFO	$2,183	(5,747)	1,034	(13,055)	(3,911)	(302)

Elimination of change in fair value of interest rate derivatives	(139)	(5,002)	(3,480)	7,414	2,115	—
Elimination of development cost write-off	—	537	1,211	203	—	—

Funds from operations adjusted (“FFOA”)(2)	$2,044	(10,212)	(1,235)	(5,438)	(1,796)	(302)

(1)	FFO is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT’’). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We use FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially and adversely impact our results from operations, the utility of FFO as a measure of our performance is limited. While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the consolidated and combined financial statements and the other financial statements included elsewhere in this document. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

(2)	When considering our FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of interest rate derivatives and the write-off of development costs. Excluding the change in fair value of interest rate derivatives and development cost write-offs adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt amortization of principal or other commitments and contingencies. This measure is referred to herein as “FFOA.”

	Campus Crest
	Communities Inc.
	and Campus Crest
	Predecessor	Campus Crest Communities Predecessor
	Year Ended
	December 31,	Year Ended December 31,
	2010	2009	2008	2007	2006
					(unaudited)
		(in thousands)

Cash flow information:
Net cash provided by (used in) operating	$(6,923)	4,353	1,264	(1,209)	395
Net cash used in investing	$(59,931)	(23,552)	(148,385)	(113,043)	(48,328)
Net cash provided by financing	$66,279	11,060	144,781	126,061	48,607

Selected Property Information:

	Campus Crest
	Communities, Inc.	Campus Crest Communities Predecessor
	As of
	December 31,	As of December 31,
	2010	2009	2008	2007	2006

Operating Properties	27	24	19	10	4
Units	5,048	4,476	3,542	1,814	658
Beds	13,580	12,036	9,520	4,966	1,924
Occupancy	88%	84%	78%	91%	92%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, references to the Company, “we,” “us” and “our” with respect to the period before consummation of the initial public offering of Campus Crest Communities, Inc. on October 19, 2010, refer to the business of Campus Crest Communities, Inc.’s predecessor entities through which Campus Crest Group, LLC carried out the development, construction, ownership and management of the properties that Campus Crest Communities, Inc. acquired upon completion of our Offering and the Formation Transactions.

Overview

Our Company

We are a self-managed, self-administered and vertically-integrated developer, builder, owner and manager of high-quality, purpose-built student housing. We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, purpose-built student housing properties in the United States, based on beds owned and under management.

We were formed as a Maryland corporation on March 1, 2010 and our Operating Partnership, of which we, through our wholly owned subsidiary, Campus Crest Communities GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on March 4, 2010. We completed an initial public offering of our common stock on October 19, 2010. As of December 31, 2010, we owned a 98.5% limited partnership interest in our Operating Partnership.

We own interests in 27 operating student housing properties containing approximately 5,048 apartment units and 13,580 beds. All of our properties are recently built, with an average age of approximately 2.5 years as of December 31, 2010. Twenty-one of our properties, containing approximately 3,920 apartment units and 10,528 beds, are wholly owned and six, containing approximately 1,128 apartment units and 3,052 beds, are owned through a joint venture with HSRE, in which we own a 49.9% interest. We recently completed construction of three of our joint venture properties, which commenced operations in August 2010. All of our communities contain modern apartment units with many resort-style amenities.

We derive substantially all of our revenue from student housing rental, student housing services, construction and development services and management services. As of December 31, 2010, the average occupancy for our 27 operating properties was approximately 88%. RevPOB was approximately $487 for the year ended December 31, 2010. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We intend to pay regular quarterly distributions to our common stockholders in amounts that meet or exceed the requirements for our qualification as a REIT. Although we currently anticipate making distributions to our common stockholders in cash to the extent cash is available for such purpose, we may, in the sole discretion of our board of directors, make a distribution of capital or of assets or a taxable distribution of our stock (as part of a distribution in which stockholders may elect to receive stock or, subject to a limit measured as a percentage of the total distribution, cash). On January 12, 2011, we paid a dividend for the fourth quarter of 2010 of $0.127 per share of common stock to our stockholders of record as of December 29, 2010. The dividend amount reflected a quarterly dividend of $0.16 per share of common stock, prorated from the completion of the Offering on October 19, 2010, until December 31, 2010.

Our Business Segments

Management evaluates operating performance through the analysis of results of operations of two distinct business segments: (i) student housing operations and (ii) development, construction and management services. Management evaluates each segment’s performance by net operating income, which we define as operating income before depreciation and amortization. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies footnote (note 2) to the consolidated and combined financial statements of the Company and Predecessor. Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was consolidated by our Predecessor and four additional properties that were owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that were owned by the same real estate venture. Concurrent with the Offering in October 2010, we purchased the noncontrolling interest in one of the properties owned by this real estate venture. Due to the continuous opening of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and “same-store” operations, which we believe provides a more meaningful indicator of comparative historical performance.

Development, Construction and Management Services

Development and Construction Services.  In addition to our wholly owned properties, all of which were developed and built by us, we also provide development and construction services to unconsolidated joint ventures in which we have an ownership interest. We act as a general contractor on all of our construction projects. When building properties for our own account (i.e., for entities that are consolidated in our financial statements), construction revenues and expenses are eliminated for accounting purposes and construction costs are ultimately reflected as capital additions. Thus, building properties for our own account does not typically generate any revenues or expenses in our development, construction and management services segment on a consolidated basis. Alternatively, when performing these services for unconsolidated joint ventures, we recognize construction revenues based on the costs that have been contractually agreed to with the joint venture for the construction of the property and expenses based on the actual costs incurred. Construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs, as adjusted to eliminate our proportionate ownership of each entity. Actual construction costs are expensed as incurred and are likewise adjusted to eliminate our proportionate ownership of each entity. Operating income generated by our development and construction activities generally reflects the development fee and construction fee income that is realized by providing these services to unconsolidated joint ventures (i.e., the “spread” between the contractual cost of construction and the actual cost of construction).

Management Services.  In addition to our wholly owned properties, all of which are managed by us, we also provide management services to unconsolidated joint ventures in which we have an ownership interest. We recognize management fees from these entities as earned in accordance with the property management agreement with these entities, as adjusted to eliminate our proportionate ownership of each entity.

Our Relationship With HSRE

At December 31, 2010, we were party to one joint venture arrangement with HSRE, in which we own a 49.9% interest. HSRE is a real estate private equity firm founded in 2005 that owns approximately $2.1 billion in real estate assets, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. Historically, we have developed properties in joint ventures in partnership with HSRE with total aggregate cost of approximately $130.4 million.

HSRE I.  Our first joint venture with HSRE, HSRE-Campus Crest I, LLC, which we refer to as HSRE I, indirectly owned 100% interests in the following six properties at December 31, 2010: The Grove at Conway, The Grove at Huntsville, The Grove at Lawrence, The Grove at Moscow, The Grove at San Angelo, and The Grove at Statesboro. At December 31, 2010, we owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%. Prior to the Offering and the Formation Transactions on October 19, 2010, HSRE I indirectly owned 100% interest in a seventh property, The Grove at San Marcos. Prior to the March 26, 2010 transaction described in note 9 to the consolidated and combined financial statements included in this report and as further described below, we owned a 10% interest in HSRE I and HSRE owned the remaining 90%.

In general, we are responsible for the day-to-day management of HSRE I’s business and affairs, provided that major decisions must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE I, we receive or have in the past received fees for providing services to the properties held by HSRE I pursuant to development and construction agreements and property management agreements. We granted to an entity related to HSRE I a right of first opportunity with respect to certain development or acquisition opportunities identified by us. This right of first opportunity was to terminate at such time as HSRE had funded at least $40 million of equity to HSRE I and/or certain related ventures. As of December 31, 2010, HSRE had funded approximately $35 million of the $40 million right of first opportunity. This right of first opportunity was amended in conjunction with the formation of HSRE IV as discussed below. HSRE I will dissolve upon the disposition of substantially all of its assets or the occurrence of certain events specified in the agreement between us and HSRE.

HSRE II.  HSRE-Campus Crest II, LLC, which we refer to as HSRE II, indirectly owned a 100% interest in The Grove at Milledgeville prior to the Offering and Formation Transactions. In November 2009, an entity in which we held a 50% interest sold a 100% interest in The Grove at Milledgeville to HSRE II, and retained an ownership interest in HSRE II of 10%. In connection with the Offering and our Formation Transactions on October 19, 2010, we purchased the 90% interest in HSRE II held by HSRE, with the result that we owned 100% of The Grove at Milledgeville on October 19, 2010, and HSRE II was dissolved.

HSRE III.  HSRE-Campus Crest III, LLC, which we refer to as HSRE III, indirectly owned a 100% interest in The Grove at Carrollton. In September 2010, an entity in which we held a 38% interest sold a 100% interest in The Grove at Carrollton to HSRE III, and retained an ownership interest in HSRE III of 0.1%. In connection with the Offering and the Formation Transactions on October 19, 2010, we purchased the 99.9% interest in HSRE III held by HSRE, with the result that we owned 100% of The Grove at Carrollton on October 19, 2010, and HSRE III was dissolved.

Post-Offering Transactions.  In connection with the Offering and the Formation Transactions, we completed the following transactions:

•	purchased a 49.8% interest in HSRE I from HSRE, with the result that we owned 49.9% of HSRE I at December 31, 2010;

•	purchased a 50.1% interest in The Grove at San Marcos from HSRE I, with the result that we owned 100% of The Grove at San Marcos at December 31, 2010;

•	purchased approximately $4.8 million of preferred interests in special-purpose subsidiaries of HSRE I that own The Grove at Moscow and The Grove at San Angelo, with the net proceeds of such investments, together with net proceeds from our purchase of a 50.1% interest in The Grove at San Marcos from HSRE I, used to reduce the outstanding principal balance under HSRE I’s Wachovia Bank Property Construction Loan (that, as of December 31, 2010, was secured by The Grove at Moscow and The Grove at San Angelo) by approximately $19.7 million, in connection with our purchase of HSRE I’s interest in The Grove at San Marcos and its removal from the collateral pool securing such loan;

•	purchased HSRE’s entire interest in HSRE II, with the result that we owned 100% of The Grove at Milledgeville at December 31, 2010; and

•	purchased HSRE’s entire interest in HSRE III, with the result that we owned 100% of The Grove at Carrollton at December 31, 2010.

The foregoing resulted in a payment to HSRE out of the net proceeds from the Offering, subject to certain adjustments, of approximately $24.0 million.

As a result of the foregoing transactions, we own:

•	a 49.9% interest in HSRE I, which owns 100% interests in the following six properties: The Grove at Conway, The Grove at Huntsville, The Grove at Lawrence, The Grove at Moscow, The Grove at San Angelo and The Grove at Statesboro; and

•	100% interests in The Grove at Carrollton, The Grove at Milledgeville and The Grove at San Marcos.

HSRE IV.  On January 20, 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest IV, LLC, which we refer to as HSRE IV, to which HSRE will contribute up to $50 million and that will develop and operate additional purpose-built student housing properties. We own a 20% interest in this venture and affiliates of HSRE own the balance.

In general, we are responsible for the day-to-day management of HSRE IV’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE IV, we will receive fees for providing services to HSRE IV pursuant to development and construction agreements and property management agreements. In general, we will earn development fees equal to approximately 4% of the total cost of each property developed by HSRE IV (excluding the cost of land and financing costs), construction fees equal to approximately 5% of the construction costs of each property developed by HSRE IV and management fees equal to approximately 3% of the gross revenues and 3% of the net operating income of operating properties held by HSRE IV. In addition, we will receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IV exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project. We amended HSRE’s right of first opportunity, originally granted with respect to HSRE I, to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested $50 million in HSRE IV or caused HSRE IV to decline three development opportunities in any calendar year. As of March 11, 2011, HSRE had funded approximately $7.7 million of the $50 million right of first opportunity. The terms of this venture do not prohibit us from developing a wholly owned student housing property for our own account.

HSRE IV is currently building two new student housing properties with completion targeted for the 2011-2012 academic year. The properties, located in Denton, Texas, and Valdosta, Georgia, will contain an aggregate of approximately 1,168 beds and will have an estimated cost of approximately $46.1 million.

Our Relationship with Encore

On August 2, 2010, our subsidiaries entered into an agreement with Encore Interests, Inc. (“Encore”) for the formation of CC-Encore, LLC (“CC-Encore”). Encore contributed $2.5 million to CC-Encore in exchange for a preferred membership interest, and our subsidiaries contributed to CC-Encore and pledged to Encore interests in certain properties and subsidiaries. The Predecessor’s noncontrolling interests were also party to this agreement, and these noncontrolling interests contributed to CC-Encore and pledged to Encore interests owned in certain properties.

We purchased Encore’s preferred membership interest in CC-Encore with a portion of the net proceeds from the Offering. CC-Encore distributed the ownership interests in the contributed entities and our Operating Partnership acquired such interests in connection with the Formation Transactions.

CC-Encore loaned the net proceeds of $2.35 million from Encore’s contribution, after payment to Encore of $150,000 in origination fees, to our affiliate. The loan had an interest rate of 0.7% per annum, and all principal and interest was payable on January 1, 2014 unless CC-Encore exercised a payment demand prior to such date. CC-Encore could have demanded the repayment of the loan to the affiliate at any time upon the determination of a majority of its managers to do so, which Encore effectively controlled as it had appointed two of the three managers of CC-Encore. In the event that the demand right was exercised, the affiliate was obligated to repay the outstanding balance of the loan plus accrued interest to CC-Encore.

The purpose of this transaction with Encore was to provide short-term financing for our ongoing working capital needs, including the costs of our corporate overhead, development and construction staffs, pre-development expenditures with respect to our 2011 development properties, and certain costs incurred in connection with the Offering. The effect of this transaction with Encore was that we acquired short-term financing in the amount of $2.35 million and incurred an obligation to repay the financing in the amount of $3.9 million.

We were obligated to purchase the preferred membership interest upon completion of the Offering for $3.9 million, at which time the joint venture with Encore was terminated. Subsequent to our purchase of the preferred membership interest in CC-Encore, the distribution of the ownership interests in the contributed entities to the parties that contributed them, the termination and dissolution of CC-Encore, and the termination of the pledge of interests to Encore, we own 100% of the interests contributed to CC-Encore and pledged to Encore. The $3.9 million purchase price paid by us for the preferred membership interest was the result of an arm’s length negotiation between Encore (an unaffiliated third party) and us at the time of Encore’s purchase of the preferred membership interest and, in our determination, represented a market transaction at the time of its consummation for a preferred equity financing by CC-Encore, a private company whose sole assets consisted of interests in private operating companies and student housing properties.

Revolving Credit Facility

We entered into a credit agreement with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior revolving credit facility, which became effective immediately upon completion of the Offering. For additional information regarding the secured credit facility, please refer to “— Liquidity and Capital Resources — Principal Capital Resources” below.

Income Taxation

We will elect to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code commencing with our taxable year ended on December 31, 2010. Our continued qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our stock. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute currently to our stockholders.

Factors Expected to Affect Our Operating Results

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

Unlike traditional multi-family housing, most of our leases commence on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminates at the completion of the last summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in January and ends in August of each year. Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multi-family properties. For most of our properties, the primary leasing season concludes by the end of August (our properties located in Ellensburg, Washington and Cheney, Washington are exceptions, where the primary leasing season typically extends into September, as the academic year for the primary university served by each of these properties typically starts in late September).

Development, Construction and Management Services

The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. In particular, we entered into a joint venture with HSRE, HSRE IV, in which we have a 20% interest and that is currently building two student housing properties with completion targeted for the 2011-2012 academic year. We will receive fees for providing development and construction services to HSRE IV. Similarly, we will receive management fees for managing properties owned by HSRE IV once they are placed in service. No assurance can be given that

HSRE IV will be successful in developing student housing properties as currently contemplated or those currently under construction.

Results of Operations

Through October 18, 2010, we did not have any material or significant corporate activity since our formation, other than the issuance of one share of common stock to the Predecessor’s parent entity in connection with our initial capitalization and other activities in preparation for the Offering. Accordingly, we believe that a discussion of our results of operations for a partial year would not be meaningful, and we have therefore set forth a discussion comparing the combined operating results of our operations for the period from October 19, 2010 through December 31, 2010, and the Predecessor’s historical results of operations for the period from January 1, 2010 through October 18, 2010, to the historical results of the Predecessor for the year ended December 31, 2009. Additionally, we have set forth a discussion comparing the Predecessor’s historical results of operations for the years ended December 31, 2009 and 2008. The historical results of operations presented below should be reviewed in conjunction with the notes to the consolidated and combined financial statements included elsewhere in this report.

Comparison of Years Ended December 31, 2010 and December 31, 2009

As of December 31, 2010, our property portfolio consisted of 21 consolidated operating properties, containing approximately 3,920 apartment units and 10,528 beds and six operating properties held in an unconsolidated joint venture, containing approximately 1,128 apartment units and 3,052 beds.

In September 2010, we sold The Grove at Carrollton to HSRE III and we retained an indirect ownership interest of 0.1%. Since we had a contractual obligation to, and did, repurchase this ownership interest in The Grove at Carrollton upon completion of the Offering, we have not accounted for this transaction as a sale for financial reporting purposes. Accordingly, the operations of The Grove at Carrollton have been consolidated and combined for the years ended December 31, 2010 and 2009, respectively.

In November 2009, we sold The Grove at Milledgeville to HSRE II and we retained an indirect ownership interest of 5%. Since we had the contractual obligation to, and did, repurchase this ownership interest in The Grove at Milledgeville upon completion of the Offering, we have not accounted for this transaction as a sale for financial reporting purposes. Accordingly, the operations of The Grove at Milledgeville have been consolidated and combined for the years ended December 31, 2010 and 2009, respectively.

In March 2010, we sold 99% of our interest in HSRE I, which represented a 9.9% interest in the venture, to HSRE. Upon completion of the Offering, we repurchased this 9.9% interest in HSRE I. As a result, we have not accounted for this transaction as a sale for financial reporting purposes. Accordingly, our investment in HSRE I, accounted for under the equity method, is reflective of a 10% (i.e., pre-sale) net ownership interest through the completion of the Offering. Upon and subsequent to completion of the Offering and Formation Transactions, we owned 49.9% of HSRE I and the accounting for this equity method investment for the period from October 19, 2010 through December 31, 2010, is reflective of a 49.9% ownership interest in the venture.

The following table presents our results of operations for the years ended December 31, 2010 and 2009, including the amount and percentage change in these results between the periods:

	Period
	October 19, 2010	Period	Combined
	Through	January 1, 2010	Year Ended	Year Ended
	December 21,	to October 18,	December 31,	December 31,
	2010	2010	2010	2009	Change ($)	Change (%)
	(In thousands)

Revenues:
Student housing rental	$10,452	39,169	49,621	43,708	5,913	13.5%
Student housing services	334	1,902	2,236	2,265	(29)	(1.3)%
Development, construction and management services	74	35,557	35,631	60,711	(25,080)	(41.3)%

Total revenues	10,860	76,628	87,488	106,684	(19,196)	(18.0)%
Operating expenses:
Student housing operations	5,371	22,424	27,795	23,155	(4,640)	(20.0)%
Development, construction and management services	—	33,449	33,449	60,200	26,751	44.4%
General and administrative	1,176	5,589	6,765	5,617	(1,148)	(20.4)%
Ground leases	42	214	256	264	8	3.0%
Write-off of pre-development costs	—	537	537	1,211	674	55.7%
Depreciation and amortization	3,961	14,886	18,847	18,371	(476)	(2.6)%

Total operating expenses	10,550	77,099	87,649	108,818	21,169	19.5%
Equity in loss of unconsolidated entity	(163)	(259)	(422)	(59)	(363)	615.3%

Operating income (loss)	147	(730)	(583)	(2,193)	1,610	(73.4)%

Nonoperating income (expense):
Interest expense	(2,519)	(20,836)	(23,355)	(15,871)	(7,484)	47.2%
Change in fair value of interest rate derivatives	146	871	1,017	797	220	27.6%
Other income (expense)	621	43	664	44	620	1,409.1%

Total nonoperating expenses	(1,752)	(19,922)	(21,674)	(15,030)	(6,644)	44.2%

Net loss	(1,605)	(20,652)	(22,257)	(17,223)	(5,034)	29.2%
Net loss attributable to noncontrolling interests	(14)	(7,479)	(7,493)	(10,486)	2,993	(28.5)%

Net loss attributable to common stockholders and owner	$(1,591)	(13,173)	(14,764)	(6,737)	(8,027)	119.1%

Student Housing Operations

Revenues (which include student housing rental and student housing service revenues) and operating expenses in the student housing operations segment increased by approximately $5.9 million and approximately $4.6 million, respectively, in 2010 as compared to 2009. The increase in revenues was primarily due to the inclusion of a full calendar year of operating results from The Grove at Murfreesboro for the year ended December 31, 2010, the consolidation of The Grove at San Marcos subsequent to our completion of the acquisition of 100% of that property in conjunction with the Offering and Formation Transactions, as well as increases in occupancy and monthly revenue per bed at our other consolidated properties. The increase in operating expenses was primarily due to increases in property-level payroll expenses, utilities, repairs and maintenance and real estate taxes as well as the inclusion of a full calendar year of operating results from The Grove at Murfreesboro for the year ended December 31, 2010 and the consolidation of The Grove at San Marcos subsequent to our completion of the acquisition of 100% of that property in conjunction with the Offering and Formation Transactions.

New Property Operations.  In August of 2009, we opened five new properties that were developed by us. As of December 31, 2010 and 2009, three of these properties were owned by an unconsolidated joint venture. One of these properties, The Grove at Murfreesboro, was reflected in our consolidated and combined operating results as of December 31, 2010 and 2009, respectively. The other property, The Grove at San Marcos, was acquired (those interests that we did not already own) in October 2010 upon completion of the Offering and consolidated from that date through December 31, 2010. Prior to the completion of the Offering and at December 31, 2009, the Grove at San Marcos was accounted for using the equity method. The Grove at San Marcos contributed approximately $0.5 of revenues and approximately $0.3 of operating expenses for the year ended December 31, 2010 compared to no contribution to revenues and operating expenses for the year ended December 31, 2009. The Grove at Murfreesboro contributed approximately $2.5 million of revenues and approximately $1.6 million of operating expenses for the year ended December 31, 2010 as compared to approximately $1.3 million of revenues and approximately $0.5 million of operating expenses for the year ended December 31, 2009. The three unconsolidated properties that opened in 2009 are discussed below under the heading “— Equity in Loss of Unconsolidated Entity.”

“Same-Store” Property Operations.  We had 19 properties that were operating for the years ended December 31, 2010 and 2009. These properties contributed approximately $48.9 million of revenues and approximately $25.9 million of operating expenses for the year ended December 31, 2010 as compared to approximately $44.6 million of revenues and approximately $22.7 million of operating expenses for the year ended December 31, 2009. Average occupancy at our “same-store” properties increased to approximately 88% for the year ended December 31, 2010 as compared to approximately 84% for the year ended December 31, 2009 and RevPOB increased to approximately $487 for the year ended December 31, 2010 as compared to approximately $469 for the year ended December 31, 2009. The increase in operating expenses was primarily due to increases in property-level payroll expenses, utilities, repairs and maintenance and real estate taxes.

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment decreased by approximately $25.1 million and approximately $26.8 million, respectively, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decreases in development, construction and management services revenues and operating expenses were primarily due to a decreased level of construction activity on the three unconsolidated joint venture properties under construction for the year ended December 31, 2010, whose contracts were completed prior to October 18, 2010, as compared to the four uncombined joint venture properties under construction for the year ended December 31, 2009.

We continued to generate development, construction and management services revenues and operating expenses in 2010 with respect to the three unconsolidated joint venture properties that opened in August 2010. Our ability to generate revenues and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to new joint ventures, including our new joint venture with HSRE, HSRE IV, for which we have begun construction on two properties with completion targeted for the 2011-2012 academic year, as well as our proportionate ownership of any such joint ventures. We commenced building four additional student housing properties for our own account which are included in our consolidated financial statements and will not generate development, construction and management services revenues and operating expenses for us on a consolidated basis.

General and Administrative

General and administrative expenses increased from approximately $5.6 million for the year ended December 31, 2009 to approximately $6.8 million for the year ended December 31, 2010. This increase was primarily due to increased professional fees for accounting and legal services, partially offset by a decrease in travel related expenses. Approximately $1.2 million of general and administrative expense incurred during the year ended December 31, 2010, related to professional fees incurred related to extending and modifying debt terms. Such debt was subsequently repaid in conjunction with the Offering.

Ground Leases

Ground lease expense remained flat at approximately $0.3 million for the years ended December 31, 2010 and 2009. We currently are party to ground leases with unaffiliated third parties related to two of our consolidated properties, Mobile Phase I and Mobile Phase II, both on the campus of the University of South Alabama.

Write-off of Pre-Development Costs

Write-off of pre-development costs were $0.5 million in 2010 and $1.2 million in 2009 as a result of events that occurred in each year which led management to conclude that certain pre-development projects would not result in either the acquisition of a site or commencement of construction.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $18.4 million for the year ended December 31, 2009 to approximately $18.8 million for the year ended December 31, 2010. This increase was primarily due to depreciation and amortization related to The Grove at Murfreesboro, which opened in the second half of 2009 and the inclusion of The Grove at San Marcos in our consolidated results for a portion of 2010.

Equity in Loss of Unconsolidated Entity

Equity in loss of unconsolidated entity, which represents our share of the net loss from an unconsolidated entity in which we have a noncontrolling interest, increased from a loss of approximately $0.1 million for the year ended December 31, 2009 to a loss of approximately $0.4 million for the year ended December 31, 2010. This increase was primarily due to a loss from our real estate venture with HSRE, which owned four properties that commenced operations in August 2009 and three additional properties that commenced operation in August 2010. Additionally, subsequent to completion of the Offering in October 2010, our ownership interest in the venture increased to 49.9%, which increased our share of the venture’s operating losses, which are primarily driven by the venture’s depreciation expense.

Nonoperating Income (Expenses)

Interest Expense.  Interest expense increased from approximately $15.9 million for the year ended December 31, 2009 to approximately $23.4 million for the year ended December 31, 2010. This increase was primarily due to interest expense associated with related party loans and other short-term debt, which was $5.5 million for the year ended December 31, 2010 as compared to $0.2 million for the year ended December 31, 2009, and $1.3 million of loan extension fees incurred during the year ended December 31, 2010. Given the change in our capitalization and leverage in connection with the Offering and Formation Transactions, we anticipate that interest expense will decrease in future periods as compared with 2010 and prior years.

Change in Fair Value of Interest Rate Derivatives.  Change in fair value of interest rate derivatives increased from a gain of approximately $0.8 million for the year ended December 31, 2009 to a gain of approximately $1.0 million for the year ended December 31, 2010. This increase was primarily due to an increase in non-cash mark-to-market adjustments of approximately $1.7 million, offset by an increase in monthly net cash settlements of approximately $1.5 million.

Other Income/(Expense).  Other income, net was approximately $0 for the year ended December 31, 2009 as compared with other income, net of approximately $0.7 million for the year ended December 31, 2010. Other income increased primarily as a result of a gain on the purchase of the remaining interest in Campus Crest at San Marcos, LLC.

Comparison of Years Ended December 31, 2009 and December 31, 2008

As of December 31, 2009, our property portfolio consisted of 20 combined properties, containing approximately 3,728 apartment units and 10,024 beds, four operating properties held in uncombined joint ventures, containing approximately 748 apartment units and 2,012 beds, and three properties under construction and held in an uncombined joint venture, containing approximately 572 apartment units and 1,544 beds. In November 2009, we sold The Grove at Milledgeville to HSRE II, an affiliate of HSRE, and we retained an indirect ownership interest of 5%. Since we have the contractual ability and intend to repurchase those ownership interests in The Grove at Milledgeville which we had previously sold, we have not accounted for this transaction as a sale for financial reporting purposes. Accordingly, The Grove at Milledgeville has been combined for the full year ended December 31, 2009.

The following table presents our results of operations for the years ended December 31, 2009 and 2008, including the amount and percentage change in these results between the periods:

	Year Ended	Year Ended
	December 31,	December 31,	Change	Change
	2009	2008	($)	(%)
	(In thousands)

Revenues:
Student housing rental	$43,708	30,813	12,895	41.8%
Student housing services	2,265	798	1,467	183.8%
Development, construction and management services	60,711	2,505	58,206	2,323.6%

Total revenues	106,684	34,116	72,568	212.7%

Operating expenses:
Student housing operations	23,155	14,890	8,265	55.5%
Development, construction and management services	60,200	2,147	58,053	2,703.9%
General and administrative	5,617	5,422	195	3.6%
Ground leases	264	224	40	17.9%
Write-off of pre-development costs	1,211	203	1,008	496.6%
Depreciation and amortization	18,371	13,573	4,798	35.3%

Total operating expenses	108,818	36,459	72,359	198.5%
Equity in loss of uncombined entity	(59)	—	(59)	N/A

Operating loss	(2,193)	(2,343)	150	(6.4)%
Nonoperating income (expenses):
Interest expense	(15,871)	(14,946)	(925)	6.2%
Change in fair value of interest rate derivatives	797	(8,758)	9,555	(109.1)%
Other income (expense)	44	(50)	94	(188.0)%

Total nonoperating expenses	(15,030)	(23,754)	8,724	(36.7)%

Net loss	(17,223)	(26,097)	8,874	(34.0)%
Net loss attributable to noncontrolling interest	(10,486)	(870)	(9,616)	1,105.3%

Net loss attributable to Predecessor	$(6,737)	(25,227)	18,490	(73.3)%

Student Housing Operations

Revenues (which include student housing rental and student housing service revenues) and operating expenses in the student housing operations segment increased by approximately $14.4 million and approximately $8.3 million, respectively, in 2009 as compared to 2008. These increases were primarily due to the inclusion of a full year of operations in 2009 for the nine properties opened in 2008, whereas the 2008 results included only five months of operations for eight of these properties and four months of operations for the remaining property.

New Property Operations.  In August and September of 2008, we opened nine new properties that were developed by us. These properties contributed approximately $20.5 million of revenues and approximately $10.8 million of operating expenses in 2009 as compared to approximately $7.3 million of revenues and approximately $3.5 million of operating expenses in 2008. The average occupancy at these properties was approximately 84.9% for the five months ended December 31, 2009, as compared to approximately 72.6% for the five months ended December 31, 2008.

In August of 2009, we opened five new properties that were developed by us. As of December 31, 2009, four of these properties were owned by an uncombined joint venture in which we had a 10% ownership interest, while the remaining property, The Grove at Murfreesboro, was reflected in our combined operating results. The Grove at Murfreesboro contributed approximately $1.1 million of revenues and approximately $0.5 million of operating expenses in 2009 as compared to no contribution to revenues and operating expenses in 2008. The other four properties that opened in 2009 are discussed further below under the heading “— Equity in Loss of Uncombined Entity.”

“Same-Store” Property Operations.  We had ten properties that were operating for the full year during both 2009 and 2008. These properties contributed approximately $24.3 million of revenues and approximately $11.8 million of operating expenses in 2009 as compared to approximately $24.3 million of revenues and approximately $11.4 million of operating expenses in 2008. Average occupancy at our “same-store” properties decreased to approximately 86.4% in 2009 as compared to approximately 86.5% in 2008, and RevPOB increased to approximately $473 in 2009 as compared to approximately $472 in 2008. The increase in operating expenses was primarily due to increases in marketing, administration, taxes and insurance costs, which were partially offset by decreases in utilities and professional fees.

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment increased by approximately $58.2 million and approximately $58.1 million, respectively, in 2009 as compared to 2008. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to uncombined joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our uncombined joint ventures to the extent of our ownership interest. During 2009, we completed the construction of four properties owned by uncombined joint ventures and also commenced construction of three additional properties owned by uncombined joint ventures, which opened in August 2010. The significant increases in development, construction and management services revenues and operating expenses were primarily due to our development, construction and management activities related to these new properties.

General and Administrative

General and administrative expenses increased from approximately $5.4 million in 2008 to approximately $5.6 million in 2009. This increase was primarily due to increased payroll expense partially offset by a decrease in corporate travel and other administrative costs. Approximately $0.2 million of general and administrative expense incurred during the year ended December 31, 2009 related to audits conducted in 2009 related to prior years.

Ground Leases

Ground lease expense increased from approximately $0.2 million in 2008 to approximately $0.3 million in 2009, primarily due to the inclusion of a full year of expense in 2009 for the ground lease with an unaffiliated third party relating to Phase II of our Mobile property, which commenced in 2008.

Write-off of Pre-Development Costs

Write-off of pre-development costs increased from approximately $0.2 million in 2008 to approximately $1.2 million in 2009 as a result of events that occurred in 2009 which led management to conclude that certain pre-development projects would not result in either the acquisition of a site or commencement of construction.

Depreciation and Amortization

Depreciation and amortization increased from approximately $13.6 million in 2008 to approximately $18.4 million in 2009. This increase was primarily due to the inclusion of a full year of depreciation and amortization in 2009 for the nine properties opened in 2008.

Equity in Loss of Uncombined Entity

Equity in loss of uncombined entity, which represents our share of the net loss from our joint venture in which we have a noncontrolling interest, increased from approximately $0 in 2008 to a loss of approximately $0.1 million in 2009. This increase was primarily due to a loss from our joint venture with HSRE, which owned four properties that commenced operations in 2009.

Nonoperating Income (Expenses)

Interest Expense.  Interest expense increased from approximately $14.9 million in 2008 to approximately $15.9 million in 2009. This increase was primarily due to an increase in the outstanding principal balance on the construction loan related to our 2008 property deliveries, which was partially offset by a decrease in interest rates.

Change in Fair Value of Interest Rate Derivatives.  Change in fair value of interest rate derivatives changed from a loss of approximately $8.8 million in 2008 to a gain of approximately $0.8 million in 2009. This increase was primarily due to the increase in the fair value, or mark-to-market value, of our interest rate swaps, which was partially offset by higher monthly net cash settlement costs on these instruments in 2009.

Other Income/(Expense).  Other income, net was approximately $0.1 million in 2009 as compared with other expense, net of approximately $0.1 million in 2008. Other income increased primarily as a result of higher interest income earned on invested cash balances.

Cash Flows

Comparison of Years Ended December 31, 2010 and December 31, 2009

Operating Activities

Net cash used in operating activities was approximately $6.9 million for the year ended December 31, 2010 as compared to net cash provided by operating activities of approximately $4.4 million for the year ended December 31, 2009, a decrease of approximately $11.3 million. Approximately $7.5 million was used by working capital accounts for the year ended December 31, 2010 as compared to approximately $2.7 million provided by working capital accounts for the year ended December 31, 2009, an increased use of approximately $10.2 million. This change was driven by the payment of aged outstanding accounts payable and accrued expenses subsequent to the completion of the Offering.

Investing Activities

Net cash used in investing activities totaled approximately $59.9 million for the year ended December 31, 2010 as compared to approximately $23.6 million for the year ended December 31, 2009, an increase of approximately $36.3 million. This increase was primarily due to the purchase of seven land parcels, expenditures on development projects and the acquisition of The Grove at San Marcos, all of which occurred in 2010 in conjunction with or subsequent to completion of the Offering. Investing activities in 2009 related primarily to the completed construction of The Grove at Murfreesboro as well as investments in uncombined joint ventures.

Financing Activities

Net cash provided by financing activities totaled approximately $66.3 million for the year ended December 31, 2010 as compared to approximately $11.1 million for the year ended December 31, 2009, an increase of approximately $55.2 million. This increase was primarily due to net proceeds from the sale of common stock, offset by repayment of construction and mortgage loan obligations, all of which occurred in 2010 in conjunction with or subsequent to completion of the Offering. Financing activities for the year ended December 31, 2009 included borrowings to fund the construction of The Grove at Murfreesboro and borrowings to fund other debt repayment and operations.

Comparison of Years Ended December 31, 2009 and December 31, 2008

Operating Activities

Net cash provided by operating activities was approximately $4.4 million in 2009 as compared to approximately $1.3 million in 2008, an increase of approximately $3.1 million. Changes in working capital accounts provided approximately $2.7 million in 2009 as compared to approximately $4.3 million in 2008, an increased use of approximately $1.6 million. This change was driven by increased investment in our platform infrastructure as a result of the growth in our business from 2008 to 2009.

Investing Activities

Net cash used in investing activities totaled approximately $23.6 million in 2009 as compared to approximately $148.4 million in 2008, a decrease of approximately $124.8 million. This decrease was primarily due to significantly curtailed development and construction activity related to combined properties in 2009 as compared to 2008. Investing activities in 2009 related primarily to the completed construction of The Grove at Murfreesboro as well as investments in our joint ventures. Investing activities in 2008 related primarily to the construction activity of nine combined properties that were opened in the fall of 2008.

Financing Activities

Net cash provided by financing activities totaled approximately $11.1 million in 2009 as compared to approximately $144.8 million in 2008, a decrease of approximately $133.7 million. This decrease was primarily due to significantly less development and construction activity related to combined properties and correspondingly lower debt financing activity. Financing activities in 2009 included borrowings to fund the construction of The Grove at Murfreesboro and borrowings to fund other debt repayment and operations. Financing activities in 2008 included borrowings to fund the construction activity of the nine new properties opened in 2008 and borrowings to repay construction financing on the six properties opened in 2007.

Liquidity and Capital Resources

As a REIT, we generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code and to avoid paying corporate tax on undistributed income. In addition, we intend to make distributions that exceed these requirements. We may need to obtain financing to meet our distribution requirements because:

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

As of December 31, 2010, we have approximately $103.3 million of total consolidated indebtedness (which does not include any indebtedness we may incur in connection with any future distributions or any other unanticipated borrowings under our revolving credit facility), representing debt to total market capitalization ratio of approximately 19%. We define our debt to total market capitalization ratio as our total outstanding consolidated indebtedness divided by the sum of the market value of our outstanding common stock and preferred stock (which may decrease, thereby increasing our debt to total market capitalization ratio), including shares of restricted stock or restricted stock units that we may issue to our officers and directors under our 2010 Equity Incentive Compensation Plan, plus the aggregate value of OP units, plus the book value of our total consolidated indebtedness (excluding indebtedness encumbering our current and future joint venture properties). As of December 31, 2010, our pro rata share of indebtedness encumbering properties held in unconsolidated joint ventures was approximately $41.5 million.

Principal Capital Resources

On October 19, 2010 we closed a credit agreement (our “revolving credit facility”) with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility. This facility is secured by 12 of our wholly owned properties. Affiliates of Citigroup Global Markets Inc. act as administrative agent, collateral agent, lead arranger and book running manager, and affiliates of Raymond James & Associates, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Barclays Capital Inc. and RBC Capital Markets Corporation (together with other financial institutions) act as lenders under our revolving credit facility.

On October 19, 2010, we borrowed approximately $49.5 million under our revolving credit facility which, along with a portion of the net proceeds from the Offering was used to repay existing indebtedness, issue letters of credit and pay expenses related to the Offering and the Formation Transactions. Subsequent to completion of the Offering, we borrowed approximately $19.0 million under our revolving credit facility, primarily to finance our required equity contribution for projects expected to be built and open for the 2011-2012 academic year. We used approximately $26.0 million of proceeds from the sale of common shares to cover the overallotment option granted by us to the underwriters to repay amounts borrowed and outstanding under this facility. As of December 31, 2010, approximately $42.5 million was outstanding under our revolving credit facility and approximately $53.8 million of borrowing capacity was available under this facility.

The amount available for us to borrow under this credit facility is based on a percentage of the appraisal value of our properties that form the borrowing base of the facility. We intend to pursue alternative, longer-term financing for some or all of the properties, which previously secured our mortgage loan with Silverton Bank since they were released from the lien of that mortgage upon its repayment in full in connection with our Formation Transactions. For eligible properties, this may include debt financing provided by Freddie Mac or Fannie Mae.

Additionally, our revolving credit facility has an accordion feature that allows us to request an increase in the total commitments of up to $75 million to $200 million. Amounts outstanding under our revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 2.75% to 3.50% for Eurodollar Rate based borrowings and from 1.75% to 2.50% for Base Rate based borrowings. At December 31, 2010, the spread on our revolving credit facility was 2.75%.

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

Under our revolving credit facility, our distributions may not exceed the greater of (i) 90.0% of our FFO or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

We and certain of our subsidiaries guarantee the obligations under our revolving credit facility and we and certain of our subsidiaries have pledged specified assets (including real property), stock and other interests as collateral for our revolving credit facility obligations.

The foregoing is only a summary of the material terms of our revolving credit facility. For more information, see the credit agreement, which is filed as Exhibit 10.22 to this report.

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

In addition to borrowings under our revolving credit facility, we may also use non-recourse mortgage financing to make acquisitions or refinance short-term borrowings under our revolving credit facility. We may also seek to raise additional capital through the issuance of our common stock, preferred stock, OP units, and debt or other securities or through property dispositions or joint venture transactions. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. Our ability to access the lending and capital markets will be dependent on a number of factors, including general market conditions for REITs, our historical and anticipated financial condition, liquidity, results of operations and FFO and market perceptions about us and our competitors.

Short-Term Liquidity Needs

The nature of our business, coupled with the requirement imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in order for us to qualify as a REIT, will cause us to have substantial liquidity needs. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our properties, recurring capital expenditures, development costs, interest expense, scheduled debt service payments and expected distribution payments (including distributions to persons who hold OP units). We expect to meet our short-term liquidity needs through cash flow from operations and, to the extent necessary, borrowings under our revolving credit facility. We expect that cash flow from operations, cash on hand at December 31, 2010 and borrowings under our revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.

Recurring Capital Expenditures

Our properties require periodic investments of capital for general maintenance. These recurring capital expenditures vary in size annually based upon the nature of the maintenance required for that time period. For example, recently developed properties typically do not require major maintenance such as the replacement of a roof. In addition, capital expenditures associated with newly acquired or developed properties are typically capitalized as part of their acquisition price or development budget, so that such properties typically begin to require recurring capital expenditures only following their first year of ownership.

Our historical recurring capital expenditures at our consolidated properties are set forth below:

	2010	2009	2008

Total Beds as of January 1(1)	10,024	9,520	4,966
Total Recurring Capital Expenditures	$599,926	183,513	261,048
Average Per Bed	$60	19	53

(1)	Total number of beds is as of January 1 of the year indicated, excluding beds at consolidated properties that commenced operations during the year indicated, as they did not require material recurring capital expenditures.

In 2008, we had ten properties with 4,966 beds and an average age of approximately 0.9 years, excluding properties which commenced operation in that year that required maintenance capital expenditures. Such expenditures included furniture, equipment, landscaping and a major ADA-related renovation at one of our properties which we have included as a maintenance capital expenditure because this amount was not part of the initial construction budget for this property and is not considered revenue enhancing. In 2009, we had 19 properties with 9,520 beds and an average age of approximately 1.2 years, excluding properties which commenced operation in that year that required maintenance capital expenditures. Such expenditures included furniture replacement. In 2010, we have 20 properties with 10,024 beds and an average age of approximately 2.5 years, excluding properties which commenced operation in the current year and required maintenance capital expenditures. Such expenditures included furniture and appliance replacement.

The differential in per bed recurring maintenance capital expenditures from 2008 through 2010 is a function of the uneven nature of the timing of such expenditures and the amplified effects of these costs over a smaller base of beds historically.

Additionally, we are contractually required to fund reserves for capital repairs at certain mortgaged properties. In particular, our indebtedness relating to our Asheville property requires us to fund a monthly reserve of $5,000 for capital repairs and our indebtedness relating to our Carrollton, Las Cruces and Milledgeville properties requires us to fund a monthly reserve of $5,125 per property for capital repairs. Indebtedness relating to our Conway property, in which we own a 49.9% interest, requires a monthly reserve of $4,167 for capital repairs, subject to a maximum reserve of $150,000.

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

We are building six new student housing properties, four of which are wholly owned by us and two of which are owned by HSRE IV, a joint venture that we established with HSRE, and in which we own a 20% interest. We are currently targeting completion of these six properties for the 2011-2012 academic year. For each of these projects, we commenced construction subsequent to conducting significant pre-development activities. We estimate that the cost to complete all four wholly owned properties will be approximately $87.5 million. Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint venture with HSRE, and we estimate that the cost to complete the two joint venture properties will be approximately $46.1 million and our pro rata share will be approximately $3.9 million, which includes a direct preferred investment in one of the joint venture properties of approximately $1.1 million. No assurance can be given that we will complete construction of these six properties in accordance with our current expectations (including the estimated cost thereof). We expect to finance the construction of these six properties through borrowings under our revolving credit facility, new project-specific construction indebtedness and contributions from HSRE.

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

Commitments

The following table summarizes our contractual commitments as of December 31, 2010 (including future interest payments) (in thousands):

Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter

Long-Term Debt Obligations	$103,340	82	43,859	1,611	57,788
Interest payments on outstanding debt obligations	25,210	5,005	9,679	7,182	3,344
Operating Lease Obligations	22,998	559	1,549	1,253	19,637
Purchase Obligations(1)	21,342	21,342	—	—	—
Other Long-Term Liabilities	452	337	115	—	—

Total	$173,342	27,325	55,202	10,046	80,769

(1)	Obligations relate to subcontracts executed by Campus Crest Construction, LLC, to complete projects under construction at December 31, 2010.

Long-Term Indebtedness Outstanding

The following table sets forth the information about our outstanding consolidated indebtedness (dollars in thousands):

	Principal		Interest Rate
	Outstanding as of	Maturity	as of
Property	December 31, 2010	Date	December 31, 2010	Amortization

Revolving Credit Facility(1)(4)	$42,500	10/19/2013	3.01%	Interest only
The Grove at Asheville(2)(3)	14,800	4/11/2017	5.77%	Interest only until April 11, 2012, then 30 year amortizing
The Grove at Carrollton(2)(3)	14,650	10/11/2016	6.13%	Interest only until October 11, 2011, then 30 year amortizing
The Grove at Las Cruces(2)(3)	15,140	10/11/2016	6.13%	Interest only until October 11, 2011, then 30 year amortizing
The Grove at Milledgeville(3)(5)	16,250	10/1/2016	6.12%	Interest only until October 11, 2011, then 30 year amortizing

Total	$103,340

(1)	Credit agreement for three-year, $125 million revolving credit facility is with Citibank, N.A. and certain other parties thereto. Affiliates of Citigroup Global Markets Inc. act as administrative agent, collateral agent, lead arranger and book running manager, and affiliates of Raymond James & Associates, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Barclays Capital Inc. and RBC Capital Markets Corporation (together with other financial institutions) act as lenders.

(2)	Wachovia Bank as lender.

(3)	No financial covenants.

(4)	We have letters of credit outstanding with an aggregate amount of approximately $3.8 million as of December 31, 2010.

(5)	GE Capital as lender.

We assumed indebtedness with an aggregate principal amount of approximately $60.8 million described in the above table that is secured by mortgages on The Grove at Asheville, The Grove at Carrollton, The Grove at Las Cruces and The Grove at Milledgeville.

The weighted average annual interest rate on our total long-term indebtedness as of December 31, 2010 was approximately 4.79%, and all of our outstanding indebtedness is fixed rate except for borrowings under our revolving credit facility. At December 31, 2010, our ratio of debt to total market capitalization was approximately 19%, excluding indebtedness encumbering our current and future joint venture properties. However, we expect to incur additional indebtedness, consistent with our financing policy, in connection with our development activities.

Consents or Waivers Under our Loan Documents

At December 31, 2010 and subsequent to completion of the Offering, we were in compliance with all covenants with respect to our revolving credit facility.

At December 31, 2009, we were not in compliance with certain covenants under our construction loan with Wachovia Bank, the covenant relating to unresolved liens or claims for materials or labor under a construction loan from Wachovia Bank to HSRE I (an unconsolidated entity), and covenants specifying debt service coverage and debt yield percentages under our mortgage loan with Silverton Bank. We received waivers of non-compliance from each lender for the periods of non-compliance through the date of the Offering. Upon completion of the Offering, all liens were resolved and released and both the construction loan with Wachovia Bank and the mortgage loan with Silverton Bank were fully repaid, curing all outstanding debt covenant violations as of October 19, 2010.

Off-Balance Sheet Arrangements

HSRE Joint Ventures

We use joint venture arrangements to finance certain of our properties. As discussed above, we have entered into several joint venture arrangements with HSRE. Currently, we are party to one of the foregoing joint venture arrangements relating to six properties, in which we own a 49.9% interest and which is accounted for as an investment in an unconsolidated joint venture. Additionally, in January 2011, we established a second joint venture with HSRE, in which we own a 20% interest that will build two student housing properties with completion targeted for the 2011-2012 academic year. As of December 31, 2010, our pro rata share of indebtedness encumbering properties held in the unconsolidated entity in which we own a 49.9% interest was approximately $41.5 million. We serve as guarantor for the entity’s outstanding indebtedness.

Funds From Operations (FFO)

FFO is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of NAREIT. FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the consolidated financial statements included elsewhere in this document. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO to our net loss for the period from October 19, 2010 to December 31, 2010, and the period from January 1, 2010 to October 18, 2010, and years ended December 31, 2009, 2008, 2007 and 2006:

	Campus Crest
	Communities,
	Inc.	Campus Crest Communities Predecessor
	Period	Period
	October 19, 2010	January 1, 2010
	to December 31,	to October 18,	Year Ended
	2010	2010	2009	2008	2007	2006
	(Unaudited and in thousands)

Funds from operations (“FFO”):
Net loss	$(1,605)	(20,652)	(17,223)	(26,097)	(9,632)	(1,998)
Gain on purchase of The Grove at San Marcos	(577)	—	—	—	—	—
Real estate related depreciation and amortization	3,911	14,660	18,205	13,042	5,721	1,696
Real estate related depreciation and amortization — unconsolidated joint ventures	454	245	52	—	—	—

FFO	$2,183	(5,747)	1,034	(13,055)	(3,911)	(302)

In addition to FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of interest rate derivatives and the write-off of development costs. Excluding the change in fair value of interest rate derivatives and development cost write-offs adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt service obligations or other commitments and contingencies. This measure is referred to herein as FFOA.

FFO	$2,183	(5,747)	1,034	(13,055)	(3,911)	(302)
Elimination of change in fair value of interest rate derivatives	(139)	(5,002)	(3,480)	7,414	2,115	—
Elimination of development cost write-off	—	537	1,211	203	—	—

Funds from operations adjusted (“FFOA”)	$2,044	(10,212)	(1,235)	(5,438)	(1,796)	(302)

Inflation

Our student housing leases typically do not have terms that extend beyond 12 months. Accordingly, although on a short-term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs. However, our ability to raise rental rates may be limited by a weak economic environment or declining student enrollment at our principal colleges and universities.

Critical Accounting Policies

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. Certain of these accounting policies are particularly important for an understanding of the financial position and results of operations presented in the consolidated and combined financial statements set forth elsewhere in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Actual results could differ as a result of such judgment and assumptions.

Our consolidated and combined financial statements include the accounts of all investments, which include joint ventures in which we have a controlling interest, and our consolidated subsidiaries and the combined subsidiaries of the Predecessor. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions combined that affect amounts reported in our historical consolidated and combined financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the historical consolidated and combined financial statements, giving due consideration to materiality. Our estimates may not be ultimately realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results will differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Valuation of Investment in Real Estate

Investment in real estate is recorded at historical cost. Pre-development expenditures include items such as entitlement costs, architectural fees and deposits associated with the pursuit of partially-owned and wholly owned development projects. These costs are capitalized until such time that management believes it is probable that a contract will be executed and/or construction will commence. Management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the commencement of construction is not probable. Such write-offs are included within operating expenses in the accompanying consolidated and combined statements of operations.

Management assesses whether there has been impairment in the value of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of investment in real estate is assessed by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property. Impairment is recognized when estimated future undiscounted cash flows are less than the carrying value of the property. The estimation of expected future cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment reducing the carrying value of our long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary.

Investment in Unconsolidated Entity

Under the equity method, investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions, and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover the investment from future expected discounted cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

Student Housing Revenue

Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. We recognize revenues and related lease incentives on a straight-line basis over the term of the lease contracts. Generally, each executed contract is required to be accompanied by a signed parental guaranty. Amounts received in advance of the occupancy period are recorded as deferred revenues and included in other liabilities on the accompanying consolidated and combined balance sheets. Service revenue is recognized when earned.

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

Development and construction service revenues are recognized for contracts with entities we do not consolidate or combine. For projects where the revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of our interest in the unconsolidated entity. Any incentive fees, net of the impact of our ownership interest if the entity is an unconsolidated or uncombined entity, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. When total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as an additional investment in the unconsolidated entity.

Allowance for Doubtful Accounts

Allowances for student receivables are established when management determines that collections of such receivables are doubtful. Balances are considered past due when payment is not received on the contractual due date. When management has determined receivables are uncollectible, they are written off against the allowance for doubtful accounts.

Derivative Instruments and Hedging Activities

In certain instances, interest rate cap agreements and interest rate swap agreements used to manage floating interest rate exposure are executed with respect to amounts borrowed, or forecasted to be borrowed, under credit facilities. These contracts effectively exchange existing or forecasted obligations to pay interest based on floating rates for obligations to pay interest based on fixed rates.

All derivative instruments are recognized as either assets or liabilities on the consolidated and combined balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as accumulated other comprehensive income (loss), depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. We discontinue hedge accounting when: (i) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current-period earnings as a component of the change in fair value of interest rate derivatives line item on the accompanying consolidated and combined statements of operations. Also included within this line item are any required monthly settlements on the swaps as well as all cash settlements paid. Our counter-parties are major financial institutions.

The fair value of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities and the creditworthiness of the swap counterparties.

Fair Value of Financial Instruments

The estimated fair values of mortgages, construction notes payable and lines of credit are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages, construction notes payable and lines of credit.

Fair value guidance for financial assets and liabilities which are recognized and disclosed in the consolidated financial statements on a recurring basis and nonfinancial assets on a nonrecurring basis establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 — Observable inputs, such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Other inputs that are observable directly or indirectly, such as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs for which there is little or no market data and which we make our own assumptions about how market participants would price the asset or liability.

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

Income Taxes

We will elect to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code commencing with our taxable year ended on December 31, 2010. Our qualification as a REIT depends upon its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our stock. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and generally will be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could materially and adversely affect us, including our ability to make distributions to our stockholders in the future. Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property and the income of our TRSs will be subject to taxation at normal corporate rates.

Property Acquisitions

We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values. Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence, and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals.

Recent Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance requiring additional disclosure related to the fair value of financial instruments. Transfers between the three levels within the fair value hierarchy, as well as changes in an entity’s Level 3 fair value instruments, require additional disclosure. This guidance is effective for us beginning on January 1, 2011. We are currently evaluating what impact, if any, its adoption will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2010, all of our outstanding indebtedness has a fixed rate of interest except for amounts outstanding under our revolving credit facility, which bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 2.75% to 3.50% for Eurodollar Rate based borrowings and from 1.75% to 2.50% for Base Rate based borrowings. At December 31, 2010, the spread on our revolving credit facility was 2.75%.

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates (dollars in thousands).

	2011	2012	2013	2014	2015	Thereafter	Total

Fixed Rate Debt	$82	625	734	781	830	57,788	60,840
Weighted Average Interest	6.04%	6.04%	6.04%	6.04%	6.04%	6.04%	6.04%
Variable Rate Debt	$—	—	42,500	—	—	—	42,500
Weighted Average Interest	—%	—%	3.01%	—%	—%	—%	3.01%

Total	$82	625	43,234	781	830	57,788	103,340

The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2015 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2010 and does not reflect indebtedness incurred after that date. The variable rate debt of $42.5 million matures in 2013. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2010, the estimated fair value of our fixed rate mortgage debt was $62.9 million.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2010, approximately $42.5 million of our aggregate indebtedness (41% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.4 million annually. This assumes that the amount outstanding under our variable rate debt remains at $42.5 million, the balance as of December 31, 2010.

We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is included as set forth in Item 15 — Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transitional period established by the SEC for newly public companies.

Item 9B.	Other Information

As of the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

Construction Loan

On March 8, 2011, our wholly owned subsidiary Campus Crest at Columbia, LLC closed a construction loan in the principal amount of approximately $17.0 million with BOKF, NA dba Bank of Oklahoma. The loan bears interest at one-month LIBOR plus 300 basis points (with a 4.50% floor), has an initial maturity of three years with a 12-month extension option, subject to certain conditions, and is interest-only for the first 24 months of the term.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2010 and Combined Balance Sheet of Campus Crest Communities Predecessor as of December 31, 2009	F-3
Consolidated Statement of Operations for Campus Crest Communities, Inc. for the period from October 19, 2010 through December 31, 2010, and Combined Statements of Operations for Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010, and the years ended December 31, 2009 and 2008
F-4
Consolidated Statement of Changes in Equity (Deficit) and Comprehensive Loss for Campus Crest Communities, Inc. for the period from October 19, 2010 through December 31, 2010, and Combined Statements of Changes in Equity (Deficit) for Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010, and the years ended December 31, 2009 and 2008
F-5
Combined Statement of Cash Flows for Campus Crest Communities, Inc. and Campus Crest Communities Predecessor for the year ended December 31, 2010, and Combined Statements of Cash Flows for Campus Crest Communities Predecessor for the years ended December 31, 2009 and 2008
F-6
Notes to Consolidated and Combined Financial Statements	F-7

2. Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2010	F-35

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit
Number	Description of Document

3.1	Articles of Incorporation of Campus Crest Communities, Inc.(1)
3.2	Bylaws of Campus Crest Communities, Inc.(1)
4.1	Form of Certificate for Common Stock of Campus Crest Communities, Inc.(1)
10.1	Amended and Restated Partnership Agreement of Campus Crest Communities Operating Partnership, LP.(1)
10.2	Campus Crest Communities, Inc. Amended and Restated Equity Incentive Compensation Plan.*
10.3	Form of Restricted Stock Award Agreement.(2)*
10.4	Form of Restricted Stock Unit Award Agreement. (2)*
10.5	Form of Indemnification Agreement.(3)*
10.6	Employment Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins.(1)*
10.7	Employment Agreement by and between Campus Crest Communities, Inc. and Michael S. Hartnett.(1)*
10.8	Employment Agreement by and between Campus Crest Communities, Inc. and Earl C. Howell.(1)*
10.9	Employment Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr.(1)*
10.10	Employment Agreement by and between Campus Crest Communities, Inc. and Shannon N. King.(1)*
10.11	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins.(1)*
10.12	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Michael S. Hartnett.(1)*
10.13	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Earl C. Howell.(1)*
10.14	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr.(1)*
10.15	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Shannon N. King.(1)*
10.16	Release and Addendum to Release by and between Campus Crest Communities, Inc. and Shannon N. King.(4)*
10.17	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC, dated May 13, 2010.(1)
10.18	Amendment No. 1 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC, dated September 15, 2010.(1)
10.19	Amendment No. 2 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and MXT Capital, LLC, dated October 4, 2010.(1)
10.20	Tax Protection Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC.(3)
10.21	Registration Rights Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, MXT Capital, LLC and certain other parties thereto.(1)
10.22	Credit Agreement, by and among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto, dated as of October 19, 2010.(3)
10.23	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Carl H. Ricker, Jr., dated May 13, 2010.(1)

Exhibit
Number	Description of Document

10.24	Amendment No. 1 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and Carl H. Ricker, Jr., dated September 14, 2010.(1)
10.25	Amendment No. 2 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and Carl H. Ricker, Jr., dated October 4, 2010.(1)
10.26	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Flynn Development, LLC, dated April 22, 2010.(1)
10.27	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Mansion Ridge Investment Company, LLC, dated May 6, 2010.(1)
10.28	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Highland Park, LLC, dated May 13, 2010.(1)
10.29	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Marc Rollins, dated May 1, 2010.(1)
10.30	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and P. Andrew Walker, dated May 13, 2010.(1)
10.31	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Joe C. Brumit, II, dated April 19, 2010.(1)
10.32	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and BGY, LLC, dated April 15, 2010.(1)
10.33	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Jerry V. Sternberg, dated May 13, 2010.(1)
10.34	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Marlene Breger Joyce, dated May 13, 2010.(1)
10.35	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Steve Emtman, dated May 10, 2010.(1)
10.36	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and O.A. Keller, III, dated April 29, 2010.(1)
10.37	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and NLR-Cotton Valley Investments, LLC, dated April 19, 2010.(1)
10.38	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Horatio Alger Association Endowment Fund, dated May 4, 2010.(1)
10.39	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Keith M. Maxwell, dated May 9, 2010.(1)
10.40	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Harrison-Zahn Investments, LLC, dated April 19, 2010.(1)
10.41	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Matthew S. O’Reilly, dated May 6, 2010.(1)
10.42	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and certain other parties thereto, dated March 26, 2010.(1)
10.43	First Amendment to Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and certain other parties thereto, dated October 6, 2010.(1)
10.44	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and Thomas A. Odai dated May 13, 2010.(1)

Exhibit
Number	Description of Document

10.45	Ground Lease by and between USA Research and Technology Corporation and Campus Crest at Mobile, LLC, dated August 8, 2006.(1)
10.46	Ground Lease by and between USA Research and Technology Corporation and Campus Crest at Mobile Phase II, LLC, dated March 14, 2008.(1)
10.47	Ground Lease Agreement by and between Indian Hills Trading Company, LLC and Campus Crest Development, LLC, dated March 20, 2008.(1)
10.48	First Amendment to Ground Lease Agreement by and between Indian Hills Trading Company, LLC and Campus Crest Development, LLC, dated July 28, 2008.(1)
10.49	Assignment of Ground Lease Agreement and Purchase Option Agreement by Campus Crest Development, LLC and Campus Crest at Moscow, LLC, dated July 28, 2008.(1)
10.50	Loan Agreement between General Electric Capital Corporation and Campus Crest at Milledgeville, LLC, dated September 7, 2006.(1)
10.51	Deed to Secure Debt, Security Agreement and Fixture Filing by Campus Crest at Carrollton, LLC to Wachovia Bank, National Association, dated September 18, 2006.(1)
10.52	Deed of Trust, Security Agreement and Fixture Filing by Campus Crest at Las Cruces, LLC for the benefit of Wachovia Bank, National Association, dated September 22, 2006.(1)
10.53	Deed of Trust, Security Agreement and Fixture Filing by Campus Crest at Asheville, LLC for the benefit of Wachovia Bank, National Association, dated March 13, 2007.(1)
10.54	Loan Agreement by and among Campus Crest at Mobile, LLC, Campus Crest at Jacksonville, AL, LLC, Campus Crest at Nacogdoches, LP, Campus Crest at Abilene, LP, Campus Crest at Greeley, LLC, and Campus Crest at Ellensburg, LLC, and Silverton Bank, N.A., dated February 29, 2008.(1)
10.55	Transfer, Assignment and Assumption Agreement by and among the Federal Deposit Insurance Corporation as receiver and successor-in-interest to Silverton Bank, N.A. and Campus Crest Loan Servicing, LLC, dated March 31, 2010.(1)
10.56	Construction Loan Agreement by and among Wachovia Bank, National Association, Campus Crest Group, LLC, Campus Crest at Moscow, LLC, Campus Crest at San Angelo, LP and Campus Crest at San Marcos, LP, dated November 18, 2008.(1)
10.57	First Amendment to Construction Loan Agreement by and among Wachovia Bank, National Association, Campus Crest Group, LLC, Campus Crest at Moscow, LLC, Campus Crest at San Angelo, LP and Campus Crest at San Marcos, LP, dated June 2009.(1)
10.58	Second Amendment to Construction Loan Agreement by and among Wells Fargo Bank, N.A., Campus Crest Communities, Inc. and certain other parties thereto, dated September 14, 2010.(4)
10.59	Construction Loan Agreement by and between Campus Crest at Lawrence, LLC and Mutual of Omaha Bank, dated February 13, 2009.(1)
10.60	First Amendment to Construction Loan Agreement by and between Campus Crest at Lawrence, LLC and Mutual of Omaha Bank, dated March 19, 2009.(1)
10.61	Construction Loan Agreement by and between Amegy Mortgage Company, L.L.C. d/b/a Q-10 Amegy Mortgage Capital and Campus Crest at Huntsville, LP, dated June 12, 2009.(1)
10.62	Secured Construction Loan Agreement by and between Centennial Bank, F/K/A First State Bank and Campus Crest at Conway, LLC, dated July 2, 2009.(1)
10.63	Construction Loan Agreement by and between Campus Crest at Statesboro, LLC and The PrivateBank and Trust Company, dated November 12, 2009.(1)
10.64	Construction Loan Agreement by and between Campus Crest at Valdosta, L.L.C. and Community & Southern Bank, dated November 16, 2010.(4)
10.65	Construction Loan Agreement by and between Campus Crest at Denton, LP and Amegy Mortgage Company, L.L.C. d/b/a Q-10 Amegy Mortgage Capital, dated November 16, 2010.(4)
10.66	Construction Loan and Security Agreement by and between Campus Crest Communities, Inc., The PrivateBank and Trust Company and certain other parties thereto, dated as of November 19, 2010.(4)

Exhibit
Number	Description of Document

10.67	Amended and Restated Operating Agreement of HSRE-Campus Crest I, LLC, dated as of October 19, 2010.(3)
10.68	Operating Agreement of HRSE-Campus Crest IV, LLC, dated as of January 20, 2011
10.69	Form of Aircraft Lease.(1)
21.1	List of Subsidiaries of the registrant.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney (included on the Signature Page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed with the SEC on May 14, 2010 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 (No. 333-169958) filed with the SEC on October 15, 2010 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 21, 2010 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the SEC on November 26, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ Ted W. Rollins
Co-Chairman of the Board and
Chief Executive Officer

March 11, 2011

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Campus Crest Communities, Inc., hereby severally constitute Ted W. Rollins and Donald L. Bobbitt, Jr., and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Campus Crest Communities, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ted W. Rollins Ted W. Rollins	Co-Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011

/s/ Michael S. Hartnett Michael S. Hartnett	Co-Chairman of the Board, Chief Investment Officer and Director	March 11, 2011

/s/ Donald L. Bobbitt, Jr. Donald L. Bobbitt, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011

/s/ N. Anthony Coles N. Anthony Coles	Director	March 11, 2011

/s/ Richard S. Kahlbaugh Richard S. Kahlbaugh	Director	March 11, 2011

Name	Title	Date

/s/ Denis McGlynn Denis McGlynn	Director	March 11, 2011

/s/ William G. Popeo William G. Popeo	Director	March 11, 2011

/s/ Daniel L. Simmons Daniel L. Simmons	Director	March 11, 2011

INDEX TO FINANCIAL STATEMENTS

Campus Crest Communities, Inc. and Campus Crest Communities Predecessor Consolidated and Combined Financial Statements:

Consolidated Balance Sheet of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2010 and Combined Balance Sheet of Campus Crest Communities Predecessor as of December 31, 2009	F-3
Consolidated Statement of Operations for Campus Crest Communities, Inc. for the period from October 19, 2010 through December 31, 2010, and Combined Statements of Operations for Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010, and the years ended December 31, 2009 and 2008
F-4
Consolidated Statement of Changes in Equity (Deficit) and Comprehensive Loss for Campus Crest Communities, Inc. for the period from October 19, 2010 through December 31, 2010, and Combined Statements of Changes in Equity (Deficit) for Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010, and the years ended December 31, 2009 and 2008
F-5
Combined Statement of Cash Flows for Campus Crest Communities, Inc. and Campus Crest Communities Predecessor for the year ended December 31, 2010, and Combined Statements of Cash Flows for Campus Crest Communities Predecessor for the years ended December 31, 2009 and 2008
F-6
Notes to Consolidated and Combined Financial Statements	F-7
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2010	F-35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Campus Crest Communities, Inc.:

We have audited the accompanying consolidated balance sheet of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2010, and the accompanying combined balance sheet of Campus Crest Communities Predecessor as of December 31, 2009, and the related consolidated statements of operations and changes in equity (deficit) and comprehensive loss of Campus Crest Communities, Inc. and subsidiaries for the period from October 19, 2010 (commencement of operations) through December 31, 2010, the related combined statements of operations and changes in equity (deficit) of Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010 and the years ended December 31, 2009 and 2008, the related combined statement of cash flows of Campus Crest Communities, Inc. and subsidiaries and Campus Crest Communities Predecessor for the year ended December 31, 2010, and the related combined statements of cash flows of Campus Crest Communities Predecessor for the years ended December 31, 2009 and 2008. In connection with our audits of the consolidated and combined financial statements, we also have audited financial statement Schedule III. These consolidated and combined financial statements and financial statement Schedule III are the responsibility of Campus Crest Communities, Inc.’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement Schedule III based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2010, and the combined financial position of Campus Crest Communities Predecessor as of December 31, 2009, the consolidated results of operations of Campus Crest Communities, Inc. and subsidiaries for the period from October 19, 2010 through December 31, 2010, the combined results of operations of Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010 and the years ended December 31, 2009 and 2008, the combined cash flows of Campus Crest Communities, Inc. and subsidiaries and Campus Crest Communities Predecessor for the year ended December 31, 2010, and the combined cash flows of Campus Crest Communities Predecessor for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule III, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Atlanta, Georgia
March 11, 2011

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

CONSOLIDATED AND COMBINED BALANCE SHEETS

		Campus Crest
	Campus Crest	Communities
	Communities, Inc.	Predecessor
	December 31,	December 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Investment in real estate, net:
Student housing properties	$372,746	347,157
Accumulated depreciation	(57,463)	(38,999)
Development in process	24,232	3,300

Investment in real estate, net	339,515	311,458
Investment in unconsolidated entity	13,751	2,980
Cash and cash equivalents	2,327	2,902
Restricted cash and investments	3,305	3,377
Student receivables, net of allowance for doubtful accounts of $431 and $653, respectively	954	577
Cost in excess of construction billings	1,827	3,938
Other assets	9,578	6,564

Total assets	$371,257	331,796

LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage and construction loans	$60,840	329,102
Lines of credit and other debt	42,500	9,978
Related party loan	—	4,092
Accounts payable and accrued expenses	14,597	20,029
Other liabilities	6,530	11,311

Total liabilities	124,467	374,512

Equity (deficit):
Stockholders’ and owner’s equity (deficit):
Common stock, $.01 par value, 90,000,000 shares authorized, 30,682,215 shares issued and outstanding as of December 31, 2010	307	—
Additional paid-in capital	248,515	—
Accumulated deficit and distributions	(5,491)	—
Accumulated other comprehensive loss	(172)	—
Owner’s deficit	—	(50,090)

Total stockholders’ and owner’s equity (deficit)	243,159	(50,090)
Noncontrolling interests	3,631	7,374

Total equity (deficit)	246,790	(42,716)

Total liabilities and equity (deficit)	$371,257	331,796

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Campus Crest
	Communities, Inc.
	Period	Campus Crest Communities Predecessor
	October 19, 2010	Period
	Through	January 1, 2010	Year Ended	Year Ended
	December 31,	Through	December 31,	December 31,
	2010	October 18, 2010	2009	2008
	(In thousands, except per share data)

Revenues:
Student housing rental	$10,452	39,169	43,708	30,813
Student housing services	334	1,902	2,265	798
Development, construction and management services	74	35,557	60,711	2,505

Total revenues	10,860	76,628	106,684	34,116
Operating expenses:
Student housing operations	5,371	22,424	23,155	14,890
Development, construction and management services	—	33,449	60,200	2,147
General and administrative	1,176	5,589	5,617	5,422
Ground leases	42	214	264	224
Write-off of pre-development costs	—	537	1,211	203
Depreciation and amortization	3,961	14,886	18,371	13,573

Total operating expenses	10,550	77,099	108,818	36,459
Equity in loss of unconsolidated entity	(163)	(259)	(59)	—

Operating income (loss)	147	(730)	(2,193)	(2,343)

Nonoperating income (expense):
Interest expense	(2,519)	(20,836)	(15,871)	(14,946)
Change in fair value of interest rate derivatives	146	871	797	(8,758)
Other income (expense)	621	43	44	(50)

Total nonoperating expenses	(1,752)	(19,922)	(15,030)	(23,754)

Net loss	(1,605)	(20,652)	(17,223)	(26,097)
Net loss attributable to noncontrolling interests	(14)	(7,479)	(10,486)	(870)

Net loss attributable to stockholders and owner	$(1,591)	(13,173)	(6,737)	(25,227)

Net loss per share:
Basic and diluted	$(0.05)

Weighted-average common shares outstanding:
Basic and diluted	29,877

Distributions per common share	$0.127

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

					Accumulated		Total
	Number of		Additional	Accumulated	Other		Stockholders’		Total
	Common	Common	Paid-In	Deficit and	Comprehensive	Owner’s	and Owner’s	Noncontrolling	Equity
	Shares	Stock	Capital	Distributions	Loss	Deficit	Equity (Deficit)	Interests	(Deficit)
	(In thousands)

Predecessor:
Balance, December 31, 2007	—	$—	—	—	—	(14,589)	(14,589)	29,476	14,887
Contributions	—	—	—	—	—	1,402	1,402	6,567	7,969
Distributions	—	—	—	—	—	(4,088)	(4,088)	(14,785)	(18,873)
Net loss	—	—	—	—	—	(25,227)	(25,227)	(870)	(26,097)

Balance, December 31, 2008	—	—	—	—	—	(42,502)	(42,502)	20,388	(22,114)
Contributions	—	—	—	—	—	—	—	924	924
Distributions	—	—	—	—	—	(851)	(851)	(3,452)	(4,303)
Net loss	—	—	—	—	—	(6,737)	(6,737)	(10,486)	(17,223)

Balance, December 31, 2009	—	—	—	—	—	(50,090)	(50,090)	7,374	(42,716)
Contributions	—	—	—	—	—	2,133	2,133	1,033	3,166
Distributions	—	—	—	—	—	(6,383)	(6,383)	(3,147)	(9,530)
Net loss	—	—	—	—	—	(13,173)	(13,173)	(7,479)	(20,652)

Balance, October 18, 2010	—	—	—	—	—	(67,513)	(67,513)	(2,219)	(69,732)
The Company:
Buyout of owner’s deficit of Predecessor	—	—	(101,817)	—	—	67,513	(34,304)	5,789	(28,515)
Net proceeds from sale of common stock	30,682	307	350,264	—	—	—	350,571	—	350,571
Distributions	—	—	—	(3,900)	—	—	(3,900)	(55)	(3,955)
Amortization of restricted stock awards and OP units	—	—	68	—	—	—	68	130	198
Comprehensive loss:
Change in fair value of interest rate derivatives	—	—	—	—	(172)	—	(172)	—	(172)
Net loss	—	—	—	(1,591)	—	—	(1,591)	(14)	(1,605)

Total comprehensive loss									(1,777)

Balance, December 31, 2010	30,682	$307	248,515	(5,491)	(172)	—	243,159	3,631	246,790

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	Campus Crest
	Communities, Inc. And
	Campus Crest
	Communities	Campus Crest Communities
	Predecessor	Predecessor
	2010	2009	2008
	(In thousands)

Operating activities:
Net loss	$(22,257)	(17,223)	(26,097)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,847	18,371	13,573
Gain on purchase of The Grove at San Marcos	(577)	—	—
Amortization of deferred financing costs	2,443	828	798
Accretion of interest expense	5,043	220	—
Bad debt expense	1,215	1,639	1,047
Write-off of pre-development costs	537	1,211	203
Unrealized (gain) loss on interest rate derivatives	(5,141)	(3,480)	7,414
Loss on disposition of assets	50	—	—
Equity in loss of unconsolidated entity	422	59	—
Changes in operating assets and liabilities:
Restricted cash and investments	72	757	(1,346)
Student receivables, net	(1,592)	(1,718)	(1,314)
Change in construction billings	1,083	(5,987)	2,049
Accounts payable and accrued expenses	(7,467)	11,026	1,537
Other	399	(1,350)	3,400

Net cash (used in) provided by operating activities	(6,923)	4,353	1,264

Investing activities:
Investments in development in process	(19,737)	(19,655)	(145,344)
Investments in student housing properties	(29,982)	(1,387)	(1,676)
Investments in unconsolidated entity	(10,151)	(2,388)	(776)
Purchase of corporate fixed assets	(61)	(122)	(589)

Net cash used in investing activities	(59,931)	(23,552)	(148,385)

Financing activities:
Proceeds from sale of common stock	382,292	—	—
Payment of offering costs	(31,721)	—	—
Purchase of noncontrolling interests of Predecessor	(28,515)	—	—
Proceeds from construction loans	497	9,826	140,921
Proceeds from mortgage loans	—	—	104,600
Proceeds from lines of credit	71,040	9,831	8,967
Proceeds from related party loans	3,021	3,872	—
Principal payments on construction loans	(152,244)	—	(90,000)
Principal payments on mortgage loans	(116,515)	—	—
Payments on lines of credit	(39,892)	(9,090)	(6,308)
Payments on related party loan	(10,782)	—	—
Debt issuance costs	(4,538)	—	(2,495)
Contributions from owner of Predecessor	2,133	—	1,402
Contributions from noncontrolling interests of Predecessor	1,033	924	6,567
Distributions to owner of Predecessor	(6,383)	(851)	(4,088)
Distributions to noncontrolling interests of Predecessor	(3,147)	(3,452)	(14,785)

Net cash provided by financing activities	66,279	11,060	144,781

Net change in cash and cash equivalents	(575)	(8,139)	(2,340)
Cash and cash equivalents at beginning of year	2,902	11,041	13,381

Cash and cash equivalents at end of year	$2,327	2,902	11,041

Supplemental disclosure of cash flow information:
Interest paid	$22,109	16,491	16,330

Non-cash investing and financing activity:
Issuance of OP Units in exchange for noncontrolling interests of Predecessor	$3,570	—	—
Declaration of distributions to stockholders	$3,900	—	—
Declaration of distributions to noncontrolling interests	$55	—	—
Change in fair value of derivative instruments, net	$(172)	—	—
Conversion of note payable to equity interest	$—	600	—
Conversion of costs in excess of construction billings to equity method investment	$1,028	—	—
Change in other assets related to capital expenditures	$62	—	—
Change in payables related to capital expenditures	$(1,920)	(8,308)	(6,575)
Contribution to real estate venture:
Land	$—	3,025	—
Construction loan	$—	2,550	—

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Organization and Description of Business

Campus Crest Communities, Inc. (along with its subsidiaries, the “Company”, “we”, “us”, or “our”) is engaged in the business of developing, constructing, owning and managing high-quality, purpose-built student housing properties in the United States. The Company was incorporated in the State of Maryland on March 1, 2010. Campus Crest Communities Predecessor (the “Predecessor”) is not a legal entity, but rather a combination of certain vertically integrated operating companies under common ownership. The Predecessor reflects the historical combination of all facets of the vertically integrated business operations of the student housing related entities of the Company prior to its ownership of these entities.

On October 19, 2010, the Company completed an initial public offering (the “Offering”) of 28,333,333 shares of its common stock. This transaction resulted in gross proceeds to the Company of approximately $354.2 million and expenses of approximately $30.0 million for the underwriting discount and estimated expenses payable by the Company. On November 18, 2010, underwriters of the Offering closed on their option to purchase an additional 2,250,000 shares of common stock to cover the overallotment option granted by the Company to its underwriters. This transaction resulted in gross proceeds of approximately $28.1 million and expenses of approximately $1.7 million for the underwriting discount and estimated expenses payable by the Company. Total Offering-related proceeds to the Company as a result of both of these transactions totaled $382.3 million and total expenses of approximately $31.7 million for the underwriting discount and estimated expenses payable by the Company. The proceeds of the Offering, net of expenses incurred, were utilized primarily to reduce outstanding mortgage, construction loan and other indebtedness, acquire additional interests in our properties, acquire land for future development, and for working capital and general corporate purposes.

As a result of the Offering and certain formation transactions entered into in connection therewith (the “Formation Transactions”), the Company currently owns the sole general partner interest and limited partner interests in Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”). As part of the Formation Transactions, the owner of the Predecessor and certain third-party investors were granted limited partnership interests in the Operating Partnership (“OP units”). The exchange of entities or interests therein for OP units has been accounted for as a reorganization of entities under common control. As a result, the Company’s assets and liabilities are reflected at their historical cost basis.

The Company will elect to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes currently to its stockholders.

The following table illustrates the number of properties in which the Company has interests, both operating and under construction, at December 31, 2010, and the Predecessor had interests, both operating and under construction, at December 31, 2009 and 2008:

	December 31, 2010
	Properties	Properties	Effective Ownership
	in Operation	Under Construction	Percentage

Consolidated entities(1)	21	7	100%
Unconsolidated entity	6	—	49.9%

Total	27	7

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	Properties	Properties	Effective Ownership
	in Operation	Under Construction	Percentage

Combined entities	20	—	5-52%
Uncombined entity	4	3	5-10%

Total	24	3

	December 31, 2008
	Properties	Properties	Effective Ownership
	in Operation	Under Construction	Percentage

Combined entities	19	1	30-52%
Uncombined entity	—	3	10%

Total	19	4

(1)	Subsequent to December 31, 2010, two of the properties under construction were contributed to an unconsolidated entity in which the Company has an investment. See note 18.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated and combined financial statements of the Company and Predecessor, respectively, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial position, results of operations and cash flows of the Company, the Operating Partnership and subsidiaries of the Operating Partnership. Third-party equity interests in the Operating Partnership are reflected as noncontrolling interests in the consolidated financial statements. The combined financial statements reflect the Predecessor, including ventures in which the Predecessor had a controlling interest. Interests in combined entities held by an entity other than the Predecessor are reflected as noncontrolling interests in the combined financial statements. The Company and Predecessor also have an interest in an unconsolidated entity which has ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

The Company, which was incorporated on March 1, 2010, had no operations for the period from its formation through October 18, 2010, as its primary purpose upon formation was to facilitate completion of the Offering and, upon completion, continue the operations of the Predecessor. As such, the Company’s consolidated results of operations have been prepared and presented for the period from October 19, 2010 through December 31, 2010. Since the Predecessor’s combined results of operations reflect the operations of the Company prior to its ownership of the entities which conduct these operations, the Predecessor’s combined results of operations have been prepared and presented for the period from January 1, 2010 through October 18, 2010 and for the years ended December 31, 2009 and 2008.

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue under the percentage of

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

completion method, useful lives of student housing properties, valuation of investment in real estate, allocation of purchase price to newly acquired student housing properties, fair value of financial assets and liabilities, including derivatives, and allowance for doubtful accounts. It is at least reasonably possible that these estimates could change in the near term.

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes, and the amortization of deferred financing costs recognized while the project is under construction. Additionally, the Company capitalizes certain internal costs related to the development and construction of its student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.1 million, $0.1 million, $0.4 million and $1.8 million was capitalized during the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010, and the years ended December 31, 2009 and 2008, respectively.

Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the accompanying consolidated and combined statements of operations. As of December 31, 2010 and 2009, we have deferred approximately $0.9 million and $3.3 million, respectively, in pre-development costs related to development projects that have not yet been acquired or for which construction has not commenced. Such costs are included in development in process on the accompanying consolidated and combined balance sheets.

Management assesses whether there has been impairment in the value of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of investment in real estate is measured by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the property. The estimation of future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment reducing the carrying value of our long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

excess of the carrying amount of the property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary.

Property Acquisitions

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values. Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence, and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals.

Ground Leases

Ground lease expense is recognized on a straight-line basis over the term of the related lease.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in various banks. At times our balances may exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2010 and 2009, our deposits were covered under FDIC insurance. We do not believe cash and cash equivalents expose us to any significant credit risk.

Restricted Cash and Investments

Restricted cash includes escrow accounts held by lenders. In certain instances, restricted cash consists of funds, required by a counter-party to our derivative contracts, to serve as collateral for future settlements of those derivative contracts. These funds are held in an interest bearing account covered under FDIC insurance. Restricted investments include certificates of deposit that do not qualify as cash equivalents and are required to be maintained by our lenders.

Deferred Financing Costs

We defer costs incurred in obtaining financing and amortize the costs over the terms of the related loans using the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated and combined balance sheets.

Intangible Assets

In connection with the San Marcos property acquisition (see note 8), the Company recorded approximately $1.2 million related to management’s estimate of the fair value of the in-place leases assumed. These

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

intangible assets are being amortized on a straight-line basis over the average remaining term of the underlying leases. Amortization expense was approximately $0.3 million for the period from October 19, 2010 through December 31, 2010. The amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statement of operations.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in the Company’s consolidated subsidiaries and the Predecessor’s combined subsidiaries which are not attributable to the stockholders or the owner. Accordingly, noncontrolling interests are reported as a component of equity in the accompanying consolidated and combined balance sheets but separate from owner’s equity (deficit). On the consolidated and combined statements of operations, operating results are reported at their consolidated and combined amounts, including both the amount attributable to us and to noncontrolling interests. See note 7.

Real Estate Ventures

We hold interests in all properties, both under development and in operation, through interests in both consolidated and unconsolidated real estate ventures. The Company assesses its investments in real estate ventures in accordance with applicable guidance under U.S. GAAP to determine if a venture is a Variable Interest Entity (“VIE”). We consolidate entities that are defined as VIEs and for which we are determined to be the primary beneficiary. In instances where we are not the primary beneficiary, we do not consolidate the entity for financial reporting purposes. For entities that are not defined as VIEs, management first considers whether we are the general partner or a limited partner (or the equivalent in such investments which are not structured as partnerships). We consolidate entities where we are the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control and, therefore, consolidation for financial reporting purposes.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance changing the consolidation analysis for VIEs and requiring a qualitative analysis to determine the primary beneficiary. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. It requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. We adopted this guidance during 2010, and the adoption did not have a material impact on our consolidated financial statements.

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

Under the equity method, investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions, and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity method investment, we evaluate the investment for impairment by estimating our ability to recover the investment from future expected discounted cash flows. If we determine

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

Student Housing Revenue

Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. We recognize revenues on a straight-line basis over the term of the lease contracts. Generally, each executed contract is required to be accompanied by a signed parental guaranty. Amounts received in advance of the occupancy period are recorded as deferred revenues and included in other liabilities on the accompanying consolidated and combined balance sheets. Service revenue is recognized when earned.

Segments

We have identified two reportable business segments: student housing operations and development, construction and management services. We evaluate the performance of our operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions. Operating segments that do not individually meet the aggregation criteria described in the accounting guidance may be combined with other operating segments that do not individually meet the aggregation criteria to form a separate reportable segment. Unallocated corporate amounts include general expenses associated with managing our two reportable operating segments.

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

Development and construction service revenue is recognized for contracts with entities we do not consolidate. For projects where the revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of the Company’s ownership interest in the unconsolidated entity. Any incentive fees, net of the impact of our ownership interest if the entity is unconsolidated, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. When total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as additional investment in the unconsolidated entity.

Management fees, net of elimination to the extent of our ownership interest in an unconsolidated entity, are recognized when earned in accordance with each management contract for entities we do not consolidate. Incentive management fees are recognized when the incentive criteria are met.

Allowance for Doubtful Accounts

Allowances for student receivables are established when management determines that collections of such receivables are doubtful. Balances are considered past due when payment is not received on the contractual due date. When management has determined that receivables are uncollectible, they are written off against the allowance for doubtful accounts.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The allowance for doubtful accounts is summarized as follows (amounts in thousands):

	Balance at
	Beginning	Charged to		Balance at
Year Ended December 31:	of Period	Expense	Write-Offs	End of Period

2008	$(288)	(1,047)	934	(401)
2009	$(401)	(1,639)	1,387	(653)
2010	$(653)	(1,215)	1,437	(431)

Marketing and Advertising Costs

Marketing and advertising costs are expensed during the period incurred. Marketing and advertising expenses approximated $0.2 million, $1.4 million, $1.6 million and $1.4 million for the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010, and for the years ended December 31, 2009, and 2008, respectively.

Derivative Instruments and Hedging Activities

In certain instances, interest rate cap agreements and interest rate swap agreements are used to manage floating interest rate exposure with respect to amounts borrowed, or forecasted to be borrowed, under credit facilities. These contracts effectively exchange existing or forecasted obligations to pay interest based on floating rates for obligations to pay interest based on fixed rates.

All derivative instruments are recognized as either assets or liabilities on the consolidated and combined balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as accumulated other comprehensive income (loss), depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current-period earnings as a component of the change in fair value of interest rate derivatives line item on the accompanying consolidated and combined statements of operations. Also included within this line item are any required monthly settlements on the swaps as well as all cash settlements paid. The Company’s counterparties are major financial institutions.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, cash equivalents, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction notes payable and lines of credit. The carrying value of cash, cash equivalents, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair values of mortgages and construction notes payable are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction notes payable. The fair values of mortgage and construction notes payable are disclosed in note 11.

The fair value of the interest rate caps and swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

based inputs, including interest rate curves, implied volatilities and the creditworthiness of the swap counterparties.

Fair value guidance for financial assets and liabilities which are recognized and disclosed in the consolidated financial statements on a recurring basis and nonfinancial assets on a nonrecurring basis establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 — Observable inputs, such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Other inputs that are observable directly or indirectly, such as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the asset or liability.

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

Interest rate caps and interest rate swaps measured at fair value are as follows (amounts in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable Inputs	Unobservable	Balance at
	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	December 31,

Other assets:
2010-Interest rate caps	$—	103	—	103
Other liabilities:
2010-Interest rate swaps	$—	(452)	—	(452)
2009-Interest rate swaps	$—	(6,049)	—	(6,049)

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Income Taxes

The Company will elect to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code commencing with the Company’s taxable year ended on December 31, 2010. The Company’s qualification as a REIT depends upon its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

sources of the Company’s gross income, the composition and values of its assets, its distribution levels and the diversity of ownership of its stock. The Company believes that it is organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that the Company’s intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT.

As a REIT, the Company generally will not be subject to U.S. federal and state income tax on taxable income that it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income tax at regular corporate rates and generally will be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could materially and adversely affect it, including its ability to make distributions to its stockholders in the future. Even if the Company qualifies as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property and the income of its taxable REIT subsidiaries will be subject to taxation at normal corporate rates.

The Company wholly owns four taxable REIT subsidiary (“TRS”) entities that manage the Company’s non-REIT activities and each is subject to federal, state and local income and franchise taxes. For the period from October 19, 2010 through December 31, 2010, neither the Company nor its TRS subsidiaries had a material current or deferred federal or state income tax provision or benefit.

The combined entities of the Predecessor are all limited liability companies or limited partnerships and have elected to be taxed as partnerships for federal income tax purposes. As a result, no provision for income taxes has been recorded in the accompanying combined financial statements of the Predecessor as all income and losses of the Predecessor are allocated to the owners for inclusion in their respective tax returns.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss, which consists of unrealized losses on derivative instruments. Comprehensive loss is presented in the accompanying consolidated and combined statements of changes in equity (deficit) and comprehensive loss, and accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity.

Common Stock Issuances and Costs

Specific incremental costs directly attributable to issuances or sales of the Company’s common stock are deferred and charged against the gross proceeds of the offering. As such, underwriting commissions and other common stock issuance costs are reflected as a reduction of additional paid-in capital.

Share-Based Compensation

The Company awards restricted stock and restricted OP unit awards that vest in equal annual installments over either a three or five year period. A restricted stock or OP unit award is an award of the Company’s common stock or OP units that are subject to restrictions on transferability and other restrictions determined by the Company’s compensation committee at the date of grant. A grant date is established for a restricted stock award or restricted OP unit award upon approval from the Company’s compensation committee and board of directors. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the Company’s compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares or restricted OP units has all the rights of a stockholder or OP unit holder as to these shares or units, including the right to vote and the right to receive dividends or distributions on the shares or OP units. The fair value of the award is determined based on the market value of the Company’s common stock on the grant date and is recognized on a straight-line basis over

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the applicable vesting period for the entire award with cost recognized at the end of any period being at least equal to the shares that were then vested. During the period from October 19, 2010 through December 31, 2010, $0.2 million of compensation expense was recognized in the accompanying consolidated financial statements related to the vesting of restricted stock and restricted OP units. See note 12.

Recent Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance requiring additional disclosure related to the fair value of financial instruments. Transfers between the three levels within the fair value hierarchy, as well as changes in an entity’s Level 3 fair value instruments, require additional disclosure. This guidance is effective for us beginning on January 1, 2011. We are currently evaluating what impact, if any, its adoption will have on our consolidated financial statements.

3.	Earnings per Share

Basic earnings per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. All unvested share-based payment awards are included in the computation of basic earnings per share. Diluted earnings per share reflect common shares issuable from the assumed conversion of OP units and restricted OP units, which are potentially dilutive securities.

A reconciliation of the numerators and denominators for basic and diluted earnings per share computations is not required as the Company reported a net loss for the period from October 19, 2010 through December 31, 2010, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share. Therefore, the computation of both basic and diluted earnings per share is the same. For the period from October 19, 2010 through December 31, 2010, 435,593 OP units and restricted OP units were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

4.	Student Housing Properties

Student housing properties, net, consisted of the following (amounts in thousands):

	December 31,
	2010	2009

Land	$26,369	24,578
Buildings and improvements	304,447	286,120
Furniture, fixtures and equipment	41,930	36,459

	372,746	347,157
Accumulated depreciation	(57,463)	(38,999)

	$315,283	308,158

Other assets includes approximately $0.3 million and $0.2 million, net of accumulated depreciation, related to corporate furniture, fixtures and equipment at December 31, 2010 and 2009, respectively.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

5.	Variable Interest Entities

As of December 31, 2009, each ground lessor shown below had been determined to be a VIE, of which the Predecessor was the primary beneficiary (dollar amounts in thousands):

			Original
		Rent Start	Term	Annual Lease
Tenant/Ground Lessee(1)	Landlord/Ground Lessor	Date	(In Years)	Payment

Campus Crest at Jonesboro, LLC	Jonesboro - CHR Campus Crest LLC	10/1/07	25	$187
Campus Crest at Cheney, LLC	Cheney - CHR Campus Crest LLC	10/1/07	25	$115
Campus Crest at Wichita, LLC	Wichita - CHR Campus Crest LLC	11/1/07	25	$76
Campus Crest at Wichita Falls, LP	Wichita Falls - CHR Campus Crest LLC	8/1/07	25	$178
Campus Crest at Waco, LP	Waco - CHR Campus Crest LLC	7/1/07	25	$92
Campus Crest at Troy, LLC	Troy - CHR Campus Crest LLC	7/1/07	25	$123
Campus Crest at Stephenville, LP	Stephenville - CHR Campus Crest LLC	7/1/07	25	$107
Campus Crest at Murfreesboro, LLC	Murfreesboro - CHR Campus Crest LLC	8/1/07	25	$215

(1)	Each entity is combined within the combined financial statements of the Predecessor.

Each of these leases allowed us the option to purchase the property, subject to certain conditions, at any time after the fifth anniversary of the lease effective date for fair market value. Combination of these VIEs resulted in recording land related to student housing properties of $13.0 million as of December 31, 2009. In conjunction with the Offering and Formation Transactions, the Company purchased the land formerly owned by these VIEs.

6.	Ground Leases

Two of our consolidated operating properties are subject to ground leases, both on the campus of the University of South Alabama. Our future commitments are further described in note 16. We have the right to encumber our leasehold interests with specific property mortgages for the purposes of constructing, remodeling or making improvements on or to these properties. Title to all improvements paid for and constructed on the land remains with us until the earlier of termination or expiration of the lease at which time the title of any buildings constructed on the land will revert to the landlord. Should we decide to sell our leasehold interests during the initial or any renewal terms, the landlord has the right of first refusal to purchase the interests for the same purchase price under the same terms and conditions as contained in our offer to sell our leasehold interests. Below is a summary of our operating property ground leases as of December 31, 2010 (dollar amounts in thousands):

			Original/
		Rent	Remaining
		Start	Term	Current Annual
Property	Landlord	Date	(In Years)(1)	Lease Payment

Mobile Phase I	USA Research and Technology Corporation	10/31/06	40/35	$84
Mobile Phase II	USA Research and Technology Corporation	3/1/08	38/35	$125

(1)	Lease contains options to renew for one additional 20-year term, followed by an additional term of 15 years if the first renewal is exercised.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

7.	Noncontrolling Interests

Company Noncontrolling Interests — Operating Partnership Units

Certain limited partners in the Operating Partnership, which total approximately 1.5% of the limited partnership interest in the Operating Partnership, hold their ownership units through entities which are not affiliates or subsidiaries of the Company. OP units are exchangeable into cash or, at the Company’s election, an equal number of shares of the Company’s common stock. OP units have the same economic characteristics as shares of the Company’s common stock, as they effectively participate equally in the net income and distributions of the Operating Partnership.

The holders of OP Units have the right to require the Operating Partnership to redeem part or all of the OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. However, the Company may, in its sole discretion, elect to acquire the OP Units in exchange for common stock. Based on this assessment, which includes the evaluation of terms in the agreements related to redemption provisions, the Company has classified these OP units as noncontrolling interests as a component of permanent equity on the accompanying December 31, 2010 consolidated balance sheet. The share of net loss allocated to these OP units is reported on the accompanying consolidated statement of operations for the period October 19, 2010 through December 31, 2010 as net loss attributable to noncontrolling interests. For the period from October 19, 2010 through December 31, 2010, no OP units were exchanged.

Predecessor Noncontrolling Interests — Third-Party Venture Partners

Prior to completion of the Offering, the Predecessor combined real estate ventures which wholly owned 20 operating properties. Each of these real estate ventures had third-party partners other than the Predecessor or its affiliates. The portion of ownership interests attributable to the third-party owners in these entities is classified as noncontrolling interests within equity on the accompanying combined balance sheets. Accordingly, the third-party owners’ share of the income or loss of the entities is reported on the combined statements of operations as net loss attributable to noncontrolling interests.

Prior to January 1, 2009, losses and distributions were allocated to third-party owners up to, but not in excess of the third-party owners’ investments. Losses and distributions in excess of third-party owners’ investments were recognized entirely by the Predecessor. Beginning on January 1, 2009, in accordance with new accounting guidance, third-party owners were allocated losses in excess of their investment. The attribution of these losses to noncontrolling interests resulted, in certain instances, in the third-party owner having a deficit or negative noncontrolling interest balance, even in situations when it was not required to fund this balance.

8.	Property Acquisitions

Operating Property Acquisition

On October 19, 2010, we acquired from HSRE the remaining interest in Campus Crest at San Marcos, LLC, which owns The Grove at San Marcos. Prior to this transaction, The Grove at San Marcos was wholly owned by a real estate venture in which the Company and HSRE are members and had 10% and 90% member interests, respectively. Prior to the acquisition of this interest, the Company accounted for its ownership interest in the property under the equity method. Subsequent to its acquisition of this interest, the Company consolidates the results of operations of The Grove at San Marcos. In connection with the accounting for its purchase of the remaining interest in the property, the Company recorded a gain of approximately $0.6 million related to the remeasurement of its previously held equity interest in the property at the acquisition date. The gain is included as a component of other income in the accompanying consolidated statements of operations.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The purchase price of the remaining interest in Campus Crest at San Marcos, LLC was approximately $9.2 million. As part of the transaction, the Company repaid a construction loan secured by the property. The purchase price was allocated as follows (in thousands):

Land	$1,791
In-place leases	1,168
Buildings and improvements	22,335
Working capital	(99)
Debt	(14,936)

10,259
Less estimated fair value of interest owned prior to acquisition	(1,024)

$9,235

Acquisition of Properties Under Development

During the period from October 19, 2010, through December 31, 2010, we acquired land at seven project sites. The total purchase price for these seven land sites was approximately $14.6 million. The land sites purchased were in Ames, Iowa, Fort Wayne, Indiana, Clarksville, Tennessee, Orono, Maine, Denton, Texas, Valdosta, Georgia and Columbia, Missouri. The consideration paid for these land sites is recorded as development in process on the accompanying consolidated balance sheet at December 31, 2010. Additionally, we have incurred incremental costs to develop and construct properties at these sites, as well as at Fort Collins, Colorado, whose land is ground leased by us, of approximately $8.7 million which is included as development in process.

Subsequent to December 31, 2010, the Company contributed its investment in the land, development and construction for projects in Denton, Texas, and Valdosta, Georgia to a venture in which we and HSRE are members. See note 18.

9.	Sales of Interests in Properties and Real Estate Ventures

In November 2009, we sold 90% of our interest in The Grove at Milledgeville to HSRE II. We received proceeds from the sale of our interest of approximately $3.9 million. In connection with the Offering and the Formation Transactions, the Company repurchased the 90% interest in HSRE II held by HSRE, with the result that the Company owned 100% of The Grove at Milledgeville on October 19, 2010, and HSRE II was dissolved. Because of our continuing involvement in this asset and because this transaction had financing elements, we did not record this transaction as a sale for financial reporting purposes. The proceeds were recorded as a related party loan and we continued to combine the balance sheet and operations of Campus Crest at Milledgeville, LLC, the entity which owns the property, through October 18, 2010. The difference between the sale proceeds and contracted repurchase price was accreted and recorded as interest expense in the Predecessor’s accompanying combined statements of operations for the period from January 1, 2010 through October 18, 2010, and for the year ended December 31, 2009. For the period from January 1, 2010 through October 18, 2010 and the year ended 2009, interest expense related to this transaction totaled approximately $2.5 million and $0.2 million, respectively.

On March 26, 2010, we sold 99% of our interest in HSRE I, which represented a 9.9% interest in the underlying venture, to HSRE, and HSRE prepaid to us management fees related to certain properties. The total proceeds received from these transactions were $2.25 million. In connection with the Offering and the Formation Transactions, the Company repurchased the 9.9% interest in HSRE I. As a result, the transactions were accounted for as a financing. The difference between the proceeds received and the contracted repurchase

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

amount was accreted and recorded as interest expense in the Predecessor’s accompanying combined statement of operations for the period from January 1, 2010 through October 18, 2010. For the period from January 1, 2010 through October 18, 2010, interest expense related to the transaction totaled approximately $0.8 million.

On September 28, 2010, we sold 99.9% of our interest in The Grove at Carrollton to HSRE III. We received proceeds from the sale of our interest of approximately $0.8 million. In connection with the Offering and the Formation Transactions, the Company repurchased the 99.9% interest in HSRE III held by HSRE, with the result that the Company owned 100% of The Grove at Carrollton on October 19, 2010, and HSRE III was dissolved. Because of our continuing involvement in this asset and because the transaction had financing elements, we did not record this transaction as a sale for financial reporting purposes. The proceeds were recorded as a related party loan and we continued to combine the balance sheet and operations of Campus Crest at Carrollton, LLC, the entity which owns the property, through October 18, 2010. The difference between the sale proceeds and contracted repurchase price was accreted and recorded as an interest expense in the Predecessor’s accompanying combined statement of operations for the period from January 1, 2010 through October 18, 2010. For the period from January 1, 2010 through October 18, 2010, interest expense related to this transaction totaled approximately $0.8 million.

10.	Investment in Unconsolidated Entity

We have an investment in a real estate venture entity with HSRE, HSRE I, which is not consolidated by the Company and was not combined by our Predecessor. At December 31, 2010 and 2009, this entity, in which our investment is accounted for under the equity method, owned six and seven student housing properties, respectively. Four of these properties, The Grove at Lawrence, The Grove at Moscow, The Grove at San Angelo, and The Grove at San Marcos, opened in 2009. The remaining three properties, The Grove at Huntsville, The Grove at Conway, and The Grove at Statesboro opened in 2010. We held a 49.9% and 10% noncontrolling interest in this unconsolidated and uncombined entity at December 31, 2010 and 2009, respectively. As part of the Formation Transactions, we acquired 100% of the interest in The Grove at San Marcos and this property is consolidated as of December 31, 2010. See note 8.

We recorded equity in loss from this venture for the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010, and for the year ended December 31, 2009 of $(0.2) million, $(0.3) million and $(0.1) million, respectively. We had no equity on earnings (loss) for the year ended December 31, 2008, as all assets owned by the entity at that date were under construction.

The Company acts as the operating member and day-to-day manager for the venture. We are entitled to receive fees for providing development and construction services (as applicable) and management services to the venture. The Company earned approximately $0.1 million, $35.6 million, $60.7 million, and $2.5 million in fees for the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010, and for the years ended December 31, 2009, and 2008, respectively, for services provided to the venture, which are reflected in Development, Construction and Management Services in the accompanying consolidated and combined statements of operations.

The Company is the guarantor of the construction debt of this venture which totaled approximately $83.2 million at December 31, 2010.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Condensed combined financial information for this entity as of and for the years ended December 31, 2010 and 2009 is as follows (amounts in thousands):

Balance Sheets

	December 31,
	2010	2009

Assets:
Student housing properties, net	$112,224	72,488
Development in process	—	15,528
Other assets	5,444	4,377

Total assets	$117,668	92,393

Liabilities and owner’s equity:
Construction debt	$83,222	59,562
Other liabilities	5,117	3,210
Owner’s equity	29,329	29,621

Total liabilities and owner’s equity	$117,668	92,393

Share of historical owner’s equity	$12,479	2,962
Preferred investment(1)	4,781	—
Net difference in carrying value of investment versus net book value of underlying net assets(2)	(3,509)	18

Carrying value of investment in unconsolidated entity	$13,751	2,980

(1)	As of December 31, 2010, the Company has a Class B member interest in both The Grove at San Angelo and The Grove at Moscow of approximately $2.3 million and $2.5 million, respectively. These preferred interests entitle the Company to a 9.0% return on its investment but otherwise do not change the Company’s effective 49.9% ownership interest in these properties.

(2)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entity, and the elimination of service related revenue to the extent of our percentage ownership.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Statements of Operations

	Period October 19,	Period January 1,	Year Ended
	2010 Through	2010 Through	December 31,
	December 31, 2010	October 18, 2010	2009

Revenues	$3,009	8,796	3,131
Expenses:
Operating expenses	1,570	4,956	1,698
Interest expense	1,046	3,427	1,341
Depreciation and amortization	909	3,399	792

Total expenses	3,525	11,782	3,831

Net loss	$(516)	(2,986)	(700)

Company’s share of net loss(1)	$(163)	(259)	(59)

(1)	Amount differs from net loss multiplied by the Company’s ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level.

11.	Debt

A detail of our construction and mortgage loans, lines of credit, and other debt is presented below (amounts in thousands):

	December 31,
	2010	2009

Fixed-rate mortgage loans	$60,840	164,840
Construction loans	—	164,262
Lines of credit and other debt	42,500	14,070

	$103,340	343,172

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2010 and 2009, the following transactions occurred (amounts in thousands):

	December 31,
	2010	2009

Balance at beginning of period	$343,172	331,663
Additions:
Draws on lines of credit	71,040	9,831
Draws on construction loans	497	9,826
Proceeds from related party loan(1)	3,021	3,872
Accretion of interest expense(1)	5,043	220
Deductions:
Conversion of note to equity interest	—	(600)
Payments on lines of credit	(39,892)	(9,090)
Payments on construction loans	(152,244)	—
Payments on related party loan	(10,782)	—
Payments on mortgage loans	(116,515)	—
Contribution of construction loan to real estate venture	—	(2,550)

Balance at end of period	$103,340	343,172

(1)	Relates to sale of 90% of our interest in Campus Crest at Milledgeville, LLC, sale of our 99.9% interest in Campus Crest at Carrollton, LLC, and sale of 99% of our interest in HSRE I and prepaid management fees. See note 9.

The estimated fair value of our construction and fixed rate mortgage loans at December 31, 2010 and 2009 was approximately $62.9 million and $331.0 million, respectively. These estimated fair values were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based repricing of the underlying variable rate index.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Construction and mortgage loans are collateralized by properties and their related revenue streams. Construction and mortgage loans at December 31, 2010 and 2009 consisted of the following (dollar amounts in thousands):

		Principal	Principal		Interest	Interest
	Face	Outstanding at	Outstanding at		Rate at	Rate at	Maturity
	Amount	12/31/10	12/31/09	Stated Interest Rate	12/31/10	12/31/09	Date	Amortization

Construction loans

The Grove at Mobile-Phase II	$15,875	$—	15,874	Greater of LIBOR + 3.00% or 5.50%	N/A	5.50%	10/31/2010	Amortizing
Construction Loan (nine properties)(1)	157,550	—	148,388	LIBOR + 1.80%	N/A	2.03%	10/31/2010	Interest only
Mortgage loans
Mortgage (six properties)(2)	104,000	—	104,000	6.40%	N/A	6.40%	2/28/2013	30 years
The Grove at Asheville	14,800	14,800	14,800	5.77%	5.77%	5.77%	4/11/2017	30 years
The Grove at Carrollton	14,650	14,650	14,650	6.13%	6.13%	6.13%	10/11/2016	30 years
The Grove at Las Cruces	15,140	15,140	15,140	6.13%	6.13%	6.13%	10/11/2016	30 years
The Grove at Milledgeville	16,250	16,250	16,250	6.12%	6.12%	6.12%	10/1/2016	30 years

Total		$60,840	329,102

(1)	Secured by The Grove at Cheney, The Grove at Jonesboro, The Grove at Lubbock, The Grove at Murfreesboro, The Grove at Stephenville, The Grove at Troy, The Grove at Waco, The Grove at Wichita and The Grove at Wichita Falls. At December 31, 2009, approximately $136.4 million of the loan balance was hedged with a floating to fixed interest rate swap which, when taken together with the loan interest, fixed this portion of the loan’s interest rate at 6.0%.

(2)	Secured by The Grove at Abilene, The Grove at Ellensburg, The Grove at Greeley, The Grove at Jacksonville, The Grove at Mobile-Phase I and The Grove at Nacogdoches.

Mortgage Loans

In 2010, we had in place secured permanent financing of approximately $60.8 million for four properties. In 2009, we had in place secured permanent financing of approximately $164.8 million for 10 properties.

The loans for The Grove at Asheville, The Grove at Carrollton, The Grove at Milledgeville and The Grove at Las Cruces generally require interest only payments, plus certain reserves and escrows, that are payable monthly for a period of five years. Monthly payments of principal and interest, plus certain reserve and escrow amounts, are due thereafter until maturity when all principal is due. Each of these loans has a 30-year amortization and is a non-recourse obligation subject to customary or immaterial exceptions. None of these loans are cross-defaulted or cross-collateralized with any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed, subject to prepayment penalties.

The other mortgage loan was secured by six properties and had interest only payments with a balloon maturity date of February 28, 2013. This mortgage loan did not cross collateralize, nor was it cross defaulted to, any of the other debt facilities. This mortgage loan was repaid in full on October 19, 2010, upon completion of the Offering.

Construction Loans

In June 2007, we closed a construction loan in a principal amount of $145.0 million of which $10.0 million was included to be available for the issuance of letters of credit. This construction loan had an

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

original maturity date of October 31, 2010, and an amended maturity date of January 31, 2011. The loan’s interest rate was 2.37% at December 31, 2009. The loan was repaid in full on October 19, 2010, upon completion of the Offering.

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

Lines of Credit and Other Debt

On October 19, 2010, we closed a credit agreement (our “revolving credit facility”) with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility. This facility is secured by 12 of our wholly owned properties. Affiliates of Citigroup Global Markets Inc. act as administrative agent, collateral agent, lead arranger and book running manager, and affiliates of Raymond James & Associates, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Barclays Capital Inc. and RBC Capital Markets Corporation (together with other financial institutions) act as lenders under our revolving credit facility.

On October 19, 2010, we borrowed approximately $49.5 million under our revolving credit facility which, along with a portion of the net proceeds from the Offering, was used to repay existing indebtedness, issue letters of credit and pay expenses related to the Offering and the Formation Transactions. Subsequent to completion of the Offering, we borrowed approximately $19.0 million under our revolving credit facility, primarily to finance our required equity contribution for projects expected to be built and open for the 2011-2012 academic year. We used approximately $26.0 million of proceeds from the sale of common shares to cover the overallotment option granted by the Company to the underwriters to repay amounts borrowed and outstanding under this facility. As of December 31, 2010, approximately $42.5 million was outstanding under our revolving credit facility and approximately $53.8 million of borrowing capacity was available under this facility.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The amount available for us to borrow under this credit facility is based on a percentage of the appraisal value of our properties that form the borrowing base of the facility. We intend to pursue alternative, longer-term financing for some or all of the properties, which, as of December 31, 2009, secured our mortgage loan with Silverton Bank since they were released from the lien of that mortgage upon its repayment in full in connection with the Offering and our Formation Transactions. For eligible properties, this may include debt financing provided by Freddie Mac or Fannie Mae.

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

We and certain of our subsidiaries guarantee the obligations under our revolving credit facility and we and certain of our subsidiaries have pledged specified assets (including real property), stock and other interests as collateral for our revolving credit facility obligations.

The Predecessor obtained a $6.0 million line of credit in May 2007 with an interest rate of 10.50% per annum. Ownership of the lender included the Predecessor’s owner and a third-party investor in all of the Predecessor’s combined property owning entities. Interest only payments were due August 1, 2007 and continuing quarterly thereafter with the entire principal balance, including accrued interest, due and payable in full April 30, 2009. In April 2009, the terms of the line of credit were amended. The new terms extended the maturity date to April 30, 2011 and increased the interest rate to 12.00% per annum. At December 31, 2009, $6.0 million was outstanding on this line of credit. The line of credit was repaid in full on October 19, 2010, upon completion of the Offering.

In July 2009, the Predecessor obtained a $4.0 million line of credit with an interest rate of prime plus 1.00% and with an interest rate floor of 5.00%. Interest only was payable monthly; all outstanding principal was originally due on August 5, 2010. The line’s maturity date was extended to October 15, 2010. The interest rate and outstanding principal balance on this line of credit at December 31, 2009 were 5.00% and $4.0 million, respectively. The line of credit was repaid in full on October 19, 2010, upon completion of the Offering.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Related Party Loans

See note 9 for information related to our obligation to HSRE as a result of the transactions involving The Grove at Milledgeville, The Grove at Carrollton and the sale of our interest in HSRE I.

Schedule of Debt Maturities

Scheduled debt maturities for each of the five years subsequent to December 31, 2010 and thereafter, are as follows (dollars in thousands):

2011	$82
2012	625
2013	43,234
2014	781
2015	830
Thereafter	57,788

$103,340

Amortization of deferred financing costs approximated $1.6 million, $0.8 million, $0.8 million and $0.8 million for the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010, and the years ended December 31, 2009 and 2008, respectively.

Compliance with Debt Covenants

At December 31, 2010, we were in compliance with the above financial covenants with respect to our revolving credit facility.

At December 31, 2009, we were not in compliance with certain covenants under our construction loan with Wachovia Bank, the covenant relating to unresolved liens or claims for materials or labor under a construction loan from Wachovia Bank to HSRE I (an unconsolidated entity), and covenants specifying debt service coverage and debt yield percentages under our mortgage loan with Silverton Bank. We received waivers of non-compliance from each lender for the periods of non-compliance through the date of the Offering. Upon completion of the Offering, all liens were resolved and released and both the construction loan with Wachovia Bank and the mortgage loan with Silverton Bank were fully repaid, curing all outstanding debt covenant violations as of October 19, 2010.

Encore Transaction

On August 2, 2010, we entered into an agreement with Encore Interests, Inc., a Delaware corporation (“Encore”), for the formation of CC-Encore, LLC, a Delaware limited liability company (“CC-Encore”), and we contributed to CC-Encore and pledged to Encore interests in certain of our properties and subsidiaries. Encore contributed $2.5 million to CC-Encore in exchange for a preferred membership interest. CC-Encore loaned the net proceeds from Encore’s contribution to one of our subsidiaries to be used for working capital purposes. The loan had an interest rate of 0.7% per annum and all principal and interest was payable on January 1, 2014 if CC-Encore did not exercise a payment demand prior to such date. Additionally, we were contractually obligated to repurchase the preferred membership interest upon completion of the Offering for $3.9 million. Pursuant to its contractual obligation, the Company purchased Encore’s preferred membership interest on October 19, 2010, upon completion of the Offering, for $3.9 million, at which time the venture with Encore was terminated and dissolved and the Company owned 100% of the interests contributed to CC-Encore and pledged to Encore.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

We were subject to financial and other covenants under the terms of the agreement pursuant to which Encore purchased the preferred membership interest. Because of our continuing involvement in these assets and because the transaction had financing elements, this transaction was accounted for as a financing. The difference between the price of the preferred membership interest and its repurchase price was accreted and recorded as interest expense. For the period January 1, 2010 through October 18, 2010, interest expense related to this transaction totaled approximately $1.4 million.

12.	Incentive Plans

The Company has adopted the 2010 Equity Incentive Compensation Plan (the “Plan”). The Plan permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors of the Company. The aggregate number of awards approved under the Plan is 2,500,000. Pursuant to the Plan, each share issued pursuant to an award under the Plan, other than options or stock appreciation rights, reduces the number of shares available for issuance under the Plan by two shares. Each share issued pursuant to an award under the Plan which is forfeited increases the number of shares available for issuance under the Plan by two shares. As of December 31, 2010, 2,002,236 shares are available for issuance under the plan.

Restricted Stock Awards

Awards to executive officers and employees of the Company vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors of the Company vest over a five year period and are subject to restriction based upon continued service on the Board of Directors of the Company.

At December 31, 2010, unearned compensation totaled $1.1 million, and will be recorded as expense over the applicable vesting period of three to five years. During the period from October 19, 2010 through December 31, 2010, stock compensation expense of $0.1 million was recognized as general and administrative expense in the accompanying consolidated financial statements related to the vesting of restricted stock.

Restricted OP Units

At December 31, 2010, unearned compensation totaled $1.8 million, and will be recorded over the applicable vesting period of three years. During the period from October 19, 2010 through December 31, 2010, $0.1 million of compensation expense was recognized in the accompanying consolidated financial statements relating to the vesting of restricted OP units.

A summary of incentive plan activity as of December 31, 2010, and for the period from October 19, 2010 through December 31, 2010 is as follows (in thousands, except per share data):

		Number of		Weighted
	Number of	Restricted		Average
	Restricted OP	Common		Grant Date
	Units	Shares	Total	Fair Value

Nonvested balances at October 19, 2010	—	—	—	$—
Granted at Offering	150,000	102,777	252,777	12.50
Forfeited	—	(3,895)	(3,895)	12.50

Nonvested balances at December 31, 2010	150,000	98,882	248,882	$12.50

13.	Derivative Instruments and Hedging Activities

We use significant variable rate debt to finance our construction of student housing properties. These debt obligations expose us to variability in cash flows due to fluctuations in interest rates. Management enters into

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

derivative contracts to limit variability for a portion of our interest payments and to manage exposure to interest rate risk. We use derivative financial instruments, specifically interest rate caps and interest rate swaps, for non-trading purposes.

As of December 31, 2010 and 2009, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying consolidated and combined balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.

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

The following table is a summary of the terms, estimated fair values and classification on the consolidated and combined balance sheets as of December 31, 2010 and 2009, respectively, of the interest rate derivative contracts we were a party to at December 31, 2010 and 2009 (dollar amounts in thousands):

						Estimated	Estimated
						Fair Value at	Fair Value at
		Notional		Fixed	Maturity	December 31,	December 31,
Interest Rate Derivative Instrument	Hedged Item	Amount		Interest Rate	Date	2010	2009

Cap (2,5)	30-day LIBOR	$44,000		2.50%	January 2011	$—	N/A
Cap (2,5)	30-day LIBOR	$3,126	(1)	1.25%	April 2013	103	N/A
Swap (2,5)	30-day LIBOR	$3,126	(1)	1.39%	April 2013	(115)	N/A
Swap(6)	30-day LIBOR	$136,409		6.00%	(3)	—	(4,424)
Swap(6)	30-day LIBOR	$25,488	(4)	3.44%	May 2011	(337)	(1,625)

						$(349)	(6,049)

(1)	Notional amount increases to $18,701 over the life of the derivative contract.

(2)	The Predecessor was not a party to this contract at December 31, 2009.

(3)	The Company amended and terminated this interest rate swap upon completion of the Offering. The swap liability of approximately $0.2 million was repaid.

(4)	Notional amount was $45,000 at December 31, 2009. Upon amendment of swap agreement, approximately $0.4 million of the existing swap liability was repaid.

(5)	Designated as a cash flow hedge.

(6)	Not designated as a hedging instrument.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The tables below reflect the effect of interest rate derivative instruments on other comprehensive income and on the consolidated and combined statements of operations for the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010, and for the years ended December 31, 2009 and 2008 (amounts in thousands):

	Amount of Income (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Period	Period
	October 19, 2010	January 1, 2010
	Through	Through
	December 31,	October 18,	Year Ended December 31,
Derivatives Designated as Cash Flow Hedges	2010	2010	2009	2008

Caps	$(57)	—	—	—
Swaps (receive float/pay fixed)	(115)	—	—	—

Total effect of derivative instruments on other comprehensive income	$(172)	—	—	—

		Period	Period
		October 19, 2010	January 1, 2010
	Location of Gain (Loss)	Through	Through
Derivatives not Designated	Recognized on Statements	December 31,	October 18,	Year Ended December 31,
as Hedging Instruments	of Operations	2010	2010	2009	2008

Swaps (receive float/pay fixed):
Monthly net settlements-cash settled	Change in fair value of interest rate derivatives	$7	(4,131)	(2,373)	(244)
Mark to market adjustments-cash settled	Change in fair value of interest rate derivatives	—	—	(310)	(1,100)
Mark to market adjustments-non-cash	Change in fair value of interest rate derivatives	139	5,002	3,480	(7,414)

Total effect of derivative instruments on the consolidated and combined statements of operations		$146	871	797	(8,758)

Periodic swap settlements of $0.1 million were capitalized to student housing properties for the year ended December 31, 2009.

14.	Related Party Transactions

The Company leases aircraft from entities in which two of the Company’s executive officers have an ownership interest. For the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010, and for the years ended December 31, 2009 and 2008, the Company and its Predecessor incurred travel costs to these entities of approximately $0.3 million, $0.8 million, $2.0 million, and $2.1 million, respectively.

15.	Segments

The operating segments in which management assesses performance and allocates resources are student housing operations and development, construction and management services. Our segments reflect management’s resource allocation and performance assessment in making decisions regarding the Company. Our student housing rental and student housing services revenues are aggregated within the student housing operations segment and our third-party services of development, construction and management are aggregated within the development, construction and management services segment.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following tables set forth our segment information as of and for the period from October 19, 2010, through December 31, 2010, the period from January 1, 2010 through October 18, 2010, and for the years ended December 31, 2009 and 2008 (amounts in thousands):

	Period	Period
	October 19, 2010	January 1, 2010
	Through	Through
	December 31,	October 18,	Year Ended December 31,
	2010	2010	2009	2008

Student Housing Operations:
Revenues from external customers	$10,786	41,071	45,973	31,611
Operating expenses	9,312	38,660	42,997	29,481

Operating income	1,474	2,411	2,976	2,130
Nonoperating expenses	(1,982)	(13,104)	(14,747)	(23,492)

Net loss	(508)	(10,693)	(11,771)	(21,362)
Net loss attributable to noncontrolling interest	(5)	(7,479)	(10,486)	(870)

Net loss attributable to stockholders and owner	$(503)	(3,214)	(1,285)	(20,492)

Depreciation and amortization	$3,911	14,660	18,205	13,043

Total segment assets at end of period	$361,942		310,075	319,052

Development, Construction and Management Services:
Revenues from external customers	$74	35,557	60,711	2,505
Intersegment revenues	553	6,813	18,537	123,264

Total revenues	627	42,370	79,248	125,769
Operating expenses	1,731	38,585	76,305	122,535

Operating (loss) income	(1,104)	3,785	2,943	3,234
Nonoperating expenses	(1)	(31)	(108)	(520)

Net (loss) income	(1,105)	3,754	2,835	2,714
Net loss attributable to noncontrolling interest	(11)	—	—	—

Net (loss) income attributable to stockholders and owner	$(1,094)	3,754	2,835	2,714

Depreciation and amortization	$17	70	165	54

Total segment assets at end of period	$9,758		28,926	30,048

Reconciliations:
Total segment revenues	$11,413	83,441	125,221	157,380
Elimination of intersegment revenues	(553)	(6,813)	(18,537)	(123,264)

Total consolidated and combined revenues	$10,860	76,628	106,684	34,116

Segment operating income	$370	6,196	5,919	5,364
Interest expense	(2,519)	(20,836)	(15,871)	(14,946)
Change in fair value of interest rate derivatives	146	871	797	(8,758)
Net unallocated income (expenses) and eliminations	(60)	(6,667)	(8,053)	(7,707)
Equity in loss of unconsolidated entity	(163)	(259)	(59)	—
Other income (expense)	621	43	44	(50)

Net loss	$(1,605)	(20,652)	(17,223)	(26,097)

Total segment assets	$371,700		339,001	349,100
Unallocated corporate assets and eliminations	(443)		(7,205)	(6,945)

Total assets	$371,257		331,796	342,155

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At December 31, 2010, management does not anticipate any material deviations from schedule or budget related to development projects currently in progress.

In the ordinary course of business, certain liens related to the construction of the student housing real estate property may be attached to the assets of the Company by contractors or suppliers. Campus Crest Construction, LLC is responsible as the general contractor for resolving these liens. There can be no assurance that we will not be required to pay amounts greater than currently recorded liabilities to settle these claims.

At December 31, 2009, there were unresolved liens or claims for materials or labor for The Grove at Moscow, The Grove at San Angelo and The Grove at San Marcos. The liens and claims related to the role of Campus Crest Construction, LLC as general contractor in connection with the construction of these three properties. As of December 31, 2009, we had recorded a liability of approximately $0.4 million relating to these liens and claims. These liens were released and all related claims were settled for their recorded amounts in October 2010 upon completion of the Offering.

We lease space for our corporate headquarters office. Rent expense is recognized on a straight-line basis and included in general and administrative expense. Future minimum payments over the life of our corporate office lease and the ground leases described in note 6 subsequent to December 31, 2010 are as follows (amounts in thousands):

2011	$559
2012	770
2013	779
2014	799
2015	454
Thereafter	19,637

Total future minimum lease payments	$22,998

Contingencies

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company or the combined financial position or combined results of operations of the Predecessor. We are not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us or our properties or subsidiaries, other than routine litigation arising in the ordinary course of business.

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

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Information (Unaudited and in thousands)

The information presented below represents the consolidated and combined financial results of the Company and the Predecessor, respectively, for the years ended December 31, 2010 and 2009.

	2010
				October 1-	October 19-
	1st Quarter	2nd Quarter	3rd Quarter	October 18	December 31	Total

Revenues	$28,557	28,050	16,930	3,091	10,860	87,488
Operating expenses	$27,279	26,961	16,653	6,206	10,550	87,649
Nonoperating expenses	$(4,413)	(6,050)	(6,531)	(2,928)	(1,752)	(21,674)
Net loss	$(3,215)	(5,075)	(6,303)	(6,059)	(1,605)	(22,257)

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenues	$21,689	37,799	29,453	17,743	106,684
Operating expenses	$21,222	37,552	29,435	20,609	108,818
Nonoperating expenses	$(3,135)	(1,573)	(5,416)	(4,906)	(15,030)
Net loss	$(2,668)	(1,326)	(5,430)	(7,799)	(17,223)

18.	Subsequent Events

On January 20, 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest IV, LLC, which we refer to as HSRE IV, to which HSRE will contribute up to $50 million, that will develop and operate additional purpose-built student housing properties. We own a 20% interest in this venture and affiliates of HSRE own the balance.

In general, we are responsible for the day-to-day management of the venture’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in the venture, we will receive fees for providing services to the venture pursuant to development and construction agreements and property management agreements. In general, we will earn development fees equal to approximately 4% of the total cost of each property developed by the venture (excluding the cost of land and financing costs), construction fees equal to approximately 5% of the construction costs of each property developed by the venture and management fees equal to approximately 3% of the gross revenues and 3% of the net operating income of operating properties held by the venture. In addition, we will receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we would be responsible for funding the amount by which actual development costs for a project pursued by the venture exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project. We amended HSRE’s right of first opportunity, originally granted with respect to HSRE I, to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested $50 million in the venture or caused the venture to decline three development opportunities in any calendar year. As of March 11, 2011, HSRE had funded approximately $7.7 million of the $50 million right of first opportunity. The terms of this venture do not prohibit us from developing a wholly owned student housing property for our own account.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

HSRE IV is currently building two new student housing properties with completion targeted for the 2011-2012 academic year. The properties, located in Denton, Texas, and Valdosta, Georgia, will contain an aggregate of approximately 1,168 beds and will have an estimated cost of approximately $46.1 million.

On March 8, 2011, our wholly owned subsidiary Campus Crest at Columbia, LLC closed a construction loan in the principal amount of approximately $17.0 million with BOKF, NA dba Bank of Oklahoma. The loan bears interest at one-month LIBOR plus 300 basis points (with a 4.50% floor), has an initial maturity of three years with a 12-month extension option, subject to certain conditions, and is interest-only for the first 24 months of the term.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2010

		Costs	Total Costs
		Capitalized		Student
	Initial	Subsequent to		Housing		Accum.	Encum-	Year	Depreciable
Student Housing Properties	Cost	Development	Land	Properties	Total	Depr.	Brances	Built	Lives(1)
	(Dollar amounts in thousands)

The Grove at Asheville	$12,604	355	51	12,908	12,959	(3,644)	(14,800)	2005	40
The Grove at Carrollton	13,294	297	1,104	12,487	13,591	(3,327)	(14,650)	2006	40
The Grove at Las Cruces	16,025	110	1,098	15,037	16,135	(3,589)	(15,140)	2006	40
The Grove at Milledgeville	14,543	171	942	13,772	14,714	(3,595)	(16,250)	2006	40
The Grove at Abilene	16,962	164	1,361	15,765	17,126	(3,154)	—	2007	40
The Grove at Ellensburg	20,827	127	1,483	19,471	20,954	(3,467)	—	2007	40
The Grove at Greeley	19,971	235	1,454	18,752	20,206	(3,224)	—	2007	40
The Grove at Jacksonville	17,567	209	892	16,884	17,776	(3,303)	—	2007	40
The Grove at Mobile — Phase I	15,823	103	98	15,828	15,926	(3,120)	—	2007	40
The Grove at Nacogdoches	19,005	139	1,589	17,555	19,144	(3,215)	—	2007	40
The Grove at Cheney	18,788	204	1,347	17,645	18,992	(2,537)	—	2008	40
The Grove at Jonesboro	17,761	107	2,156	15,712	17,868	(2,449)	—	2008	40
The Grove at Lubbock	18,229	102	1,520	16,811	18,331	(2,490)	—	2008	40
The Grove at Mobile — Phase II	16,752	99	52	16,799	16,851	(2,354)	—	2008	40
The Grove at Stephenville	17,100	54	1,250	15,904	17,154	(2,543)	—	2008	40
The Grove at Troy	18,248	185	1,433	17,000	18,433	(2,575)	—	2008	40
The Grove at Waco	17,566	101	1,094	16,573	17,667	(2,590)	—	2008	40
The Grove at Wichita	16,951	65	911	16,105	17,016	(2,518)	—	2008	40
The Grove at Wichita Falls	17,955	97	2,065	15,987	18,052	(2,459)	—	2008	40
The Grove at Murfreesboro	19,651	74	2,678	17,047	19,725	(1,184)	—	2009	40
The Grove at San Marcos	24,126	—	1,791	22,335	24,126	(126)	—	2009	40

Total-student housing properties	$369,748	2,998	26,369	346,377	372,746	(57,463)	(60,840)

(1)	The life to compute depreciation on buildings is 40 years. Furniture, fixtures, equipment and building improvements are depreciated over periods of up to 20 years.

NOTES TO SCHEDULE III

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2010

The changes in our investment in real estate and related accumulated depreciation for each of the years ended December 31, 2010, 2009 and 2008 are as follows (amounts in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Investment in real estate:
Balance, beginning of year	$347,157	326,217	182,788
Improvements and development expenditures	25,937	23,965	143,429
Disposition of properties	(71)	(3,025)	—
Other reclassifications	(277)	—	—

Balance, end of year	$372,746	347,157	326,217

Accumulated depreciation:
Balance, beginning of year	$38,999	20,794	7,752
Depreciation for the year	18,299	18,205	13,042
Disposition of properties	(21)	—	—
Other reclassifications	186	—	—

Balance, end of year	$57,463	38,999	20,794

Development in process	24,232	3,300	15,742
Investment in real estate, net	$339,515	311,458	321,165