Form 10-K/A
period 2010-12-31
Campus Crest Communities, Inc.
filed 2011-03-30
CIK 1490983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)

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

EX-23.1
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE

On March 11, 2011, Campus Crest Communities, Inc. (the “Company”) filed its annual report on Form 10-K for the fiscal year ended December 31, 2010.

This Form 10-K/A filing is made solely for the purpose of correcting the inadvertent omission of our auditor’s signature on its Report of Independent Registered Public Accounting Firm in Item 8. At the time of filing of the original 10-K, we had on-hand a manually signed and dated Report of Independent Registered Public Accounting Firm. There are no other changes to the Company’s 2010 Form 10-K.

PART II.

Item 8.  Financial Statements and Supplementary Data

The information required herein is included in Item 15 — Exhibits and Financial Statement Schedules.

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

3. Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit
Number	Description of Document

3.1	Articles of Incorporation of Campus Crest Communities, Inc.(1)
3.2	Bylaws of Campus Crest Communities, Inc.(1)
4.1	Form of Certificate for Common Stock of Campus Crest Communities, Inc.(1)
10.1	Amended and Restated Partnership Agreement of Campus Crest Communities Operating Partnership, LP.(1)
10.2	Campus Crest Communities, Inc. Amended and Restated Equity Incentive Compensation Plan.*†
10.3	Form of Restricted Stock Award Agreement.(2)*
10.4	Form of Restricted Stock Unit Award Agreement. (2)*
10.5	Form of Indemnification Agreement.(3)*
10.6	Employment Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins.(1)*
10.7	Employment Agreement by and between Campus Crest Communities, Inc. and Michael S. Hartnett.(1)*
10.8	Employment Agreement by and between Campus Crest Communities, Inc. and Earl C. Howell.(1)*
10.9	Employment Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr.(1)*
10.10	Employment Agreement by and between Campus Crest Communities, Inc. and Shannon N. King.(1)*
10.11	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins.(1)*
10.12	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Michael S. Hartnett.(1)*
10.13	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Earl C. Howell.(1)*
10.14	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr.(1)*
10.15	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Shannon N. King.(1)*
10.16	Release and Addendum to Release by and between Campus Crest Communities, Inc. and Shannon N. King.(4)*
10.17	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC, dated May 13, 2010.(1)
10.18	Amendment No. 1 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC, dated September 15, 2010.(1)
10.19	Amendment No. 2 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and MXT Capital, LLC, dated October 4, 2010.(1)
10.20	Tax Protection Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC.(3)
10.21	Registration Rights Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, MXT Capital, LLC and certain other parties thereto.(1)
10.22	Credit Agreement, by and among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto, dated as of October 19, 2010.(3)
10.23	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Carl H. Ricker, Jr., dated May 13, 2010.(1)

Exhibit
Number	Description of Document

10.24	Amendment No. 1 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and Carl H. Ricker, Jr., dated September 14, 2010.(1)
10.25	Amendment No. 2 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and Carl H. Ricker, Jr., dated October 4, 2010.(1)
10.26	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Flynn Development, LLC, dated April 22, 2010.(1)
10.27	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Mansion Ridge Investment Company, LLC, dated May 6, 2010.(1)
10.28	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Highland Park, LLC, dated May 13, 2010.(1)
10.29	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Marc Rollins, dated May 1, 2010.(1)
10.30	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and P. Andrew Walker, dated May 13, 2010.(1)
10.31	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Joe C. Brumit, II, dated April 19, 2010.(1)
10.32	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and BGY, LLC, dated April 15, 2010.(1)
10.33	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Jerry V. Sternberg, dated May 13, 2010.(1)
10.34	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Marlene Breger Joyce, dated May 13, 2010.(1)
10.35	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Steve Emtman, dated May 10, 2010.(1)
10.36	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and O.A. Keller, III, dated April 29, 2010.(1)
10.37	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and NLR-Cotton Valley Investments, LLC, dated April 19, 2010.(1)
10.38	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Horatio Alger Association Endowment Fund, dated May 4, 2010.(1)
10.39	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Keith M. Maxwell, dated May 9, 2010.(1)
10.40	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Harrison-Zahn Investments, LLC, dated April 19, 2010.(1)
10.41	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Matthew S. O’Reilly, dated May 6, 2010.(1)
10.42	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and certain other parties thereto, dated March 26, 2010.(1)
10.43	First Amendment to Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and certain other parties thereto, dated October 6, 2010.(1)
10.44	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and Thomas A. Odai dated May 13, 2010.(1)

Exhibit
Number	Description of Document

10.45	Ground Lease by and between USA Research and Technology Corporation and Campus Crest at Mobile, LLC, dated August 8, 2006.(1)
10.46	Ground Lease by and between USA Research and Technology Corporation and Campus Crest at Mobile Phase II, LLC, dated March 14, 2008.(1)
10.47	Ground Lease Agreement by and between Indian Hills Trading Company, LLC and Campus Crest Development, LLC, dated March 20, 2008.(1)
10.48	First Amendment to Ground Lease Agreement by and between Indian Hills Trading Company, LLC and Campus Crest Development, LLC, dated July 28, 2008.(1)
10.49	Assignment of Ground Lease Agreement and Purchase Option Agreement by Campus Crest Development, LLC and Campus Crest at Moscow, LLC, dated July 28, 2008.(1)
10.50	Loan Agreement between General Electric Capital Corporation and Campus Crest at Milledgeville, LLC, dated September 7, 2006.(1)
10.51	Deed to Secure Debt, Security Agreement and Fixture Filing by Campus Crest at Carrollton, LLC to Wachovia Bank, National Association, dated September 18, 2006.(1)
10.52	Deed of Trust, Security Agreement and Fixture Filing by Campus Crest at Las Cruces, LLC for the benefit of Wachovia Bank, National Association, dated September 22, 2006.(1)
10.53	Deed of Trust, Security Agreement and Fixture Filing by Campus Crest at Asheville, LLC for the benefit of Wachovia Bank, National Association, dated March 13, 2007.(1)
10.54	Loan Agreement by and among Campus Crest at Mobile, LLC, Campus Crest at Jacksonville, AL, LLC, Campus Crest at Nacogdoches, LP, Campus Crest at Abilene, LP, Campus Crest at Greeley, LLC, and Campus Crest at Ellensburg, LLC, and Silverton Bank, N.A., dated February 29, 2008.(1)
10.55	Transfer, Assignment and Assumption Agreement by and among the Federal Deposit Insurance Corporation as receiver and successor-in-interest to Silverton Bank, N.A. and Campus Crest Loan Servicing, LLC, dated March 31, 2010.(1)
10.56	Construction Loan Agreement by and among Wachovia Bank, National Association, Campus Crest Group, LLC, Campus Crest at Moscow, LLC, Campus Crest at San Angelo, LP and Campus Crest at San Marcos, LP, dated November 18, 2008.(1)
10.57	First Amendment to Construction Loan Agreement by and among Wachovia Bank, National Association, Campus Crest Group, LLC, Campus Crest at Moscow, LLC, Campus Crest at San Angelo, LP and Campus Crest at San Marcos, LP, dated June 2009.(1)
10.58	Second Amendment to Construction Loan Agreement by and among Wells Fargo Bank, N.A., Campus Crest Communities, Inc. and certain other parties thereto, dated September 14, 2010.(4)
10.59	Construction Loan Agreement by and between Campus Crest at Lawrence, LLC and Mutual of Omaha Bank, dated February 13, 2009.(1)
10.60	First Amendment to Construction Loan Agreement by and between Campus Crest at Lawrence, LLC and Mutual of Omaha Bank, dated March 19, 2009.(1)
10.61	Construction Loan Agreement by and between Amegy Mortgage Company, L.L.C. d/b/a Q-10 Amegy Mortgage Capital and Campus Crest at Huntsville, LP, dated June 12, 2009.(1)
10.62	Secured Construction Loan Agreement by and between Centennial Bank, F/K/A First State Bank and Campus Crest at Conway, LLC, dated July 2, 2009.(1)
10.63	Construction Loan Agreement by and between Campus Crest at Statesboro, LLC and The PrivateBank and Trust Company, dated November 12, 2009.(1)
10.64	Construction Loan Agreement by and between Campus Crest at Valdosta, L.L.C. and Community & Southern Bank, dated November 16, 2010.(4)
10.65	Construction Loan Agreement by and between Campus Crest at Denton, LP and Amegy Mortgage Company, L.L.C. d/b/a Q-10 Amegy Mortgage Capital, dated November 16, 2010.(4)
10.66	Construction Loan and Security Agreement by and between Campus Crest Communities, Inc., The PrivateBank and Trust Company and certain other parties thereto, dated as of November 19, 2010.(4)

Exhibit
Number	Description of Document

10.67	Amended and Restated Operating Agreement of HSRE-Campus Crest I, LLC, dated as of October 19, 2010.(3)
10.68	Operating Agreement of HRSE-Campus Crest IV, LLC, dated as of January 20, 2011.†
10.69	Form of Aircraft Lease.(1)
21.1	List of Subsidiaries of the registrant.†
23.1	Consent of KPMG LLP.
24.1	Power of Attorney.†
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensatory plan or agreement.

†	Previously filed with the registrant’s annual report on Form 10-K for the year ended December 31, 2010, filed March 11, 2011.

(1)	Previously filed as an exhibit to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed with the SEC on May 14, 2010 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 (No. 333-169958) filed with the SEC on October 15, 2010 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 21, 2010 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the SEC on November 26, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ Ted W. Rollins
Co-Chairman of the Board and
Chief Executive Officer

March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/ Ted W. Rollins Ted W. Rollins		Co-Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011

* Michael S. Hartnett		Co-Chairman of the Board, Chief Investment Officer and Director	March 30, 2011

* Donald L. Bobbitt, Jr.		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2011

* N. Anthony Coles		Director	March 30, 2011

* Richard S. Kahlbaugh		Director	March 30, 2011

* Denis McGlynn		Director	March 30, 2011

* William G. Popeo		Director	March 30, 2011

* Daniel L. Simmons		Director	March 30, 2011

* By:	/s/ Ted W. Rollins Ted W. Rollins Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS

Campus Crest Communities, Inc. and Campus Crest Communities Predecessor Consolidated and Combined Financial Statements:

Consolidated Balance Sheet of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2010 and Combined Balance Sheet of Campus Crest Communities Predecessor as of December 31, 2009	F-3
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

/s/ KPMG LLP

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