Form 10-Q
period 2011-03-31
Campus Crest Communities, Inc.
filed 2011-05-10
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2011

Common Stock, $0.01 par value per share	30,681,744 shares

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Page No.
Part I. Financial Information
Item 1. Financial Statements (unaudited)	1
Condensed Consolidated Balance Sheets of Campus Crest Communities, Inc. as of March 31, 2011 and December 31, 2010	1
Condensed Consolidated Statement of Operations of Campus Crest Communities, Inc. for the three months ended March 31, 2011 and Condensed Combined Statement of Operations of Campus Crest Communities Predecessor for the three months ended March 31, 2010	2
Condensed Consolidated Statement of Changes in Equity and Comprehensive Loss of Campus Crest Communities, Inc. for the three months ended March 31, 2011	3
Condensed Consolidated Statement of Cash Flows of Campus Crest Communities, Inc. for the three months ended March 31, 2011 and Condensed Combined Statement of Cash Flows of Campus Crest Communities Predecessor for the three months ended March 31, 2010	4
Notes to Condensed Consolidated Financial Statements of Campus Crest Communities, Inc. and Condensed Combined Financial Statements of Campus Crest Communities Predecessor	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures	35
Part II. Other Information
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. [Removed and Reserved]	36
Item 5. Other Information	36
Item 6. Exhibits	36
SIGNATURES	37
EX-10.1
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1

i

Item 1.	Financial Statements
CAMPUS CREST COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Investment in real estate, net:
Student housing properties	$373,227	372,746
Accumulated depreciation	(62,183)	(57,463)
Development in process	35,243	24,232

Investment in real estate, net	346,287	339,515
Investment in unconsolidated entities	17,147	13,751
Cash and cash equivalents	6,638	2,327
Restricted cash and investments	1,594	3,305
Student receivables, net of allowance for doubtful accounts of $728 and $431 at March 31, 2011 and December 31, 2010, respectively	646	954
Cost in excess of construction billings	10,791	1,827
Other assets	12,096	9,578

Total assets	$395,199	371,257

Liabilities and equity
Liabilities:
Mortgage and construction loans	$60,840	60,840
Lines of credit and other debt	57,000	42,500
Accounts payable and accrued expenses	29,159	14,597
Other liabilities	6,764	6,530

Total liabilities	153,763	124,467

Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 30,681,744 and 30,682,215 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	307	307
Additional paid-in capital	248,462	248,515
Accumulated deficit and distributions	(10,871)	(5,491)
Accumulated other comprehensive loss	(177)	(172)

Total Campus Crest Communities, Inc. stockholders’ equity	237,721	243,159
Noncontrolling interests	3,715	3,631

Total equity	241,436	246,790

Total liabilities and equity	$395,199	371,257

See accompanying notes to condensed consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

		Campus Crest
	Campus Crest	Communities
	Communities, Inc.	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Revenues:
Student housing rental	$13,152	12,135
Student housing services	438	562
Development, construction and management services	10,284	15,783

Total revenues	23,874	28,480
Operating expenses:
Student housing operations	6,468	6,394
Development, construction and management services	9,225	14,615
General and administrative	1,948	1,384
Ground leases	52	47
Depreciation and amortization	5,157	4,762

Total operating expenses	22,850	27,202
Equity in loss of unconsolidated entities	(295)	(80)

Operating income	729	1,198
Nonoperating income (expense):
Interest expense	(1,375)	(4,469)
Change in fair value of interest rate derivatives	196	23
Other income (expense)	(24)	33

Total nonoperating expenses	(1,203)	(4,413)

Net loss	(474)	(3,215)
Net loss attributable to noncontrolling interests	(2)	(2,112)

Net loss attributable to Campus Crest Communities, Inc. and Predecessor	$(472)	(1,103)

Net loss per share attributable to Campus Crest Communities, Inc.:
Basic and diluted	$(0.02)

Weighted-average common shared outstanding:
Basic and diluted	30,708

Distributions per common share	$(0.16)

See accompanying notes to condensed consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Total
						Campus Crest
					Accumulated	Communities,
	Number of		Additional	Accumulated	Other	Inc.
	Common	Common	Paid-In	Deficit and	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Stock	Capital	Distributions	Loss	Equity	Interests	Equity
Balance, December 31, 2010	30,682	$307	248,515	(5,491)	(172)	243,159	3,631	246,790
Distributions	—	—	—	(4,908)	—	(4,908)	(70)	(4,978)
Amortization of restricted stock awards and OP units	—	—	81	—	—	81	156	237
Costs related to initial public offering	—	—	(134)	—	—	(134)	—	(134)
Comprehensive loss:
Change in fair value of interest rate derivatives	—	—	—	—	(5)	(5)	—	(5)
Net loss	—	—	—	(472)	—	(472)	(2)	(474)

Total comprehensive loss								(479)

Balance, March 31, 2011	30,682	$307	248,462	(10,871)	(177)	237,721	3,715	241,436

See accompanying notes to condensed consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

		Campus Crest
	Campus Crest	Communities
	Communities, Inc.	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Operating activities:
Net loss	$(474)	(3,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,157	4,762
Amortization of deferred financing costs	279	137
Accretion of interest expense	—	520
Bad debt expense	319	155
Change in fair value of interest rate derivatives	(196)	(1,379)
Equity in loss of unconsolidated entities	295	80
Compensation expense related to share based payments	63	—
Changes in operating assets and liabilities:
Restricted cash and investments	1,711	(244)
Student receivables	(11)	217
Construction billings	(11,892)	(1,337)
Accounts payable and accrued expenses	6,461	1,088
Other	(130)	2,034

Net cash provided by operating activities	1,582	2,818

Investing activities:
Investments in development in process	(10,887)	(714)
Investments in student housing properties	(481)	(118)
Investments in unconsolidated entities	(1,107)	(202)
Distributions from unconsolidated entities	5,082	—
Purchase of corporate fixed assets	(4)	(3)

Net cash used in investing activities	(7,397)	(1,037)

Financing activities:
Payment of offering costs	(134)	—
Proceeds from construction loans	—	498
Proceeds from lines of credit and other debt	14,500	2,290
Principal payments on construction loans	—	(113)
Debt issuance costs	(285)	—
Contributions from owner of Predecessor	—	220
Contributions from noncontrolling interests of Predecessor	—	87
Distributions to owner of Predecessor	—	(775)
Distributions to noncontrolling interests of Predecessor	—	(907)
Distributions to stockholders	(3,900)	—
Distributions to noncontrolling interests	(55)	—

Net cash provided by financing activities	10,126	1,300

Net change in cash and cash equivalents	4,311	3,081
Cash and cash equivalents at beginning of period	2,327	2,902

Cash and cash equivalents at end of period	$6,638	5,983

Supplemental disclosure of cash flow information:
Interest paid	$1,462	4,200
Non-cash investing and financing activity:
Declaration of distributions to stockholders	$4,908	—
Declaration of distributions to noncontrolling interests	$70	—
Change in payables related to capital expenditures	$7,078	(502)
Accrued costs related to investments in uncombined entities	$—	(225)
Contribution of development in process to unconsolidated entity	$7,666	—
See accompanying notes to condensed consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
1. Organization and Description of Business
          Campus Crest Communities, Inc. (along with its subsidiaries, the “Company,” “we,” “us” or “our”) is engaged in the business of developing, constructing, owning and managing high-quality, purpose-built student housing properties in the United States. The Company was incorporated in the State of Maryland on March 1, 2010. Campus Crest Communities Predecessor (the “Predecessor”) is not a legal entity, but rather a combination of certain vertically integrated operating companies under common ownership. The Predecessor reflects the historical combination of all facets of the vertically integrated business operations of the student housing related entities of the Company prior to its ownership of these entities.
          On October 19, 2010, the Company completed an initial public offering (the “Offering”) of 28,333,333 shares of its common stock. On November 18, 2010, underwriters of the Offering closed on their option to purchase an additional 2,250,000 shares of common stock to cover the overallotment option granted by the Company to its underwriters. Total Offering-related proceeds to the Company as a result of both of these transactions totaled $382.3 million. Total Offering-related expenses were approximately $31.9 million and consisted of the underwriting discount and other expenses payable by the Company.
          As a result of the Offering and certain formation transactions entered into in connection therewith (the “Formation Transactions”), the Company currently owns the sole general partner interest and limited partner interests in Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”). As part of the Formation Transactions, the owner of the Predecessor and certain third-party investors were granted limited partnership interests in the Operating Partnership (“OP units”). The exchange of entities or interests therein for OP units was accounted for as a reorganization of entities under common control. As a result, the Company’s assets and liabilities are reflected at their historical cost basis.
          The Company elected and qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010. As a REIT, the Company generally is not subject to U.S. federal income tax on taxable income that it distributes currently to its stockholders.
          The following tables illustrate the number of properties in which the Company has interests, both operating and under construction, at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Properties	Properties	Effective ownership
	in operation	under construction	percentage
Consolidated entities	21	4	100%
Unconsolidated entities (1)	6	2	20 — 49.9%

Total	27	6

	December 31, 2010
	Properties	Properties	Effective ownership
	in operation	under construction	percentage
Consolidated entities (1)	21	6	100%
Unconsolidated entities	6	—	49.9%

Total	27	6

(1)	Subsequent to December 31, 2010, two properties were contributed to an unconsolidated entity.

2. Summary of Significant Accounting Policies
Basis of Presentation
          The accompanying unaudited condensed consolidated and combined financial statements of the Company and the Predecessor, respectively, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and instructions to Form 10-Q. They do not include all the information and footnotes required by U. S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the condensed consolidated and combined financial statements for these interim periods have been included.
          The condensed consolidated financial statements of the Company include the financial position, results of operations and cash flows of the Company, the Operating Partnership and subsidiaries of the Operating Partnership. Third-party equity interests in the Operating Partnership are reflected as noncontrolling interests in the condensed consolidated financial statements. The condensed combined financial statements of the Predecessor reflect the Predecessor and its subsidiaries, including ventures in which the Predecessor had a controlling interest. Interests in combined entities held by an entity other than the Predecessor are reflected as noncontrolling interests in the condensed combined financial statements. The Company and Predecessor also have ownership interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.
          The Company, which was incorporated on March 1, 2010, had no operations for the period from its formation through October 18, 2010, as its primary purpose upon formation was to facilitate completion of the Offering and, upon completion, continue the operations of the Predecessor. Since the Predecessor’s combined results of operations reflect the operations of the Company prior to its ownership of the entities which conduct these operations, the Predecessor’s condensed combined results of operations have been prepared and presented for the three months ended March 31, 2010.
          The unaudited interim condensed consolidated and combined financial statements should be read in conjunction with the Company’s and the Predecessor’s audited consolidated and combined financial statements, respectively, and accompanying notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or the full year.
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

          The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction. Additionally, the Company capitalizes certain internal costs related to the development and construction of its student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.4 million and $0.1 million was capitalized during the three months ended March 31, 2011 and 2010, respectively.
          Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the consolidated and combined statements of operations. As of March 31, 2011 and December 31, 2010, we deferred approximately $1.5 million and $0.9 million, respectively, in pre-development costs related to development projects that have not yet been acquired or for which construction has not commenced. Such costs are included in development in process on the accompanying condensed consolidated balance sheets. Also included in development in process on the accompanying condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 are approximately $33.7 million and $23.3 million, respectively, of costs related to projects for which construction is in process or land has been acquired.
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
Property Acquisitions
          The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values. Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence, and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. Amortization expense was approximately $0.4 million and $0 for the three months ended March 31, 2011 and 2010, respectively. The amortization of in-place leases is included in depreciation and amortization expense in the accompanying condensed consolidated statement of operations. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals.
Deferred Financing Costs
          We defer costs incurred in obtaining financing and amortize the costs over the terms of the related loans using the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of amortization, are included in other assets on the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs approximated $0.3 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.
Noncontrolling Interests
          Noncontrolling interests represent the portion of equity in the Company’s consolidated subsidiaries which are not attributable to our stockholders. Accordingly, noncontrolling interests are reported as a component of equity in the accompanying condensed consolidated balance sheets but separate from stockholders’ equity. On the condensed consolidated and combined statements of operations, operating results are reported at their consolidated and combined amounts, including both the amount attributable to us and to noncontrolling interests. See note 5.
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
          For entities where we are the general partner (or the equivalent) but do not control the real estate venture, as the other partners (or the equivalent) hold substantive participating rights, we use the equity method of accounting. For entities where we are a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate we control the entity, we consolidate the entity; otherwise, we record our investment using the equity method of accounting.
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
Student Housing Revenue
          Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. We recognize revenues on a straight-line basis over the term of the lease contracts. Generally, each executed contract is required to be accompanied by a signed parental guaranty. Amounts received in advance of the occupancy period are recorded as deferred revenues and included in other liabilities on the accompanying condensed consolidated balance sheets. Service revenue is recognized when earned.

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
          All derivative instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as accumulated other comprehensive income (loss), depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current period earnings as a component of the change in fair value of interest rate derivatives line item on the accompanying condensed consolidated and combined statements of operations. Also included within this line item are any required monthly settlements on interest rate swaps, as well as all cash settlements paid. The Company’s counterparties are major financial institutions.
Fair Value of Financial Instruments
          Financial instruments consist primarily of cash, cash equivalents, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction notes payable and lines of credit. The carrying value of cash, cash equivalents, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair values of mortgages and construction notes payable are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction notes payable. The fair values of mortgages and construction notes payable are disclosed in note 9.
          The estimated fair values of interest rate caps and swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities and the creditworthiness of the swap counterparties.
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
          Level 3—Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the asset or liability.
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
          Interest rate caps and interest rate swaps measured at fair value at March 31, 2011 and December 31, 2010 are as follows (amounts in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable Inputs	Unobservable	Balance at
	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	End of Period
Other assets:
March 31, 2011 — Interest rate caps	$—	99	—	99
December 31, 2010 — Interest rate caps	$—	103	—	103

Other liabilities:
March 31, 2011 — Interest rate swaps	$—	(257)	—	(257)
December 31, 2010 — Interest rate swaps	$—	(452)	—	(452)
Commitments and Contingencies
          Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Income Taxes
          The Company elected to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code commencing with the Company’s taxable year ended on December 31, 2010. The Company’s qualification as a REIT depends upon its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of the Company’s gross income, the composition and values of its assets, its distribution levels and the diversity of ownership of its stock. The Company believes that it is organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that the Company’s intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT.
          As a REIT, the Company generally will not be subject to U.S. federal and state income tax on taxable income that it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income tax at regular corporate rates and generally will be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Accordingly, our failure to qualify as a REIT could materially and adversely affect us, including our ability to make distributions to our stockholders in the future. Even if the Company qualifies as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property and the income of our taxable REIT subsidiaries will be subject to taxation at normal corporate rates.
          The Company wholly owns four taxable REIT subsidiary (“TRS”) entities that manage the Company’s non-REIT activities and each is subject to federal, state and local income and franchise taxes. For the three months ended March 31, 2011, we recorded a federal and state income tax provision related to our TRS subsidiaries of approximately $123,000.
          The combined entities of the Predecessor are all limited liability companies or limited partnerships and elected to be taxed as partnerships for federal income tax purposes. As a result, no provision for income taxes has been recorded in the accompanying condensed combined financial statements of the Predecessor as all income and losses of the Predecessor are allocated to the owners for inclusion in their respective tax returns.
Comprehensive Loss
          Comprehensive loss includes net loss and other comprehensive income (loss), which consists of unrealized gains (losses) on derivative instruments. Comprehensive loss is presented in the accompanying condensed consolidated statement of changes in equity and comprehensive loss, and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity and comprehensive loss.
Share-Based Compensation
          The Company awards restricted stock and restricted OP unit awards that vest in equal annual installments over either a three or five year period. A restricted stock or OP unit award is an award of the Company’s common stock or OP units that are subject to restrictions on transferability and other restrictions determined by the Company’s compensation committee at the date of grant. A grant date is established for a restricted stock award or restricted OP unit award upon approval from the Company’s compensation committee and board of directors. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the Company’s compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares or OP units has all the rights of a stockholder or OP unit holder as to these shares or units, including the right to vote the shares and the right to receive dividends or distributions on the shares or units. The fair value of the award is determined based on the market value of the Company’s common stock on the grant date and is recognized on a straight-line basis over the applicable vesting period for the entire award with cost recognized at the end of any period being at least equal to the shares that were then vested. During the three months ended March 31, 2011, approximately $0.3 million of compensation cost was recognized in the accompanying condensed consolidated financial statements related to the vesting of restricted stock and restricted OP units. See note 10.

Recent Accounting Pronouncements
          In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance requiring additional disclosure related to the credit quality of certain receivables and the allowance for losses. It is effective for our annual reporting period ending December 31, 2011. We are currently evaluating what impact, if any, its adoption will have on our consolidated financial statements.
          In January 2010, the FASB issued new accounting guidance requiring additional disclosure related to the fair value of financial instruments. Transfers between the three levels within the fair value hierarchy, as well as changes in an entity’s Level 3 fair value instruments, require additional disclosure. This guidance was effective for us beginning on January 1, 2011. The adoption did not have a material impact on our consolidated financial statements.
3. Earnings per Share
          Basic earnings per share is computed by dividing net loss attributable to the Company’s stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. All unvested share based payment awards are included in the computation of basic earnings per share. Diluted earnings per share reflect common shares issuable from the assumed conversion of OP units and restricted OP units and other potentially dilutive securities.
          A reconciliation of the numerators and denominators for basic and diluted earnings per share computations is not required as the Company reported a net loss for the three months ended March 31, 2011, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share. Therefore, the computation of both basic and diluted earnings per share is the same. For the three months ended March 31, 2011, 435,593 OP units and restricted OP units were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.
4. Student Housing Properties
          Student housing properties, net, consisted of the following (amounts in thousands):

	March 31,	December 31,
	2011	2010
Land	$26,369	26,369
Buildings and improvements	304,648	304,447
Furniture, fixtures and equipment	42,210	41,930

	373,227	372,746
Accumulated depreciation	(62,183)	(57,463)

	$311,044	315,283

5. Noncontrolling Interests
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
          The holders of OP Units have the right to require the Operating Partnership to redeem part or all of the OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. However, the Company may, in its sole discretion, elect to redeem the OP Units in exchange for common stock. Based on this assessment, which includes the evaluation of terms in the agreements related to redemption provisions, the Company has classified these as noncontrolling interests as a component of permanent equity on the accompanying condensed consolidated balance sheets. The share of net loss allocated to these OP units is reported on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2011 as net loss attributable to noncontrolling interests. For the three months ended March 31, 2011, no OP units were redeemed.
Predecessor Noncontrolling Interests — Third-Party Venture Partners
     Prior to completion of the Offering, the Predecessor combined real estate ventures which wholly owned 20 operating student housing properties. Each of these real estate ventures had third-party partners other than the Predecessor or its affiliates. The third-party owners’ share of the income or loss of the entities is reported on the accompanying March 31, 2010 condensed combined statement of operations as net loss attributable to noncontrolling interests.
6. Property Acquisition
          On October 19, 2010, we acquired from Harrison Street Real Estate, a real estate private equity firm (“HSRE”), the remaining interest in Campus Crest at San Marcos, LLC, which owns The Grove at San Marcos. Prior to this transaction, The Grove at San Marcos was wholly owned by a real estate venture, HSRE-Campus Crest I, LLC, in which the Company and HSRE are members and had 10% and 90% member interests, respectively (see note 8). Prior to the acquisition of this interest, the Company accounted for its ownership interest in The Grove at San Marcos under the equity method of accounting. Subsequent to its acquisition of this interest, the Company consolidated the results of operations of The Grove at San Marcos. In connection with the accounting for its purchase of the remaining interest in the property, the Company recorded a gain of approximately $0.6 million during the period from October 19, 2010 through December 31, 2010 related to the remeasurement of its previously held equity interest in The Grove at San Marcos at the acquisition date.
7. Sales of Interests in Properties and Real Estate Ventures
          In November 2009, we sold 90% of our interest in The Grove at Milledgeville to an affiliate of HSRE. We received proceeds from the sale of approximately $3.9 million. Concurrent with the Offering and Formation Transactions, the Company repurchased the 90% interest in The Grove at Milledgeville, with the result that the Company owned 100% of The Grove at Milledgeville on October 19, 2010. Because of our continuing involvement in this asset and because this transaction had financing elements, we did not record this transaction as a sale for financial reporting purposes. The proceeds were recorded as a loan and the Predecessor continued to combine the balance sheet and results of operations of Campus Crest at Milledgeville, LLC, the entity which owns the property, through October 18, 2010. The difference between the sale proceeds and contracted repurchase price was accreted and recorded as interest expense in the Predecessor’s combined statement of operations. For the three months ended March 31, 2010, interest expense related to this transaction totaled approximately $0.5 million.
          In March 2010, we sold 99% of our interest in HSRE-Campus Crest I, LLC, which represented a 9.9% interest in the underlying venture, to an affiliate of HSRE. Total proceeds received were approximately $2.25 million. Concurrent with the Offering and Formation Transactions, the Company repurchased the 9.9% interest in HSRE-Campus Crest I, LLC. As a result, the transaction was accounted for as a financing. The difference between the proceeds received and the contracted repurchase amount was accreted and recorded as interest expense in the Predecessor’s combined statement of operations. For the three months ended March 31, 2010, interest expense related to this transaction totaled approximately $0.1 million.
          In September 2010, we sold 99.9% of our interest in The Grove at Carrollton to an affiliate of HSRE. We received proceeds from the sale of approximately $0.8 million. Concurrent with the Offering and Formation Transactions, the Company repurchased the 99.9% interest in The Grove at Carrollton, with the result that the Company owned 100% of The Grove at Carrollton on October 19, 2010. Because of our continuing involvement in this asset and because the transaction had financing elements, we did not record this transaction as a sale for financial reporting purposes. The proceeds were recorded as a loan and the Predecessor continued to combine the balance sheet and results of operations of Campus Crest at Carrollton, LLC, the entity which owns the property, through October 18, 2010. The difference between the sale proceeds and contracted repurchase price was accreted and recorded as an interest expense in the Predecessor’s combined statement of operations.
8. Investment in Unconsolidated Entities
          We have investments in two real estate venture entities with HSRE. The first real estate venture, HSRE-Campus Crest I, LLC (“HSRE I”), is not consolidated by the Company. At March 31, 2011 and December 31, 2010, this entity, in which our investment is accounted for under the equity method, owned six student housing properties. Three of these properties, The Grove at Lawrence, The Grove at Moscow and The Grove at San Angelo, opened in 2009. The remaining three properties, The Grove at Huntsville, The Grove at Conway and The Grove at Statesboro opened in 2010. We held a 49.9% noncontrolling interest in this unconsolidated entity at March 31, 2011 and December 31, 2010. Prior to the Offering and Formation Transactions, we held a 10% noncontrolling interest in this venture. As discussed in note 6, also prior to the Offering, the HSRE I venture owned an additional student housing property, The Grove at San Marcos. The Company acquired the remaining ownership interest in this property, which opened in 2009, concurrent with the Offering and Formation Transactions.
          The second real estate venture, HSRE-Campus Crest IV, LLC (“HSRE IV”), was entered into on January 20, 2011. HSRE will contribute up to $50 million to the venture, which will develop and operate additional purpose-built student housing properties. The Company’s investment in this real estate venture is accounted for under the equity method. We own a 20% noncontrolling interest in this unconsolidated entity at March 31, 2011. HSRE IV is currently constructing two new student housing properties with completion targeted for the 2011-2012 academic year, The Grove at Denton and The Grove at Valdosta. The Company made contributions to HSRE IV, net of cash received, of approximately $2.6 million during the three months ended March 31, 2011, consisting of cash and assigned interests in Campus Crest at Denton, LP and Campus Crest at Valdosta, LLC.
          We recorded equity in loss from these ventures for the three months ended March 31, 2011 and 2010 of approximately $(0.3) million and $(0.1) million, respectively. In addition to acting as the operating member for these ventures, the Company and its Predecessor are entitled to receive fees for providing development and construction services (as applicable) and management services to the ventures. The Company earned approximately $10.3 million and $15.8 million in fees for the three months ended March 31, 2011 and 2010, respectively, for services provided to the ventures. The development, construction and management service fees from these unconsolidated entities are reflected in Development, Construction and Management Services in the accompanying condensed consolidated and combined statements of operations.
          The Company is a guarantor of the construction debt of these ventures, which totaled approximately $85.8 million and $83.2 million at March 31, 2011 and December 31, 2010, respectively.
          Condensed combined financial information for these unconsolidated entities as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010 are as follows (amounts in thousands):

Balance Sheets

		December 31,
	March 31, 2011	2010
Assets:
Student housing properties, net	$111,170	112,224
Development in process	23,547	—
Other assets	8,971	5,444

Total assets	$143,688	117,668

Liabilities and owner’s equity:
Construction debt	$85,787	83,222
Other liabilities	16,539	5,117
Owner’s equity	41,362	29,329

Total liabilities and owner’s equity	$143,688	117,668

Share of historical owner’s equity	$14,235	12,479

Preferred investment (1, 2)	5,839	4,781
Net difference in carrying value of investment versus net book value of underlying net assets (3)	(2,927)	(3,509)

Carrying value of investment in unconsolidated entities	$17,147	13,751

(1)	As of March 31, 2011, the Company has a Class B member interest in The Grove at Valdosta of approximately $1.1 million. This preferred interest entitles the Company to a 9.0% return on its investment but otherwise does not change the Company’s effective 20% ownership interest in this entity.

(2)	As of March 31, 2011 and December 31, 2010, the Company has a Class B member interest in both The Grove at San Angelo and The Grove at Moscow of approximately $2.3 million and $2.5 million, respectively. These preferred interests entitle the Company to a 9.0% return on its investment but otherwise do not change the Company’s effective 49.9% ownership interest in these entities.

(3)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the ventures’ basis in those interests, the capitalization of additional investment in the unconsolidated entities, and the elimination of service related revenue to the extent of our percentage ownership.
Statements of Operations

	Three Months Ended
	March 31,
	2011	2010
Revenues	$3,741	2,020
Expenses:
Operating expenses	1,982	1,303
Interest expense	1,479	962
Depreciation and amortization	1,123	795

Total expenses	4,584	3,060

Net loss	$(843)	(1,040)

Company’s and Predecessor’s share of net loss (1)	$(295)	(80)

(1)	Amount differs from net loss multiplied by the Company’s ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level.
9. Debt
          A detail of our mortgage loans, lines of credit, and other debt is presented below (amounts in thousands):

	March 31,	December
	2011	31, 2010
Fixed-rate mortgage loans	$60,840	60,840
Lines of credit and other debt	57,000	42,500

	$117,840	103,340

During the three months ended March 31, 2011 and 2010, the following transactions occurred (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$103,340	343,172
Additions:
Draws on lines of credit	14,500	40
Draws under construction loans	—	498
Proceeds from related party loan (1)	—	2,250
Accretion of interest expense (1)	—	520
Deductions:
Payments on construction loans	—	(113)

Balance at end of period	$117,840	346,367

(1)	Relates to sale of 90% of our interest in Campus Crest at Milledgeville, LLC, and sale of 99% of our interest in HSRE I. See note 7.
          The estimated fair value of our fixed rate mortgage loans at March 31, 2011 and December 31, 2010 was approximately $62.1 million and approximately $62.9 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based repricing of the underlying variable rate index.
          Mortgage loans are collateralized by properties and their related revenue streams. Mortgage loans at March 31, 2011 and December 31, 2010 consisted of the following (dollar amounts in thousands):

	Principal	Principal
	Outstanding at	Outstanding at	Fixed Interest	Maturity
	March 31, 2011	December 31, 2010	Rate	Date	Amortization
The Grove at Asheville	$14,800	14,800	5.77%	4/11/2017	30 years
The Grove at Carrollton	14,650	14,650	6.13%	10/11/2016	30 years
The Grove at Las Cruces	15,140	15,140	6.13%	10/11/2016	30 years
The Grove at Milledgeville	16,250	16,250	6.12%	10/1/2016	30 years

Total	$60,840	60,840

Mortgage Loans
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
          During the three months ended March 31, 2010, the Predecessor was party to an additional mortgage loan which was outstanding. This loan had a principal amount of approximately $104.0 million, was secured by six properties, had a fixed interest rate of 6.40% and had interest only payments with a balloon maturity date of February 28, 2013. This mortgage loan was repaid in full on October 19, 2010, upon completion of the Offering.

Construction Loans
          On March 4, 2011, Campus Crest at Columbia, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with BOKF, NA (d/b/a Bank of Oklahoma), pursuant to which Bank of Oklahoma agreed to extend Campus Crest at Columbia, LLC a construction loan in the principal amount of approximately $17.0 million. The construction loan will be used to finance the development of a student housing property in Columbia, Missouri. The construction loan matures on March 4, 2014, but can be extended until March 4, 2015, subject to certain conditions. The interest rate on the construction loan is the greater of (i) LIBOR plus 3.0%, or (ii) 4.5%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At March 31, 2011, no amounts were outstanding under this loan.
          On November 19, 2010, the Company entered into a construction loan with The PrivateBank and Trust Company of approximately $52.8 million. The construction loan will be used to finance the development of student housing properties in each of Ames, Iowa, Clarksville, Tennessee, Fort Collins, Colorado and Fort Wayne, Indiana. The construction loan initially matures on November 19, 2013, but can be extended until November 19, 2014, subject to certain conditions. The interest rate is LIBOR plus 4.75% and the construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At March 31, 2011 and December 31, 2010, no amounts were outstanding under this loan.
          During the three months ended March 31, 2010, the Predecessor was a party to two construction loans which were outstanding. The first construction loan had an outstanding principal amount of approximately $148.9 million, was secured by nine properties, had an interest rate of interest LIBOR plus 1.80% (when taken together with an interest rate swap, fixed the loan’s rate at 6.0%) and had interest only payments with a balloon maturity date of October 31, 2010. The second construction loan had an outstanding principal amount of approximately $15.8 million, was secured by one property, had an interest rate equal to the greater of LIBOR plus 3.0% or 5.5% and had a maturity date of October 31, 2010. Both construction loans were repaid in full on October 19, 2010 upon completion of the Offering.
Lines of Credit and Other Debt
          On October 19, 2010, the Company closed a credit agreement (our “revolving credit facility”) with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility. This facility is secured by 12 of our wholly owned properties. As of March 31, 2011 and December 31, 2010, approximately $57.0 million and $42.5 million was outstanding under our revolving credit facility, respectively. At March 31, 2011, the Company had approximately $38.2 million of borrowing capacity under this facility. Borrowings under our revolving credit facility were used to repay indebtedness which existed prior to the Offering or were used to finance our required equity contribution for projects expected to be built and open for the 2011-2012 academic year or future academic years.
          The amount available for us to borrow under this credit facility is based on a percentage of the appraisal value of our properties that form the borrowing base of the facility. We intend to pursue alternative, longer-term financing for some or all of the properties, which, prior to the completion of the Offering, secured our $104.0 million mortgage loan since they were released from the lien of that mortgage upon its repayment in full in connection with the Offering. For eligible properties, this may include debt financing provided by Freddie Mac or Fannie Mae.
          Our revolving credit facility has an accordion feature that allows us to request an increase in the total commitments of an additional $75 million up to a total commitment of $200 million. Amounts outstanding under our revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 2.75% to 3.50% for Eurodollar Rate based borrowings and from 1.75% to 2.50% for Base Rate based borrowings.
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
          Under our revolving credit facility, for any three month period ending on or after December 31, 2011, our distributions may not exceed the greater of (i) 90.0% of our Funds From Operations (“FFO”) or (ii) the amount required for us to qualify and maintain our status as a REIT. For the three month period ending September 30, 2011, our distributions may not exceed the greater of (i) 95.0% of our Funds From Operations (“FFO”) or (ii) the amount required for us to qualify and maintain our status as a REIT. For any three month period in 2011 ending on or prior to June 30, 2011, our distributions may not exceed the greater of (i) 100.0% of our FFO or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).
          We and certain of our subsidiaries guarantee the obligations under our revolving credit facility and we and certain of our subsidiaries have pledged specified assets (including real property), stock and other interests as collateral for our revolving credit facility obligations. At March 31, 2011 and December 31, 2010, we were in compliance with the above financial covenants with respect to our revolving credit facility.
10. Incentive Plans
          The Company has adopted the 2010 Equity Incentive Compensation Plan (the “Plan”). The Plan permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors of the Company. The aggregate number of awards approved under the Plan is 2,500,000. As of March 31, 2011 and December 31, 2010, 2,003,178 shares and 2,002,236 shares, respectively, were available for issuance under the plan.
Restricted Stock Awards
          Awards to executive officers and employees of the Company vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors of the Company vest over a five year period and are subject to restriction based upon continued service on the Board of Directors of the Company.
          At March 31, 2011, unearned compensation totaled approximately $1.0 million, and will be recorded as expense over the applicable vesting period of three to five years. During the three months ended March 31, 2011, stock compensation expense of approximately $0.1 million was recognized as general and administrative expense in the accompanying condensed consolidated financial statements.
Restricted OP Units
          At March 31, 2011, unearned compensation totaled approximately $1.6 million, and will be recorded over the applicable vesting period of three years. During the three months ended March 31, 2011, approximately $0.2 million of compensation cost was recognized in the accompanying condensed consolidated financial statements relating to the vesting of restricted OP units.
          A summary of incentive plan activity as of and for the three months ended March 31, 2011 is as follows (in thousands, except per share data):

		Number of		Weighted
	Number of	Restricted		Average
	Restricted OP	Common		Grant Date
	Units	Shares	Total	Fair Value
Balances at December 31, 2010	150,000	98,882	248,882	$12.50
Granted	—	942	942	12.50
Forfeited	—	(1,413)	(1,413)	12.50

Balances at March 31, 2011	150,000	98,411	248,411	$12.50

11. Derivative Instruments and Hedging Activities
          We use, and expect to continue to use, significant variable rate debt to finance our construction of student housing properties. These debt obligations expose us to variability in cash flows due to fluctuations in interest rates. Management enters into derivative contracts to limit variability for a portion of our interest payments and to manage exposure to interest rate risk. We use derivative financial instruments, specifically interest rate caps and interest rate swaps, for non-trading purposes.
          As of March 31, 2011 and December 31, 2010, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying condensed consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.
          The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. We consider such nonperformance risk insignificant to the overall determination of fair value.
          The following table is a summary of the terms, estimated fair values and classification on the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 of the interest rate derivative contracts we were a party to at March 31, 2011 and December 31, 2010 (dollar amounts in thousands):

						Estimated	Estimated
Interest Rate						Fair Value at	Fair Value at
Derivative				Fixed	Maturity	March 31,	December 31,
Instrument	Hedged Item	Notional Amount		Interest Rate	Date	2011	2010
Cap (1)	30-day LIBOR	$44,000		2.50%	January 2011	$ N/A	—
Cap (1)	30-day LIBOR	$3,126	(3)	1.25%	April 2013	99	103
Swap (1)	30-day LIBOR	$3,126	(3)	1.39%	April 2013	(116)	(115)
Swap (2)	30-day LIBOR	$25,488		3.44%	May 2011	(141)	(337)

						$(158)	(349)

(1)	Designated as a cash flow hedge.

(2)	Not designated as a hedging instrument.

(3)	Notional amount increases to $18,701 over the life of the derivative contract.
          The table below reflects the effect of interest rate derivative instruments on the condensed consolidated and combined statements of operations for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Location of Gain (Loss)
	Recognized on Statements of	Three Months Ended March 31,
Derivatives not Designated as Hedging Instruments	Operations	2011	2010
Swaps (receive float/pay fixed):
Monthly net settlements-cash settled	Change in fair value of interest rate derivatives	$—	(1,356)
Mark to market adjustments-non-cash	Change in fair value of interest rate derivatives	196	1,379

Total effect of derivative instruments on the consolidated and combined statements of operations		$196	23
          For the three months ended March 31, 2011, approximately $(5) thousand was recognized in other comprehensive loss related to the effective portion of the change in fair value of interest rate derivatives designated as cash flow hedges.
12. Segments
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
          The following tables set forth our segment information as of and for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Student Housing Operations:
Revenues from external customers	$13,590	12,697
Operating expenses	11,733	11,628

Operating income	1,857	1,069
Nonoperating expenses	(900)	(3,821)

Net income (loss)	957	(2,752)
Net income (loss) attributable to noncontrolling interests	10	(2,112)

Net income (loss) attributable to stockholders and owner	$947	(640)

Depreciation and amortization	$5,097	4,688

Total segment assets at end of period	$372,130

Development, Construction and Management Services:
Revenues from external customers	$10,284	15,783
Intersegment revenues	16,567	2,276

Total revenues	26,851	18,059
Operating expenses	25,340	16,275

Operating income	1,511	1,784
Nonoperating expenses	(12)	(21)

Net income	1,499	1,763
Net income attributable to noncontrolling interests	15	—

Net income attributable to stockholders and owner	$1,484	1,763

Depreciation and amortization	$24	23

Total segment assets at end of period	$22,076

Reconciliations:
Total segment revenues	$40,441	30,756
Elimination of intersegment revenues	(16,567)	(2,276)

Total consolidated and combined revenues	$23,874	28,480

Segment operating income	$3,368	2,853
Interest expense	(1,375)	(4,469)
Change in fair value of interest rate derivatives	196	23
Net unallocated expenses and eliminations	(2,344)	(1,575)
Equity in loss of unconsolidated entities	(295)	(80)
Other income (expense)	(24)	33

Net loss	$(474)	(3,215)

Total segment assets	$394,206
Unallocated corporate assets and eliminations	993

Total assets	$395,199

13. Commitments and Contingencies
Commitments
          In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At March 31, 2011, management does not anticipate any material deviations from schedule or budget related to development projects currently in progress.
          In the ordinary course of business, certain liens related to the construction of student housing real estate property may be attached to the assets of the Company by contractors or suppliers. We are responsible as the general contractor for resolving these liens. There can be no assurance that we will not be required to pay amounts greater than currently recorded liabilities to settle these claims.
Contingencies
          In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company. We are not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us or our properties or subsidiaries, other than routine litigation arising in the ordinary course of business.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          As used herein, references to the Company, “we,” “us” and “our” with respect to the period before consummation of the initial public offering of Campus Crest Communities, Inc. on October 19, 2010, refer to the business of Campus Crest Communities, Inc.’s predecessor entities through which Campus Crest Group, LLC carried out the development, construction, ownership and management of the properties that Campus Crest Communities, Inc. acquired upon completion of our Offering and the Formation Transactions.
Forward-looking Statements
          This report contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect us include but are not limited to:
•	the factors discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, including those set forth under Risk Factors in Item 1A;

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or otherwise;

•	the operating performance of our properties;

•	the success of our development and construction activities;

•	changes on the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	the availability of and our ability to attract and retain qualified personnel;

•	changes in our business and growth strategies and in our ability to consummate additional joint venture transactions;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing, including financing for development and construction activities;

•	the availability of attractive development and/or acquisition opportunities in properties that satisfy our investment criteria, including our ability to identify and consummate successful property developments and property acquisitions;

•	the credit quality of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts (“REITs”); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.
          When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The matters summarized in this report could cause our actual results and performance to differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.
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
          We were formed as a Maryland corporation on March 1, 2010 and Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”), of which we, through our wholly owned subsidiary, Campus Crest Communities GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on March 4, 2010. Through October 18, 2010, we had a single stockholder. We completed the Offering on October 19, 2010. Upon completion of the Offering and our Formation Transactions, we owned a 98.5% limited partnership interest in the Operating Partnership.
          As of March 31, 2011, we owned interests in 27 student housing properties containing approximately 5,048 apartment units and 13,580 beds. All of our properties are recently built, with an average age of approximately 2.8 years as of March 31, 2011. Twenty-one of our properties, containing approximately 3,920 apartment units and

10,528 beds, are wholly owned and six properties, containing approximately 1,128 apartment units and 3,052 beds, are owned through a joint venture with Harrison Street Real Estate (“HSRE”), in which we own a 49.9% interest. We recently completed construction of three joint venture properties, which commenced operations in August 2010. All of our communities contain modern apartment units with many resort-style amenities.
          We derive substantially all of our revenue from student housing rental, student housing services, construction and development services and management services. As of March 31, 2011, the average occupancy for our 27 properties was approximately 89%. The average monthly total revenue (including rental and service revenue) per occupied bed (“RevPOB”) was approximately $476 for the three months ended March 31, 2011. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.
          We intend to pay regular quarterly distributions to our common stockholders in amounts that meet or exceed the requirements for our qualification as a REIT. Although we currently anticipate making distributions to our common stockholders in cash to the extent cash is available for such purpose, we may, in the sole discretion of our board of directors, make a distribution of capital or of assets or a taxable distribution of our stock (as part of a distribution in which stockholders may elect to receive stock or, subject to a limit measured as a percentage of the total distribution, cash). On April 20, 2011, we paid a dividend for the first quarter of 2011 of $0.16 per share of common stock to our stockholders of record as of April 11, 2011.
Our Business Segments
          Management evaluates operating performance through the analysis of results of operations of two distinct business segments: (i) student housing operations, and (ii) development, construction and management services. Management evaluates each segment’s performance by net operating income, which we define as operating income before depreciation and amortization. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies note (note 2) to our unaudited condensed consolidated and combined financial statements. Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.
Student Housing Operations
          Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was consolidated by the Predecessor and four additional properties that are owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that are owned by a real estate venture in which we have a noncontrolling interest. Concurrent with the Offering and Formation Transactions in October 2010, we purchased the remaining interest in one of the properties owned by this real estate venture. Due to the continuous opening of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and “same-store” operations, which we believe provides a more meaningful indicator of comparative historical performance.
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

Alternatively, when performing these services for unconsolidated joint ventures, we recognize construction revenues based on the costs that have been contractually agreed to with the joint venture for the construction of the property and expenses based on the actual costs incurred. Construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs, as adjusted to eliminate our proportionate ownership of each entity. Actual construction costs are expensed as incurred and are likewise adjusted to eliminate our proportionate ownership of each entity. Operating income generated by our development and construction activities generally reflects the development fee and construction fee income that is realized by providing these services to unconsolidated real estate ventures (i.e., the “spread” between the contractual cost of construction and the actual cost of construction).
          Management Services. In addition to our wholly owned properties, all of which are managed by us, we also provide management services to unconsolidated real estate ventures in which we have an ownership interest. We recognize management fees from these entities as earned in accordance with the property management agreement with these entities, as adjusted to eliminate our proportionate ownership of each entity.
Our Relationship With HSRE
          At March 31, 2011, we were party to two joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. We have developed seven properties in partnership with HSRE with total aggregate cost of approximately $130.4 million.
          HSRE I. HSRE-Campus Crest I, LLC (“HSRE I”) indirectly owns 100% interests in the following six properties at March 31, 2011: The Grove at Conway, The Grove at Huntsville, The Grove at Lawrence, The Grove at Moscow, The Grove at San Angelo and The Grove at Statesboro. At March 31, 2011, the Company owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%.
          In general, the Company is responsible for the day-to-day management of HSRE I’s business and affairs, provided that major decisions (including budgeting) must be approved by the Company and HSRE. In addition to distributions to which the Company is entitled as an investor in HSRE I, the Company receives or has in the past received fees for providing services to the properties held by HSRE I pursuant to development and construction agreements and property management agreements. We granted to an entity related to HSRE I a right of first opportunity with respect to certain development or acquisition opportunities identified by us. This right of first opportunity was to terminate at such time as HSRE had funded at least $40 million of equity to HSRE I and/or certain related ventures. As of December 31, 2010, HSRE had funded approximately $35 million of the $40 million right of first opportunity. This right of first opportunity was amended in conjunction with the formation of HSRE-Campus Crest IV, LLC as discussed below. HSRE I will dissolve upon the disposition of substantially all of its assets or the occurrence of certain events specified in the agreement between us and HSRE.
          HSRE IV. On January 20, 2011, we entered into another joint venture with HSRE, HSRE-Campus Crest IV, LLC (“HSRE IV”) to which HSRE will contribute up to $50 million, that will develop and operate additional purpose-built student housing properties. We own a 20% interest in this venture and affiliates of HSRE own the remaining 80%.
          HSRE IV is currently building two new student housing properties with completion targeted for the 2011-2012 academic year. The properties, located in Denton, Texas and Valdosta, Georgia, will contain an aggregate of approximately 1,168 beds and will have an estimated cost of approximately $46.1 million.
          In general, we are responsible for the day-to-day management of HSRE IV’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity and budgeting) must be approved by us and HSRE. In addition to distributions to which we would be entitled as an investor in HSRE IV, we receive fees for providing services to HSRE IV pursuant to development and construction agreements and property management agreements. Generally, we earn development fees equal to approximately 4% of the total cost of each property developed by HSRE IV (excluding the cost of land and financing costs), construction fees equal to approximately 5% of the construction costs of each property developed by HSRE IV and management fees equal to approximately 3% of the gross revenues and 3% of the net operating income of operating properties held by HSRE

IV. In addition, we receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IV exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project. We amended HSRE’s right of first opportunity, originally granted with respect to HSRE I, to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested $50 million in HSRE IV or caused HSRE IV to decline three development opportunities in any calendar year. As of May 9, 2011, HSRE had funded approximately $11.3 million of the $50 million right of first opportunity. The terms of the HSRE IV venture do not prohibit us from developing a wholly owned student housing property for our own account.
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
          Unlike traditional multi-family housing, most of our leases commence and terminate on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminate at the completion of the last subsequent summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in January and ends in August of each year. Our properties’ occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multi-family properties. For most of our properties, the primary leasing season concludes by the end of August (our properties located in Ellensburg, Washington and Cheney, Washington are exceptions, where the primary leasing season typically extends into September, as the academic year for the primary university served by each of these properties typically starts in late September).
Development, Construction and Management Services
          The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. In particular, we entered into a joint venture with HSRE, HSRE IV, in which we have a 20% interest, that is currently building two student housing properties with completion targeted for the 2011-2012 academic year. We receive fees for providing development and construction services to HSRE IV. Similarly, we will receive management fees for managing properties owned by HSRE IV once they are placed in service. No assurance can be given that HSRE IV will be successful in developing student housing properties as currently contemplated or those currently under construction.

Results of Operations
          From our formation through October 18, 2010, we did not have material or significant corporate activity since our formation, other than the issuance of one share of common stock to the Predecessor’s parent entity in connection with our initial capitalization and other activities in preparation for the Offering. Accordingly, we believe that a discussion of our results of operations for the three months ended March 31, 2010 would not be meaningful, and we have therefore set forth a discussion comparing the consolidated operating results of our operations for the three months ended March 31, 2011, and the Predecessor’s historical combined results of operations for the three months ended March 31, 2010. The historical results of operations presented below should be reviewed in conjunction with the notes to the condensed consolidated and combined financial statements included elsewhere in this report.
Comparison of the Three Months Ended March 31, 2011 and March 31, 2010
          As of March 31, 2011, our property portfolio consisted of 21 consolidated properties, containing approximately 3,920 apartment units and 10,528 beds, and six operating properties held in an unconsolidated joint venture, containing approximately 1,128 apartment units and 3,052 beds.
          In October 2010, we acquired from HSRE the remaining interest in Campus Crest at San Marcos, LLC, which owns The Grove at San Marcos. Prior to this transaction, The Grove at San Marcos was wholly owned by a real estate venture in which the Company and HSRE are members. Prior to the acquisition of this interest, we accounted for our ownership interest in The Grove at San Marcos under the equity method of accounting. Subsequent to our acquisition of this interest, we consolidated the results of operations of The Grove at San Marcos.
          In March 2010, we sold 99% of our interest in HSRE I, which represented a 9.9% interest in the venture, to HSRE. Upon completion of the Offering, we repurchased this 9.9% interest in HSRE I. As a result, we did not account for this transaction as a sale for financial reporting purposes. Accordingly, our investment in HSRE I, accounted for under the equity method, is reflective of a 10% (i.e., pre-sale) net ownership interest through the completion of the Offering. Upon and subsequent to completion of the Offering and Formation Transactions, we owned 49.9% of HSRE I.
          In November 2009, we sold The Grove at Milledgeville to an affiliate of HSRE and we retained an indirect ownership interest of 5%. Since we had the contractual obligation to, and did, repurchase this ownership interest in The Grove at Milledgeville upon completion of the Offering, we did not account for this transaction as a sale for financial reporting purposes. Accordingly, the operations of The Grove at Milledgeville have been combined for the three months March 31, 2010.

          The following table presents our results of operations for the three months ended March 31, 2011 and 2010, including the amount and percentage change in these results between the periods:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	Change	Change
	2011	2010	($)	(%)
	(unaudited and in thousands)
Revenues:
Student housing rental	$13,152	12,135	1,017	8.4%
Student housing services	438	562	(124)	(22.1)%
Development, construction and management services	10,284	15,783	(5,499)	(34.8)%

Total revenues	23,874	28,480	(4,606)	(16.2)%
Operating expenses:
Student housing operations	6,468	6,394	74	1.2%
Development, construction and management services	9,225	14,615	(5,390)	(36.9)%
General and administrative	1,948	1,384	564	40.8%
Ground leases	52	47	5	10.6%
Depreciation and amortization	5,157	4,762	395	8.3%

Total operating expenses	22,850	27,202	(4,352)	(16.0)%
Equity in loss of unconsolidated entities	(295)	(80)	(215)	268.8%

Operating income	729	1,198	(469)	(39.1)%
Nonoperating income (expense):
Interest expense	(1,375)	(4,469)	3,094	(69.2)%
Change in fair value of interest rate derivatives	196	23	173	752.2%
Other income (expense)	(24)	33	(57)	(172.7)%

Total nonoperating expenses	(1,203)	(4,413)	3,210	(72.7)%

Net loss	(474)	(3,215)	2,741	(85.3)%
Net loss attributable to noncontrolling interest	(2)	(2,112)	2,110	(99.9)%

Net loss attributable to Campus Crest Communities, Inc. and Predecessor	$(472)	(1,103)	631	(57.2)%

Student Housing Operations
          Revenues (which include student housing rental and student housing service revenues) and operating expenses in the student housing operations segment increased by approximately $0.9 million and approximately $0.1 million, respectively, for the three months ended March 31, 2011 as compared to 2010. The increase in revenues was primarily due to the inclusion of operating results from The Grove at San Marcos, which subsequent to the Offering became a consolidated property, as well as an increase in occupancy at our other consolidated properties. RevPOB for consolidated properties remained flat at $482 for the three months ended March 31, 2011 and 2010. Operating expenses increased as a result of the consolidation of the operating results of The Grove at San Marcos in the three month period ended March 31, 2011. This increase was offset by a decrease in property related payroll expenses.
          New Property Operations. In October 2010, we acquired from HSRE the remaining interest in The Grove at San Marcos. Prior to the acquisition of this interest, the Company accounted for its ownership interest in this property under the equity method. Subsequent to our acquisition of this interest, we consolidated the results of operations of The Grove at San Marcos. The Grove at San Marcos contributed approximately $0.8 million of revenues and approximately $0.4 million of operating expenses for the three months ended March 31, 2011. For the three months ended March 31, 2010, our share of the contribution from The Grove at San Marcos was included as equity in loss from unconsolidated entities. In August 2010, we opened three new properties that were developed by us, each of which is owned by an unconsolidated joint venture. The three properties that opened in 2010 are discussed below under the heading “—Equity in Loss of Unconsolidated Entities.”
          “Same-Store” Property Operations. We had 20 properties that were operating for the three months ended March 31, 2011 and 2010. These properties contributed approximately $12.8 million of revenues and approximately $6.1 million of operating expenses for the three months ended March 31, 2011 as compared to approximately $12.7 million of revenues and approximately $6.4 million of operating expenses for the three months ended March 31, 2010. Average occupancy at our “same-store” properties increased to approximately 89% for the three months ended March 31, 2011 as compared to approximately 88% for the three months ended March 31, 2010 and RevPOB decreased to approximately $478 for the three months ended March 31, 2011 as compared to approximately $482 for the three months ended March 31, 2010 as a result of lower student housing services revenue.
Development, Construction and Management Services
          Revenues and operating expenses in the development, construction and management services segment decreased by approximately $5.5 million and approximately $5.4 million, respectively, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decreases in development, construction and management services revenues and operating expenses were primarily due to a decrease in the number of unconsolidated joint venture properties under construction, which totaled three for the three months ended March 31, 2010 as compared to two unconsolidated joint venture properties for the three months ended March 31, 2011. Additionally, a larger ownership percentage in these unconsolidated joint venture entities resulted in the elimination of a greater percentage of development, construction and management services revenues and operating expenses.
          Our ability to generate revenues and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to existing ventures or new joint ventures, as well as our proportionate ownership of any such joint ventures. We commenced building four student housing properties for our own account for the 2011-2012 academic year, which are included in our consolidated financial statements and do not generate development, construction and management services revenues and operating expenses for us on a consolidated basis.
General and Administrative
          General and administrative expenses increased from approximately $1.4 million for the three months ended March 31, 2010 to approximately $1.9 million for the three months ended March 31, 2011. This increase was due to an increase in non-cash employee compensation expense related to incentive compensation, as well as increases in professional fees related to legal and accounting services.
Depreciation and Amortization
          Depreciation and amortization expense increased from approximately $4.8 million for the three months ended March 31, 2010 to approximately $5.2 million for the three months ended March 31, 2011. This increase was primarily due to the consolidation of the operating results of The Grove at San Marcos during the three month period ended March 31, 2011.
Equity in Loss of Unconsolidated Entities
          Equity in loss of unconsolidated entities, which represents our share of the net loss from unconsolidated entities in which we have a noncontrolling interest, increased from a loss of $0.1 million for the three months ended March 31, 2010 to a loss of $0.3 million for the three months ended March 31, 2011. This increase was due to an increase in our ownership interest in HSRE I from 10% for the three months ended March 31, 2010 as compared to 49.9% for the three months ended March 31, 2011, as well as the opening of three new student housing properties in the HSRE I venture in the fall of 2010. Due to depreciation expense, each of these new properties generated a net loss which we participated in at our ownership percentage.
Nonoperating Income (Expenses)
          Interest Expense. Interest expense decreased from approximately $4.5 million for the three months ended March 31, 2010 to approximately $1.4 million for the three months ended March 31, 2011. This decrease was primarily due to lower outstanding indebtedness during the three months ended March 31, 2011 as compared to March 31, 2010 due to the change in the Company’s capital structure as a result of the Offering and Formation

Transactions. Additionally, outstanding indebtedness for the three months ended March 31, 2011 had a lower effective borrowing rate than outstanding indebtedness for the three months ended March 31, 2010.
          Change in Fair Value of Interest Rate Derivatives. Change in fair value of interest rate derivatives increased from approximately $0 for the three months ended March 31, 2010 to a gain of approximately $0.2 million for the three months ended March 31, 2011. This change was due to a decrease of approximately $1.4 million related to cash settlements on interest rate swaps, offset by a decrease in non-cash mark to market adjustments on interest rate swaps of approximately $1.2 million.
Cash Flows
Comparison of Three Months Ended March 31, 2011 and March 31, 2010
Operating Activities
          Net cash provided by operating activities was approximately $1.6 million for the three months ended March 31, 2011 as compared to approximately $2.8 million for the three months ended March 31, 2010, a decrease of approximately $1.2 million. Working capital accounts used approximately $3.9 million for the three months ended March 31, 2011 while approximately $1.8 million was provided by working capital accounts for the three months ended March 31, 2010, representing a decrease in cash provided of approximately $5.7 million. This change was driven by the timing of construction billings and cash collections during the three months ended March 31, 2011.
Investing Activities
          Net cash used in investing activities totaled approximately $1.0 million for the three months ended March 31, 2010 as compared to approximately $7.4 million for the three months ended March 31, 2011, an increase of approximately $6.4 million. This increase was due to significantly increased development and construction activity related to consolidated properties in the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010, offset by cash received from HSRE related to the contribution of ownership interests in The Grove at Denton and The Grove at Valdosta into HSRE IV.
Financing Activities
          Net cash provided by financing activities totaled approximately $1.3 million for the three months ended March 31, 2010 as compared to approximately $10.1 million for the three months ended March 31, 2011, an increase of approximately $8.8 million. This increase was due to draws on our revolving credit facility to fund increased development and construction activity for wholly owned student housing properties and to fund investments in HSRE IV, partially offset by distributions paid to stockholders and noncontrolling interests.
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
Principal Capital Resources
          On October 19, 2010, we closed a credit agreement (our “revolving credit facility”) with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility. This facility is secured by 12 of our wholly owned properties. Affiliates of Citigroup Global Markets Inc. act as administrative agent, collateral agent, lead arranger and book running manager, and affiliates of Raymond James & Associates, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Barclays Capital Inc. and RBC Capital Markets Corporation (together with other financial institutions) act as lenders under our revolving credit facility. As of March 31, 2011, approximately $57.0 million was outstanding under our revolving credit facility and approximately $38.2 million of borrowing capacity was available under this facility.
          The amount available for us to borrow under this credit facility is based on a percentage of the appraisal value of our properties that form the borrowing base of the facility. We intend to pursue alternative, longer-term financing for some or all of the properties, which, prior to the completion of the Offering, secured our $104.0 million mortgage loan with Silverton Bank since they were released from the lien of that mortgage upon its repayment in full in connection with our Offering and Formation Transactions. For eligible properties, this may include debt financing provided by Freddie Mac or Fannie Mae.
          Additionally, our revolving credit facility has an accordion feature that allows us to request an increase in the total commitments of an additional $75 million up to a total commitment of $200 million. Amounts outstanding under our revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 2.75% to 3.50% for Eurodollar Rate based borrowings and from 1.75% to 2.50% for Base Rate based borrowings.
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
          Under our revolving credit facility, for any three month period ending on or after December 31, 2011, our distributions may not exceed the greater of (i) 90.0% of our Funds From Operations (“FFO”) or (ii) the amount required for us to qualify and maintain our status as a REIT. For the three month period ending September 30, 2011, our distributions may not exceed the greater of (i) 95.0% of our Funds From Operations (“FFO”) or (ii) the amount required for us to qualify and maintain our status as a REIT. For any three month period in 2011 ending on or prior to June 30, 2011, our distributions may not exceed the greater of (i) 100.0% of our FFO or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).
          We and certain of our subsidiaries will guarantee the obligations under our revolving credit facility and we and certain of our subsidiaries have pledged specified assets (including real property), stock and other interests as collateral for our revolving credit facility obligations.

          The foregoing is only a summary of the material terms of our revolving credit facility. For more information, see the credit agreement, which is filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2010.
          On March 4, 2011, Campus Crest at Columbia, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with BOKF, NA (d/b/a Bank of Oklahoma), pursuant to which Bank of Oklahoma agreed to extend Campus Crest at Columbia, LLC a construction loan in the principal amount of approximately $17.0 million. The construction loan will be used to finance the development of a student housing property in Columbia, Missouri. The construction loan matures on March 4, 2014, but can be extended until March 4, 2015, subject to certain conditions. The interest rate on the construction loan is the greater of (i) LIBOR plus 3.0%, or (ii) 4.5%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At March 31, 2011, no amounts were outstanding under this loan.
          On November 19, 2010, the Company entered into a construction loan with The PrivateBank and Trust Company of approximately $52.8 million. The construction loan will be used to finance the development of student housing properties in each of Ames, Iowa, Clarksville, Tennessee, Fort Collins, Colorado and Fort Wayne, Indiana. The construction loan initially matures on November 19, 2013, but can be extended until November 19, 2014, subject to certain conditions. The interest rate is LIBOR plus 4.75% and the construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At March 31, 2011 and December 31, 2010, no amounts were outstanding under this loan.
          In addition to borrowings under our revolving credit facility, we may also use non-recourse mortgage financing to make acquisitions or refinance short-term borrowings under our revolving credit facility. We may also seek to raise additional capital through the issuance of our common stock, preferred stock, OP units and debt or other securities or through property dispositions or joint venture transactions. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. Our ability to access the lending and capital markets will be dependent on a number of factors, including general market conditions for REITs, our historical and anticipated financial condition, liquidity, results of operations and FFO and market perceptions about us and our competitors.
Short-Term Liquidity Needs
          The nature of our business, coupled with the requirement imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in order for us to qualify as a REIT, will cause us to have substantial liquidity needs. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our properties, recurring capital expenditures, development and construction costs, interest expense, scheduled debt service payments and expected distribution payments (including distributions to persons who hold OP units). We expect to meet our short-term liquidity needs through cash flow from operations and, to the extent necessary, borrowings under our revolving credit facility. We expect that cash flow from operations and borrowings under our revolving credit facility will be sufficient to meet our liquidity requirements for at least the next 12 months.
          One of our unconsolidated entities has a construction loan of approximately $25.8 million that matures on May 15, 2011. We expect that the unconsolidated entity will execute a modification to the terms of this construction loan which will extend the loan’s maturity date by six months to November 15, 2011. The Company has sufficient liquidity via its revolving credit facility to contribute to its share of any potential paydown in principal required by the lender. We believe a six-month extension, which modifies the loan’s maturity date to the next academic year, can be executed. We believe placing long-term financing at that time will result in more favorable terms than doing so currently due to the improved pre-leasing currently being experienced at the securing properties. As discussed in note 8 to the accompanying condensed consolidated and combined financial statements contained in Item 1 herein, the Company is a guarantor of this construction loan.
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
          We are building six new student housing properties, four of which are wholly owned by us and two of which are owned by a joint venture with HSRE in which we own a 20% interest. We are currently targeting completion of these six properties for the 2011-2012 academic year. For each of these projects, we commenced construction subsequent to significant pre-development activities. We estimate that the cost to complete all four wholly owned properties will be approximately $87.5 million. Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint venture with HSRE, and we estimate that the cost to complete the two joint venture properties will be approximately $46.1 million and our pro rata share will be approximately $3.9 million. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). We expect to finance the construction of these six properties through borrowings under our revolving credit facility, project-specific construction indebtedness (including the project-specific indebtedness described in note 9 to the condensed consolidated and combined financial statements) and contributions from HSRE.
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
Long-Term Liquidity Needs
          Our long-term liquidity needs consist primarily of funds necessary to pay for long-term development activities, non-recurring capital expenditures, potential acquisitions of properties and payments of debt at maturity. Long-term liquidity needs may also include the payment of unexpected contingencies, such as remediation of unknown environmental conditions at our properties or at additional properties that we develop or acquire, or renovations necessary to comply with the Americans with Disabilities Act of 1990 or other regulatory requirements. We do not expect that we will have sufficient funds on hand to cover all of our long-term liquidity needs. We will therefore seek to satisfy these needs through cash flow from operations, additional long-term secured and unsecured debt, including borrowings under our revolving credit facility, the issuance of debt securities, the issuance of equity securities and equity-related securities (including OP units), property dispositions and joint venture transactions. We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but we cannot make any assurance that this will be the case, especially in difficult market conditions.
Commitments
     The following table summarizes our contractual commitments as of March 31, 2011 (including future interest payments) (in thousands):

Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter

Long-Term Debt Obligations	$117,840	82	58,359	1,611	57,788
Interest payments on outstanding debt obligations	25,497	4,517	10,454	7,182	3,344
Operating Lease Obligations	22,882	443	1,549	1,253	19,637
Purchase Obligations (1)	37,181	37,181	—	—	—
Other Long-Term Liabilities	257	141	116	—	—

Total	$203,657	42,364	70,478	10,046	80,769

(1)	Obligations relate to subcontracts executed by Campus Crest Construction, LLC, to complete projects under construction at March 31, 2011.
Off-Balance Sheet Arrangements
HSRE Joint Venture
          We use joint venture arrangements to finance certain of our properties. As discussed above, at March 31, 2011, we were party to two joint venture arrangements with HSRE. The first venture, in which we own a 49.9% interest and account for under the equity method, owns 100% interests in six operating properties. The second venture, in which we own a 20% interest and account for under the equity method, owns 100% interests in two properties currently under construction, with completion targeted for the 2011-2012 academic year. As discussed in note 8 to the accompanying condensed consolidated and combined financial statements contained in Item I herein, our investments in these ventures obligate us for a portion of the $85.8 million construction debt held in those unconsolidated entities.
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
          While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net loss as presented in the condensed consolidated and combined financial statements included elsewhere in this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
          The following table presents a reconciliation of our FFO to our net loss for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(474)	(3,215)
Real estate related depreciation and amortization	5,097	4,688
Real estate related depreciation and amortization — unconsolidated joint ventures	522	57

Funds from operations (“FFO”)	$5,145	1,530

          In addition to FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of interest rate derivatives. Excluding the change in fair value of interest rate derivatives adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt service obligations or other commitments and contingencies. This measure is referred to herein as FFOA.

	Three Months Ended
	March 31,
	2011	2010
FFO	$5,145	1,530
Elimination of change in fair value of interest rate derivatives	(196)	(1,379)

Funds from operations adjusted (“FFOA”)	$4,949	151

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          As of March 31, 2011, all of our outstanding mortgage indebtedness has a fixed rate of interest. All amounts outstanding under our revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar

Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 2.75% to 3.50% for Eurodollar Rate based borrowings and from 1.75% to 2.50% for Base Rate based borrowings.
          We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of March 31, 2011, $57.0 million of our aggregate indebtedness (approximately 48.4% of total indebtedness) was subject to variable interest rates.
          If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.6 million annually. This assumes that the amount outstanding under our variable rate debt remains at $57.0 million, the balance as of March 31, 2011.
          We may in the future use derivative financial instruments to manage, or hedge, interest rate risk related to variable rate borrowings outstanding under our revolving credit facility. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.
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
Item 1A. Risk Factors
          For a discussion of our potential risks and uncertainties, see the section entitled “Risk Factors” beginning on page 9 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. [Removed and Reserved]
Item 5. Other Information
          None.
Item 6. Exhibits

Exhibit
Number	Description of Document
10.1	Loan Agreement by and between Campus Crest at Columbia, LLC, Campus Crest Communities, Inc. and BOKF, NA, dated March 4, 2011.

10.2	Operating Agreement of HSRE-Campus Crest IV, LLC, dated as of January 20, 2011 (1)

10.3	Campus Crest Communities, Inc. Amended and Restated Equity Incentive Compensation Plan. (1)

10.4	Employment Agreement by and between Campus Crest Communities, Inc. and Robert Dann.

10.5	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Robert Dann.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the registrant’s current report on Form 10-K filed with the SEC on March 11, 2011, as amended, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
          Dated: May 9, 2011

CAMPUS CREST COMMUNITIES, INC.
By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document
10.1	Loan Agreement by and between Campus Crest at Columbia, LLC, Campus Crest Communities, Inc. and BOKF, NA, dated March 4, 2011.

10.2	Operating Agreement of HSRE-Campus Crest IV, LLC, dated as of January 20, 2011 (1)

10.3	Campus Crest Communities, Inc. Amended and Restated Equity Incentive Compensation Plan. (1)

10.4	Employment Agreement by and between Campus Crest Communities, Inc. and Robert Dann.

10.5	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Robert Dann.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the registrant’s current report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011, as amended, and incorporated herein by reference.