Form 10-Q
period 2011-06-30
Campus Crest Communities, Inc.
filed 2011-08-05
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34872
CAMPUS CREST COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-2481988 (I.R.S. Employer Identification No.)

2100 Rexford Road, Suite 414, Charlotte, NC (Address of principal executive offices)	28211 (Zip Code)
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
     Yes ☑ No ☐
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2011

Common Stock, $0.01 par value per share	30,698,994 shares

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Page No.
Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets of Campus Crest Communities, Inc. as of June 30, 2011 and December 31, 2010	1
Condensed Consolidated Statement of Operations of Campus Crest Communities, Inc. and Condensed Combined Statement of Operations of Campus Crest Communities Predecessor for the three and six months ended June 30, 2011 and 2010	2
Condensed Consolidated Statement of Changes in Equity and Comprehensive Loss of Campus Crest Communities, Inc. for the six months ended June 30, 2011	3
Condensed Consolidated Statement of Cash Flows of Campus Crest Communities, Inc. and Condensed Combined Statement of Cash Flows of Campus Crest Communities Predecessor for the six months ended June 30, 2011 and 2010	4
Notes to Condensed Consolidated Financial Statements of Campus Crest Communities, Inc. and Condensed Combined Financial Statements of Campus Crest Communities Predecessor	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	41
Item 4. Controls and Procedures	41
Part II. Other Information
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. [Removed and Reserved]	42
Item 5. Other Information	42
Item 6. Exhibits	42
SIGNATURES	43
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

Item 1. Financial Statements
CAMPUS CREST COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Investment in real estate, net:
Student housing properties	$373,502	372,746
Accumulated depreciation	(66,943)	(57,463)
Development in process	74,105	24,232

Investment in real estate, net	380,664	339,515
Investment in unconsolidated entities	18,109	13,751
Cash and cash equivalents	8,754	2,327
Restricted cash and investments	1,826	3,305
Student receivables, net of allowance for doubtful accounts of $961 and $431 at June 30, 2011 and December 31, 2010, respectively	663	954
Cost in excess of construction billings	5,270	1,827
Other assets	9,640	9,578

Total assets	$424,926	371,257

Liabilities and equity
Liabilities:
Mortgage and construction loans	$72,564	60,840
Lines of credit	74,500	42,500
Accounts payable and accrued expenses	36,231	14,597
Other liabilities	5,790	6,530

Total liabilities	189,085	124,467

Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 30,698,994 and 30,682,215 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	307	307
Additional paid-in capital	248,549	248,515
Accumulated deficit and distributions	(16,421)	(5,491)
Accumulated other comprehensive loss	(392)	(172)

Total Campus Crest Communities, Inc. stockholders’ equity	232,043	243,159
Noncontrolling interests	3,798	3,631

Total equity	235,841	246,790

Total liabilities and equity	$424,926	371,257

See accompanying notes to condensed consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Campus Crest	Campus Crest	Campus Crest	Campus Crest
	Communities,	Communities	Communities,	Communities
	Inc.	Predecessor	Inc.	Predecessor
Revenues:
Student housing rental	$13,019	12,308	26,171	24,443
Student housing services	538	584	976	1,146
Development, construction and management services	11,333	15,081	21,617	30,864

Total revenues	24,890	27,973	48,764	56,453

Operating expenses:
Student housing operations	6,356	6,907	12,824	13,301
Development, construction and management services	10,611	14,029	19,836	28,644
General and administrative	1,722	1,234	3,670	2,618
Ground leases	52	47	104	94
Depreciation and amortization	5,209	4,667	10,366	9,429

Total operating expenses	23,950	26,884	46,800	54,086

Equity in loss of unconsolidated entities	(340)	(114)	(635)	(194)

Operating income	600	975	1,329	2,173

Nonoperating income (expense):
Interest expense	(1,360)	(6,217)	(2,735)	(10,686)
Change in fair value of interest rate derivatives	141	155	337	178
Other income	55	12	154	45

Total nonoperating expenses	(1,164)	(6,050)	(2,244)	(10,463)

Loss before income taxes	(564)	(5,075)	(915)	(8,290)
Income tax expense	(77)	—	(200)	—

Net loss	(641)	(5,075)	(1,115)	(8,290)
Net loss attributable to noncontrolling interests	(3)	(2,913)	(5)	(5,025)

Net loss attributable to Campus Crest Communities, Inc. and Predecessor	$(638)	(2,162)	(1,110)	(3,265)

Net loss per share attributable to Campus Crest Communities, Inc.:
Basic and diluted	$(0.02)		(0.04)

Weighted-average common shares outstanding:
Basic and diluted	30,721		30,712

Distributions per common share	$(0.16)		(0.32)

See accompanying notes to condensed consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Total
						Campus Crest
					Accumulated	Communities,
	Number of		Additional	Accumulated	Other	Inc.
	Common	Common	Paid-In	Deficit and	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Stock	Capital	Distributions	Loss	Equity	Interests	Equity
Balance, December 31, 2010	30,682	$307	248,515	(5,491)	(172)	243,159	3,631	246,790
Distributions	—	—	—	(9,820)	—	(9,820)	(140)	(9,960)
Issuance of restricted stock	17	—	—	—	—	—	—	—
Amortization of restricted stock awards and OP units	—	—	168	—	—	168	312	480
Costs related to initial public offering	—	—	(134)	—	—	(134)	—	(134)
Comprehensive loss:
Change in fair value of interest rate derivatives	—	—	—	—	(220)	(220)	—	(220)
Net loss	—	—	—	(1,110)	—	(1,110)	(5)	(1,115)

Total comprehensive loss								(1,335)

Balance, June 30, 2011	30,699	$307	248,549	(16,421)	(392)	232,043	3,798	235,841

See accompanying notes to condensed consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	Campus Crest	Campus Crest
	Communities,	Communities
	Inc.	Predecessor
Operating activities:
Net loss	$(1,115)	(8,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,366	9,429
Amortization of deferred financing costs	558	318
Accretion of interest expense	—	1,376
Bad debt expense	555	304
Change in fair value of interest rate derivatives	(337)	(2,893)
Equity in loss of unconsolidated entities	635	194
Compensation expense related to share based payments	125	—
Changes in operating assets and liabilities:
Restricted cash and investments	1,479	(393)
Student receivables	(264)	(60)
Construction billings	(4,737)	527
Accounts payable and accrued expenses	4,220	6,586
Other	(86)	(4,359)

Net cash provided by operating activities	11,399	2,739

Investing activities:
Investments in development in process	(40,259)	(694)
Investments in student housing properties	(756)	(1,766)
Investments in unconsolidated entities	(3,115)	(202)
Distributions from unconsolidated entities	5,082	—
Purchase of corporate fixed assets	(28)	—

Net cash used in investing activities	(39,076)	(2,662)

Financing activities:
Payment of offering costs	(134)	—
Proceeds from construction loans	11,724	497
Proceeds from lines of credit and other debt	32,000	2,290
Principal payments on construction loans	—	(225)
Payments on lines of credit and other debt	—	(47)
Debt issuance costs	(553)	—
Contributions from owner of Predecessor	—	241
Contributions from noncontrolling interests of Predecessor	—	405
Distributions to owner of Predecessor	—	(1,131)
Distributions to noncontrolling interests of Predecessor	—	(1,955)
Distributions to stockholders	(8,808)	—
Distributions to noncontrolling interests	(125)	—

Net cash provided by financing activities	34,104	75

Net change in cash and cash equivalents	6,427	152
Cash and cash equivalents at beginning of period	2,327	2,902

Cash and cash equivalents at end of period	$8,754	3,054

Supplemental disclosure of cash flow information:
Interest paid	$2,928	7,604
Income taxes paid	$—	—
Non-cash investing and financing activity:
Changes in payables related to distributions to stockholders	$1,012	—
Changes in payables related to distributions to noncontrolling interests	$15	—
Change in payables related to capital expenditures	$16,387	661
Accrued costs related to investments in uncombined entities	$—	225
Contribution of development in process to unconsolidated entity	$7,666	—
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
          On October 19, 2010, the Company completed an initial public offering (the “Offering”) of 28,333,333 shares of its common stock. On November 18, 2010, underwriters of the Offering closed on their option to purchase an additional 2,250,000 shares of common stock to cover the overallotment option granted by the Company to its underwriters. Total Offering-related proceeds to the Company as a result of both of these transactions totaled approximately $382.3 million. Total Offering-related expenses were approximately $31.9 million and consisted of the underwriting discount and other expenses payable by the Company.
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
          The following tables illustrate the number of properties in which the Company has interests, both operating and under construction, at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Properties	Properties	Effective ownership
	in operation	under construction(2)	percentage
Consolidated entities	21	4	100%
Unconsolidated entities (1)	6	2	20 — 49.9%

Total	27	6

	December 31, 2010
	Properties	Properties	Effective ownership
	in operation	under construction(2)	percentage
Consolidated entities (1)	21	6	100%
Unconsolidated entities	6	—	49.9%

Total	27	6

(1)	Subsequent to December 31, 2010, two properties under construction were contributed to an unconsolidated entity.

(2)	The Company expects to complete construction and commence operations at each of these properties in August 2011.

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
          The Company, which was incorporated on March 1, 2010, had no operations for the period from its formation through October 18, 2010, as its primary purpose upon formation was to facilitate completion of the Offering and, upon completion, continue the operations of the Predecessor. Since the Predecessor’s combined results of operations reflect the operations of the Company prior to its ownership of the entities which conduct these operations, the Predecessor’s condensed combined results of operations have been prepared and presented for the three and six months ended June 30, 2010.
          The unaudited interim condensed consolidated and combined financial statements should be read in conjunction with the Company’s and the Predecessor’s audited consolidated and combined financial statements, respectively, and accompanying notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or the full year.
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
          The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction. Additionally, the Company capitalizes certain internal costs related to the development and construction of its student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically upon receipt of a certificate of occupancy. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.4 million and $0.1 million was capitalized during the three months ended June 30, 2011 and 2010, respectively, and approximately $0.8 million and $0.1 million was capitalized during the six months ended June 30, 2011 and 2010, respectively.
          Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed for the acquisition of property and/or construction will commence. Because we frequently incur pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the consolidated and combined statements of operations. As of June 30, 2011 and December 31, 2010, we deferred approximately $1.9 million and $0.9 million, respectively, in pre-development costs related to development projects that have not yet been acquired or for which construction has not commenced. Such costs are included in development in process on the accompanying condensed consolidated balance sheets. Also included in development in process on the accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 are approximately $72.2 million and $23.3 million, respectively, of costs related to projects for which construction is in process or land has been acquired.
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
Property Acquisitions
          The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values. Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence, and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. Amortization expense was approximately $0.4 million and $0 for the three months ended June 30, 2011 and 2010, respectively, and approximately $0.8 million and $0 for the six months ended June 30, 2011 and 2010, respectively. The amortization of in-place leases is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of lease renewals.
Deferred Financing Costs
          We defer costs incurred in obtaining financing and amortize the costs over the terms of the related loans using the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of amortization, are included in other assets on the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs, which is included in interest expense in the accompanying condensed consolidated and combined statements of operations, approximated $0.3 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and approximated $0.6 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.
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
Real Estate Ventures
          We hold interests in all properties, both under development and in operation, through interests in both consolidated and unconsolidated real estate ventures. The Company assesses its investments in real estate ventures in accordance with applicable guidance under U.S. GAAP to determine if a venture is a Variable Interest Entity (“VIE”). We consolidate entities that are defined as VIEs and for which we are determined to be the primary beneficiary. In instances where we are not the primary beneficiary, we do not consolidate the entity for financial reporting purposes. For entities that are not defined as VIEs, management first considers whether we are the general partner or a limited partner (or the equivalent in such investments which are not structured as partnerships). We consolidate entities where: (i) we are the general partner (or the equivalent); and (ii) the limited partners (or the equivalent) in such investments do not have rights which would preclude control and, therefore, consolidation for financial reporting purposes.
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
Development, Construction and Management Services
          Development and construction service revenue is recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs. Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development service revenue recognized.
          Development and construction service revenue is recognized for contracts with entities we do not consolidate. For projects where the revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of the Company’s ownership interest in the unconsolidated entity. Any incentive fees, net of the impact of our ownership interest if the entity is unconsolidated, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. If total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as additional investment in the unconsolidated entity.
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

Fair Value of Financial Instruments
          Financial instruments consist primarily of cash, cash equivalents, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction notes payable and lines of credit. The carrying value of cash, cash equivalents, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair values of mortgages, construction notes payable and lines of credit are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction notes payable. The fair values of mortgages, construction notes payable and lines of credit are disclosed in note 9.
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
          Interest rate caps and interest rate swaps measured at fair value at June 30, 2011 and December 31, 2010 are as follows (amounts in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable Inputs	Unobservable	Balance at
	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	End of Period
Other assets:
June 30, 2011 — Interest rate caps	$—	29	—	29
December 31, 2010 — Interest rate caps	$—	103	—	103

Other liabilities:
June 30, 2011 — Interest rate swaps	$—	(261)	—	(261)
December 31, 2010 — Interest rate swaps	$—	(452)	—	(452)

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
          As a REIT, the Company generally will not be subject to U.S. federal and state income tax on taxable income that it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income tax at regular corporate rates and generally will be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Accordingly, our failure to qualify as a REIT could materially and adversely affect us, including our ability to make distributions to our stockholders in the future. Even if the Company qualifies as a REIT, we will be subject to some U.S. federal, state and local taxes on our income or property and the income of our taxable REIT subsidiaries will be subject to taxation at normal corporate rates.
          The Company wholly owns four taxable REIT subsidiary (“TRS”) entities that manage the Company’s non-REIT activities and each is subject to federal, state and local income and franchise taxes. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. For the three and six months ended June 30, 2011, we recorded a federal and state income tax provision related to our TRS subsidiaries of approximately $0.1 million and $0.2 million, respectively.
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
Comprehensive Loss
          Comprehensive loss includes net loss and other comprehensive income (loss), which consists of unrealized gains (losses) on derivative instruments. Comprehensive loss is presented in the accompanying condensed consolidated statement of changes in equity and comprehensive loss, and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.
Share-Based Compensation
          The Company awards restricted stock and restricted OP unit awards that vest in equal annual installments over either a three or five year period. A restricted stock or OP unit award is an award of the Company’s common stock or OP units that are subject to restrictions on transferability and other restrictions determined by the Company’s compensation committee at the date of grant. A grant date is established for a restricted stock award or restricted OP unit award upon approval from the Company’s compensation committee and board of directors. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the Company’s compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares or OP units has all the rights of a stockholder or OP unit holder as to these shares or units, including the right to vote the shares and the right to receive dividends or distributions on the shares or units. The fair value of the award is determined based on the market value of the Company’s common stock on the grant date and is recognized on a straight-line basis over the applicable vesting period for the entire award with cost recognized at the end of any period being at least equal to the shares that were then vested. During the three and six months ended June 30, 2011, approximately $0.3 million and $0.5 million, respectively, of compensation expense was recognized in the accompanying condensed consolidated financial statements related to the vesting of restricted stock and restricted OP units. See note 10.
Recent Accounting Pronouncements
          In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which eliminates the option to report other comprehensive income (loss) and its components in the statement of changes in equity. Entities will have the option to present the components of net income (loss) and other comprehensive income (loss) in either a single continuous statement or two separate but consecutive statements. This guidance requires retrospective application and is effective for annual periods, and interim periods contained within those annual periods, beginning after December 31, 2011. We have not yet decided on the format that will be used in future periods. The standard will not change the recognition or measurement of net income (loss) or comprehensive income (loss).
          In May 2011, the FASB issued new accounting guidance which provides clarification about how fair value should be applied where it is used or permitted to be used under U.S. GAAP. This guidance requires prospective application and is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating what impact, if any, its adoption will have on our consolidated financial statements.
          In July 2010, the FASB issued new accounting guidance requiring additional disclosure related to the credit quality of certain receivables and the allowance for losses. It is effective for our annual reporting period ending December 31, 2011. We are currently evaluating what impact, if any, its adoption will have on our consolidated financial statements.
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
          A reconciliation of the numerators and denominators for basic and diluted earnings per share computations is not required as the Company reported a net loss for the three and six months ended June 30, 2011, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share. Therefore, the computation of both basic and diluted earnings per share is the same. For the three and six months ended June 30, 2011, 435,593 OP units and restricted OP units were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.
          At June 30, 2011 and December 31, 2010, accrued dividends and OP unit distributions of approximately $5.0 million and $4.0 million, respectively, are recorded in accounts payable and accrued expenses on the Company’s condensed consolidated balance sheets.

4. Student Housing Properties
          Student housing properties, net, consisted of the following (amounts in thousands):

	June 30,	December 31,
	2011	2010
Land	$26,369	26,369
Buildings and improvements	304,709	304,447
Furniture, fixtures and equipment	42,424	41,930

	373,502	372,746
Accumulated depreciation	(66,943)	(57,463)

	$306,559	315,283

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
          The holders of OP Units have the right to require the Operating Partnership to redeem part or all of the OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. However, the Company may, in its sole discretion, elect to redeem the OP Units in exchange for common stock. Based on this assessment, which includes the evaluation of terms in the agreements related to redemption provisions, the Company has classified these noncontrolling interests as a component of permanent equity on the accompanying condensed consolidated balance sheets. The share of net loss allocated to these OP units is reported on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 as net loss attributable to noncontrolling interests. For the three and six months ended June 30, 2011, no OP units were redeemed.
Predecessor Noncontrolling Interests — Third-Party Venture Partners
          Prior to completion of the Offering, the Predecessor combined real estate ventures which wholly owned 20 operating student housing properties. Each of these real estate ventures had third-party partners other than the Predecessor or its affiliates. The third-party owners’ share of the income or loss of the entities is reported on the accompanying condensed combined statements of operations for the three and six months ended June 30, 2010 as net loss attributable to noncontrolling interests.
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

7. Sales of Interests in Properties and Real Estate Ventures
          In November 2009, we sold 90% of our interest in The Grove at Milledgeville to an affiliate of HSRE. We received proceeds from the sale of approximately $3.9 million. Concurrent with the Offering and Formation Transactions, the Company repurchased the 90% interest in The Grove at Milledgeville, with the result that the Company owned 100% of The Grove at Milledgeville on October 19, 2010. Because of our continuing involvement in this asset and because this transaction had financing elements, we did not record this transaction as a sale for financial reporting purposes. The proceeds were recorded as a loan and the Predecessor continued to combine the balance sheet and results of operations of Campus Crest at Milledgeville, LLC, the entity which owns the property, through October 18, 2010. The difference between the sale proceeds and contracted repurchase price was accreted and recorded as interest expense in the Predecessor’s condensed combined statement of operations. For the three and six months ended June 30, 2010, interest expense related to this transaction totaled approximately $0.6 million and $1.0 million, respectively.
          In March 2010, we sold 99% of our interest in HSRE-Campus Crest I, LLC, which represented a 9.9% interest in the underlying venture, to an affiliate of HSRE. Total proceeds received were approximately $2.25 million. Concurrent with the Offering and Formation Transactions, the Company repurchased the 9.9% interest in HSRE-Campus Crest I, LLC. As a result, the transaction was accounted for as a financing. The difference between the proceeds received and the contracted repurchase amount was accreted and recorded as interest expense in the Predecessor’s condensed combined statement of operations. For the three and six months ended June 30, 2010, interest expense related to this transaction totaled approximately $0.3 million and $0.4 million, respectively.
          In September 2010, we sold 99.9% of our interest in The Grove at Carrollton to an affiliate of HSRE. We received proceeds from the sale of approximately $0.8 million. Concurrent with the Offering and Formation Transactions, the Company repurchased the 99.9% interest in The Grove at Carrollton, with the result that the Company owned 100% of The Grove at Carrollton on October 19, 2010. Because of our continuing involvement in this asset and because the transaction had financing elements, we did not record this transaction as a sale for financial reporting purposes. The proceeds were recorded as a loan and the Predecessor continued to combine the balance sheet and results of operations of Campus Crest at Carrollton, LLC, the entity which owns the property, through October 18, 2010. The difference between the sale proceeds and contracted repurchase price was accreted and recorded as an interest expense in the Predecessor’s condensed combined statement of operations.
8. Investment in Unconsolidated Entities
          We have investments in two real estate venture entities with HSRE. The first real estate venture, HSRE-Campus Crest I, LLC (“HSRE I”), is not consolidated by the Company. At June 30, 2011 and December 31, 2010, this entity, in which our investment is accounted for under the equity method, owned six student housing properties. Three of these properties, The Grove at Lawrence, The Grove at Moscow and The Grove at San Angelo, opened in 2009. The remaining three properties, The Grove at Huntsville, The Grove at Conway and The Grove at Statesboro opened in 2010. We held a 49.9% noncontrolling interest in this unconsolidated entity at June 30, 2011 and December 31, 2010. Prior to the Offering and Formation Transactions, we held a 10% noncontrolling interest in this venture. As discussed in note 6, also prior to the Offering, the HSRE I venture owned an additional student housing property, The Grove at San Marcos. The Company acquired the remaining ownership interest in this property, which opened in 2009, concurrent with the Offering and Formation Transactions.
          The second real estate venture, HSRE-Campus Crest IV, LLC (“HSRE IV”), was entered into on January 20, 2011. HSRE will contribute up to $50 million to the venture, which will develop and operate additional purpose-built student housing properties. The Company’s investment in this real estate venture is accounted for under the equity method. We own a 20% noncontrolling interest in this unconsolidated entity at June 30, 2011. HSRE IV is currently constructing two new student housing properties with completion targeted for the 2011-2012 academic year, The Grove at Denton and The Grove at Valdosta. The Company made contributions to HSRE IV of approximately $3.0 million during the six months ended June 30, 2011, consisting of cash and assigned interests in Campus Crest at Denton, LP and Campus Crest at Valdosta, LLC.
          We recorded equity in loss from these ventures of approximately $(0.3) million and $(0.1) million for the three months ended June 30, 2011 and 2010, respectively, and approximately $(0.6) million and $(0.2) million for the six months ended June 30, 2011 and 2010, respectively. In addition to acting as the operating member for these ventures, the Company and its Predecessor are entitled to receive fees for providing development and construction services (as applicable) and management services to the ventures. The Company earned approximately $11.3 million and $15.1 million in fees for the three months ended June 30, 2011 and 2010, respectively, and approximately $21.6 million and $30.9 million in fees for the six months ended June 30, 2011 and 2010, respectively, for services provided to the ventures. The development, construction and management service fees from these unconsolidated entities are reflected in the development, construction and management services line item in the accompanying condensed consolidated and combined statements of operations.
          The Company is the guarantor of the construction debt of these ventures, which totaled approximately $102.7 million and $83.2 million at June 30, 2011 and December 31, 2010, respectively. The ventures’ construction debt matures at various dates between 2011 and 2013.
          Condensed combined financial information for these unconsolidated entities as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010 are as follows (amounts in thousands):
Balance Sheets

		December 31,
	June 30, 2011	2010
Assets:
Student housing properties, net	$110,690	112,224
Development in process	38,211	—
Other assets	7,231	5,444

Total assets	$156,132	117,668

Liabilities and owners’ equity:
Construction debt	$102,717	83,222
Other liabilities	9,561	5,117
Owners’ equity	43,854	29,329

Total liabilities and owners’ equity	$156,132	117,668

Share of historical owners’ equity	$14,952	12,479

Preferred investment (1, 2)	6,839	4,781
Net difference in carrying value of investment versus net book value of underlying net assets (3)	(3,682)	(3,509)

Carrying value of investment in unconsolidated entities	$18,109	13,751

(1)	As of June 30, 2011, the Company has a Class B member interest in The Grove at Valdosta of approximately $1.1 million. This preferred interest entitles the Company to a 9.0% return on its investment but otherwise does not change the Company’s effective 20% ownership interest in this entity.

(2)	As of June 30, 2011, the Company has a Class B member interest in both The Grove at San Angelo and The Grove at Moscow of approximately $2.8 million and $3.0 million, respectively. As of December 31, 2010, the Company had a Class B member interest in both The Grove at San Angelo and The Grove at Moscow of approximately $2.3 million and $2.5 million, respectively. These preferred interests entitle the Company to a 9.0% return on its investment but otherwise do not change the Company’s effective 49.9% ownership interest in these entities or operating properties.

(3)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity (i.e., venture) level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the ventures’ basis in those interests, the capitalization of additional investment in the unconsolidated entities, and the elimination of profit earned by us from services provided to these entities to the extent of our percentage ownership.

Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$3,768	2,091	7,509	4,111
Expenses:
Operating expenses	2,139	1,369	4,121	2,672
Interest expense	1,465	931	2,944	1,893
Depreciation and amortization	1,115	794	2,238	1,589

Total expenses	4,719	3,094	9,303	6,154

Net loss	$(951)	(1,003)	(1,794)	(2,043)

Company’s and Predecessor’s share of net loss (1)	$(340)	(114)	(635)	(194)

(1)	Amount differs from net loss multiplied by the Company’s ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity (i.e., venture) level.
9. Debt
          A detail of our mortgage loans, construction loans and lines of credit is presented below (amounts in thousands):

	June 30,	December 31,
	2011	2010
Fixed-rate mortgage loans	$60,840	60,840
Construction loans	11,724	—
Lines of credit	74,500	42,500

	$147,064	103,340

During the six months ended June 30, 2011 and 2010, the following transactions occurred (amounts in thousands):

	Six Months Ended
	June 30,
	2011	2010
Balance at beginning of period	$103,340	343,172
Additions:
Draws on lines of credit	32,000	40
Draws under construction loans	11,724	497
Proceeds from related party loan (1)	—	2,250
Accretion of interest expense (1)	—	1,376
Deductions:
Payments on construction loans	—	(225)
Payments on related party loan	—	(47)

Balance at end of period	$147,064	347,063

(1)	Relates to sale of 90% of our interest in Campus Crest at Milledgeville, LLC, and sale of 99% of our interest in HSRE I. See note 7.

          The estimated fair value of our fixed rate mortgage loans at June 30, 2011 and December 31, 2010 was approximately $74.3 million and approximately $62.9 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based repricing of the underlying variable rate index.
          Mortgage and construction loans are collateralized by properties and their related revenue streams. Mortgage and construction loans at June 30, 2011 and December 31, 2010 consisted of the following (dollar amounts in thousands):

		Principal	Principal	Stated	Interest	Interest
	Face	Outstanding at	Outstanding	Interest	Rate At	Rate at	Maturity
	Amount	June 30, 2011	December 31, 2010	Rate	June 30, 2011	December 31, 2010	Date	Amortization
Mortgage loans

The Grove at Asheville	$14,800	14,800	14,800	5.77%	5.77%	5.77%	4/11/17	30 years
The Grove at Carrollton	14,650	14,650	14,650	6.13%	6.13%	6.13%	10/11/16	30 years
The Grove at Las Cruces	15,140	15,140	15,140	6.13%	6.13%	6.13%	10/11/16	30 years
The Grove at Milledgeville	16,250	16,250	16,250	6.12%	6.12%	6.12%	10/1/16	30 years

Construction loans

Construction loan (three properties) (1)	52,751	7,332	—	LIBOR + 4.75%	4.94%	N/A	11/19/13	Interest only through 11/2012
The Grove at Columbia	17,046	4,392	—	Greater of LIBOR + 3.00% or 4.50%	4.50%	N/A	3/4/14	Interest only through 4/2013
The Grove at Orono	15,206	—	—	LIBOR + 2.75%	N/A	N/A	6/30/14	Interest only

Total	$145,843	72,564	60,840

(1)	Secured by The Grove at Ames, The Grove Clarksville and The Grove at Fort Wayne. At June 30, 2011, approximately $3.1 million of the loan balance was hedged with a floating to fixed interest rate swap, which when taken together with the loan interest, fixed this portion of the loan’s interest rate at 6.14%.
Mortgage Loans
          The loans for The Grove at Asheville, The Grove at Carrollton, The Grove at Las Cruces and The Grove at Milledgeville generally require interest only payments, plus certain reserves and escrows, that are payable monthly for a period of five years. Monthly payments of principal and interest, plus certain reserve and escrow amounts, are due thereafter until maturity when all principal is due. Each of these loans has a 30-year amortization and is a non-recourse obligation subject to customary exceptions. None of these loans are cross-defaulted or cross-collateralized with any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed, subject to prepayment penalties.
          During the three and six months ended June 30, 2010, the Predecessor was party to an additional mortgage loan which was outstanding. This loan had a principal amount of approximately $104.0 million, was secured by six properties, had a fixed interest rate of 6.40% and had interest only payments with a balloon maturity date of February 28, 2013. This mortgage loan was repaid in full on October 19, 2010, upon completion of the Offering.

Construction Loans
          On July 22, 2011, Campus Crest at Auburn, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with Compass Bank pursuant to which Compass Bank agreed to provide Campus Crest at Auburn, LLC a construction loan with a total borrowing capacity of approximately $16.3 million. The construction loan will be used to finance the development of a student housing property in Auburn, Alabama. The construction loan matures on July 22, 2014, but can be extended until October 22, 2015, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 2.95%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing.
          On June 30, 2011, Campus Crest at Orono, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with TD Bank, N.A. pursuant to which TD Bank agreed to provide Campus Crest at Orono, LLC a construction loan with a total borrowing capacity of approximately $15.2 million. The construction loan will be used to finance the development of a student housing property in Orono, Maine. The construction loan matures on June 30, 2014, but can be extended until December 31, 2015, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 2.75%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At June 30, 2011, no amounts were outstanding under this loan.
          On March 4, 2011, Campus Crest at Columbia, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with BOKF, NA (d/b/a Bank of Oklahoma), pursuant to which Bank of Oklahoma agreed to provide Campus Crest at Columbia, LLC a construction loan with a total borrowing capacity of approximately $17.0 million. The construction loan will be used to finance the development of a student housing property in Columbia, Missouri. The construction loan matures on March 4, 2014, but can be extended until March 4, 2015, subject to certain conditions. The interest rate on the construction loan is the greater of (i) LIBOR plus 3.0%, or (ii) 4.5%. Loan payments are interest only through April 2013. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At June 30, 2011, approximately $4.4 million was outstanding under this loan.
          On November 19, 2010, the Company entered into a construction loan with The PrivateBank and Trust Company of approximately $52.8 million. The construction loan will be used to finance the development of student housing properties in each of Ames, Iowa, Clarksville, Tennessee, Fort Collins, Colorado and Fort Wayne, Indiana. The construction loan initially matures on November 19, 2013, but can be extended until November 19, 2014, subject to certain conditions. The interest rate is LIBOR plus 4.75% and the construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. Loan payments are interest only through November 2012. At June 30, 2011 and December 31, 2010, approximately $7.3 million and $0 were outstanding under this loan, respectively.
          During the three and six months ended June 30, 2010, the Predecessor was a party to two construction loans which were outstanding. The first construction loan had an outstanding principal amount of approximately $148.9 million, was secured by nine properties, had an interest rate of interest LIBOR plus 1.80% (when taken together with an interest rate swap, fixed the loan’s rate at 6.0%) and had interest only payments with a balloon maturity date of October 31, 2010. The second construction loan had an outstanding principal amount of approximately $15.8 million, was secured by one property, had an interest rate equal to the greater of LIBOR plus 3.0% or 5.5% and had a maturity date of October 31, 2010. Both construction loans were repaid in full on October 19, 2010 upon completion of the Offering.
Lines of Credit
          On October 19, 2010, the Company closed a credit agreement (our “revolving credit facility”) with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility. This facility is secured by 12 of our wholly owned properties. As of June 30, 2011 and December 31, 2010, approximately $74.5 million and $42.5 million was outstanding under our revolving credit facility, respectively. At June 30, 2011, the Company had approximately $14.4 million of borrowing capacity under this facility. Borrowings under our revolving credit facility were used to repay indebtedness which existed prior to the Offering or were used to finance our required equity contribution for projects expected to be built and open for the 2011-2012 academic year or future academic years.
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
          Our revolving credit facility has an accordion feature that allows us to request an increase in the total commitments of an additional $75 million up to a total commitment of $200 million. Amounts outstanding under our revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 2.75% to 3.50% for Eurodollar Rate based borrowings and from 1.75% to 2.50% for Base Rate based borrowings. At June 30, 2011, the effective interest rate on the revolving credit facility was 2.95%.
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
          We and certain of our subsidiaries guarantee the obligations under our revolving credit facility and we and certain of our subsidiaries have pledged specified assets (including real property), stock and other interests as collateral for our revolving credit facility obligations. At June 30, 2011 and December 31, 2010, we were in compliance with the above financial covenants with respect to our revolving credit facility.
10. Incentive Plans
          The Company has adopted the 2010 Equity Incentive Compensation Plan (the “Plan”). The Plan permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors of the Company. The aggregate number of awards approved under the Plan is 2,500,000. As of June 30, 2011 and December 31, 2010, 1,968,678 shares and 2,002,236 shares, respectively, were available for issuance under the plan.
Restricted Stock Awards
          Awards to executive officers and employees of the Company vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors of the Company vest over a five year period and are subject to restriction based upon continued service on the Board of Directors of the Company.
          At June 30, 2011, unearned compensation totaled approximately $1.1 million, and will be recorded as expense over the applicable vesting period of three to five years. During the three and six months ended June 30, 2011, stock compensation expense of approximately $0.1 million and $0.2 million, respectively, was recognized as general and administrative expense in the accompanying condensed consolidated financial statements related to the vesting of restricted stock.
Restricted OP Units
          At June 30, 2011, unearned compensation totaled approximately $1.4 million, and will be recorded over the applicable vesting period of three years. During the three and six months ended June 30, 2011, approximately $0.2 million and $0.3 million, respectively, of compensation cost was recognized in the accompanying condensed consolidated financial statements relating to the vesting of restricted OP units.
          A summary of incentive plan activity as of and for the six months ended June 30, 2011 is as follows:

		Number of
	Number of	Restricted		Weighted Average
	Restricted OP	Common		Grant Date Fair
	Units	Shares	Total	Value
Nonvested balances at December 31, 2010	150,000	98,882	248,882	$12.50
Granted	—	18,192	18,192	$10.61
Forfeited	—	(1,413)	(1,413)	$12.50

Nonvested balances at June 30, 2011	150,000	115,661	265,661	$12.37

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
          As of June 30, 2011 and December 31, 2010, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying condensed consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.
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
          The following table is a summary of the terms, estimated fair values and classification on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 of the interest rate derivative contracts we were a party to at June 30, 2011 and December 31, 2010 (dollar amounts in thousands):

Interest Rate						Estimated Fair
Derivative						Value at June 30,	Estimated Fair Value at
Instrument	Hedged Item	Notional Amount		Fixed Interest Rate	Maturity Date	2011	December 31, 2010
Cap (1)	30-day LIBOR	$44,000		2.50%	January 2011	$ N/A	—
Swap (2)	30-day LIBOR	$25,488		3.44%	May 2011	N/A	(337)
Cap (1)	30-day LIBOR	$60,500		2.50%	July 2011	—	N/A
Cap (1)	30-day LIBOR	$3,126	(3)	1.25%	April 2013	29	103
Swap (1)	30-day LIBOR	$3,126	(3)	1.39%	April 2013	(261)	(115)

						$(232)	(349)

(1)	Designated as a cash flow hedge.

(2)	Not designated as a hedging instrument.

(3)	Notional amount increases to $18,701 over the life of the derivative contract.
          The table below reflects the effect of interest rate derivative instruments on the condensed consolidated and combined statements of operations for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized on Statements	June 30,		June 30,
Derivatives not Designated as Hedging Instruments	of Operations	2011	2010	2011	2010
Interest rate swaps (receive float/pay fixed):
Monthly net settlements — cash settled	Change in fair value of
	interest rate
	derivatives	$—	(1,359)	—	(2,715)
Mark to market adjustments — non-cash	Change in fair value of
	interest
	rate derivatives	141	1,514	337	2,893

Total effect of derivative instruments on the combined statements of operations		$141	155	337	178

          For the three and six months ended June 30, 2011, approximately $0.2 million was recognized in other comprehensive loss related to the effective portion of the change in fair value of interest rate derivatives designated as cash flow hedges.
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
          The following tables set forth our segment information as of and for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Student Housing Operations:
Revenues from external customers	$13,557	12,892	27,147	25,589
Operating expenses	11,441	12,110	23,174	23,738

Operating income	2,116	782	3,973	1,851
Nonoperating expenses	(640)	(3,897)	(1,540)	(7,718)

Net income (loss)	1,476	(3,115)	2,433	(5,867)
Net income (loss) attributable to noncontrolling interests	14	(2,273)	24	(4,385)

Net income (loss) attributable to stockholders and owner	$1,462	(842)	2,409	(1,482)

Depreciation and amortization	$5,148	4,592	10,245	9,280

Total segment assets at end of period	$408,661		408,661

Development, Construction and Management Services:
Revenues from external customers	$11,333	$15,081	$21,617	$30,864
Intersegment revenues	35,348	2,371	51,915	4,647

Total revenues	46,681	17,452	73,532	35,511
Operating expenses	42,738	15,815	68,078	32,090

Operating income	3,943	1,637	5,454	3,421
Nonoperating expenses	(223)	(10)	(235)	(31)

Net income	3,720	1,627	5,219	3,390
Net income attributable to noncontrolling interests	37	—	52	—

Net income attributable to stockholders and owner	$3,683	1,627	5,167	3,390

Depreciation and amortization	$22	23	46	46

Total segment assets at end of period	$13,140		13,140

Reconciliations:
Total segment revenues	$60,238	$30,344	100,679	$61,100
Elimination of intersegment revenues	(35,348)	(2,371)	(51,915)	(4,647)

Total combined revenues	$24,890	$27,973	48,764	$56,453

Segment operating income	$6,059	2,419	9,427	5,272
Interest expense	(1,360)	(6,217)	(2,735)	(10,686)
Change in fair value of interest rate derivatives	141	155	337	178
Net unallocated expenses and eliminations	(5,119)	(1,330)	(7,463)	(2,905)
Equity in loss of unconsolidated entities	(340)	(114)	(635)	(194)
Other income	55	12	154	45
Income tax provision	(77)	—	(200)	—

Net loss	$(641)	(5,075)	(1,115)	(8,290)

Total segment assets	$421,801		421,801
Unallocated corporate assets and eliminations	3,125		3,125

Total assets	$424,926		424,926

13. Commitments and Contingencies
Commitments
          In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At June 30, 2011, management does not anticipate any material deviations from schedule or budget related to development projects currently in progress.
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
Forward-looking Statements
          This report contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect us include but are not limited to:
•	the factors discussed in our Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2010, including those set forth under Risk Factors in Item 1A;

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or otherwise;

•	the operating performance of our properties;

•	the success of our development and construction activities;

•	changes on the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	the availability of and our ability to attract and retain qualified personnel;

•	changes in our business and growth strategies and in our ability to consummate additional joint venture transactions;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing, including financing for development and construction activities;

•	the availability of attractive development and/or acquisition opportunities in properties that satisfy our investment criteria, including our ability to identify and consummate successful property developments and property acquisitions;

•	the credit quality of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts (“REITs”); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.
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
          As of June 30, 2011, we owned interests in 27 operating student housing properties containing approximately 5,048 apartment units and 13,580 beds. All of our properties are recently built, with an average age of approximately 2.5 years as of June 30, 2011. We wholly own 21 properties, containing approximately 3,920 apartment units and

10,528 beds, and own six properties, containing approximately 1,128 apartment units and 3,052 beds, through a joint venture with Harrison Street Real Estate (“HSRE”), in which we own a 49.9% interest. Within the last 12 months, we completed construction of three of these joint venture properties, which commenced operations in August 2010. We expect to complete construction and commence operations at four wholly owned properties and two joint venture properties in August 2011. All of our communities contain modern apartment units with many resort-style amenities.
          We derive substantially all of our revenue from student housing rental, student housing services, construction and development services and management services. As of June 30, 2011, the average occupancy for our 27 properties was approximately 90%. The average monthly total revenue (including rental and service revenue) per occupied bed (“RevPOB”) was approximately $477 and $476 for the three and six months ended June 30, 2011, respectively. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.
          We intend to pay regular quarterly distributions to our common stockholders in amounts that meet or exceed the requirements for our qualification as a REIT. Although we currently anticipate making distributions to our common stockholders in cash to the extent cash is available for such purpose, we may, in the sole discretion of our board of directors, make a distribution of capital or of assets or a taxable distribution of our stock (as part of a distribution in which stockholders may elect to receive stock or, subject to a limit measured as a percentage of the total distribution, cash). On July 13, 2011, we paid a dividend for the second quarter of 2011 of $0.16 per share of common stock to our stockholders of record as of June 29, 2011.
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
Our Relationship With HSRE
          At June 30, 2011, we were party to two joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. We have developed, or are currently developing, nine properties in partnership with HSRE with total aggregate cost of approximately $176.5 million.
          HSRE I. HSRE-Campus Crest I, LLC (“HSRE I”) indirectly owns 100% interests in the following six properties at June 30, 2011: The Grove at Conway, The Grove at Huntsville, The Grove at Lawrence, The Grove at Moscow, The Grove at San Angelo and The Grove at Statesboro. At June 30, 2011, the Company owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%.
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
          In general, we are responsible for the day-to-day management of HSRE IV’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity and budgeting) must be approved by us and HSRE. In addition to distributions to which we would be entitled as an investor in HSRE IV, we receive fees for providing services to HSRE IV pursuant to development and construction agreements and property management agreements. Generally, we earn development fees equal to approximately 4% of the total cost of each property developed by HSRE IV (excluding the cost of land and financing costs), construction fees equal to approximately 5% of the construction costs of each property developed by HSRE IV and management fees equal to approximately 3% of the gross revenues and 3% of the net operating income of operating properties held by HSRE IV. In addition, we receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IV exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project. In connection with HSRE IV, we amended HSRE’s right of first opportunity, originally granted with respect to HSRE I. HSRE now has the right to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested $50 million in HSRE IV or caused HSRE IV to decline three development opportunities in any calendar year. As of August 5, 2011, HSRE had funded approximately $11.3 million of the $50 million right of first opportunity. The terms of the HSRE IV venture do not prohibit us from developing a wholly owned student housing property for our own account.
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
Development, Construction and Management Services
          The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. HSRE IV, in which we have a 20% interest, is currently building two student housing properties with completion targeted for the 2011-2012 academic year. We receive fees for providing development and construction services to HSRE IV. Similarly, we will receive management fees for managing properties owned by HSRE IV once they are placed in service. No assurance can be given that HSRE IV will be successful in developing student housing properties as currently contemplated or those currently under construction.
Results of Operations
          From our formation through October 18, 2010, we did not have material or significant corporate activity, other than the issuance of one share of common stock to the Predecessor’s parent entity in connection with our initial capitalization and other activities in preparation for the Offering. Accordingly, we believe that a discussion of our results of operations for the three and six months ended June 30, 2010 would not be meaningful, and we have therefore set forth a discussion comparing the consolidated operating results of our operations for the three and six months ended June 30, 2011, and the Predecessor’s historical combined results of operations for the three and six months ended June 30, 2010. The historical results of operations presented below should be reviewed in conjunction with the notes to the condensed consolidated and combined financial statements included elsewhere in this report.
Comparison of the Three Months Ended June 30, 2011 and June 30, 2010
          As of June 30, 2011, our property portfolio consisted of 21 consolidated operating properties, containing approximately 3,920 apartment units and 10,528 beds, and six operating properties held in an unconsolidated joint venture, containing approximately 1,128 apartment units and 3,052 beds.
          In October 2010, we acquired from HSRE the remaining interest in Campus Crest at San Marcos, LLC, which owns The Grove at San Marcos. Prior to this transaction, The Grove at San Marcos was wholly owned by a real estate venture in which the Company and HSRE are members and we accounted for our ownership interest in The Grove at San Marcos under the equity method of accounting. Subsequent to our acquisition of this interest, we consolidated the results of operations of The Grove at San Marcos.
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
          In November 2009, we sold The Grove at Milledgeville to an affiliate of HSRE and we retained an indirect ownership interest of 5%. Since we had the contractual obligation to, and did, repurchase this ownership interest in The Grove at Milledgeville upon completion of the Offering, we did not account for this transaction as a sale for financial reporting purposes. Accordingly, the operations of The Grove at Milledgeville have been combined for the three months ended June 30, 2010.

          The following table presents our results of operations for the three months ended June 30, 2011 and 2010, including the amount and percentage change in these results between the periods:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	Change	Change
	2011	2010	($)	(%)
		(unaudited and in thousands)
Revenues:
Student housing rental	$13,019	12,308	711	5.8%
Student housing services	538	584	(46)	(7.9)%
Development, construction and management services	11,333	15,081	(3,748)	(24.9)%

Total revenues	24,890	27,973	(3,083)	(11.0)%
Operating expenses:
Student housing operations	6,356	6,907	(551)	(8.0)%
Development, construction and management services	10,611	14,029	(3,418)	(24.4)%
General and administrative	1,722	1,234	488	39.5%
Ground leases	52	47	5	10.6%
Depreciation and amortization	5,209	4,667	542	11.6%

Total operating expenses	23,950	26,884	(2,934)	(10.9)%
Equity in loss of unconsolidated entities	(340)	(114)	(226)	198.2%

Operating income	600	975	(375)	(38.5)%
Nonoperating income (expense):
Interest expense	(1,360)	(6,217)	4,857	(78.1)%
Change in fair value of interest rate derivatives	141	155	(14)	(9.0)%
Other income (expense)	55	12	43	358.3%

Total nonoperating expenses	(1,164)	(6,050)	4,886	(80.8)%

Loss before income taxes	(564)	(5,075)	4,511	(88.9)%
Income tax expense	(77)	—	(77)	N/A

Net loss	(641)	(5,075)	4,434	(87.4)%
Net loss attributable to noncontrolling interest	(3)	(2,913)	2,910	(99.9)%

Net loss attributable to Campus Crest Communities, Inc. and Predecessor	$(638)	(2,162)	1,524	(70.5)%

Student Housing Operations
          Revenues (which include student housing rental and student housing service revenues) in the student housing operations segment increased by approximately $0.7 million, while operating expenses decreased by approximately $0.6 million, for the three months ended June 30, 2011 as compared to 2010. The increase in revenues was primarily due to the inclusion of operating results from The Grove at San Marcos, which subsequent to the Offering became a consolidated property. RevPOB for consolidated properties remained flat at $482 for the three months ended June 30, 2011 and 2010. Operating expenses decreased due to reductions in marketing and repairs and maintenance expenses, offset by an increase due to the consolidation of the operating results of The Grove at San Marcos in the three month period ended June 30, 2011.
          New Property Operations. In October 2010, we acquired from HSRE the remaining interest in The Grove at San Marcos. Prior to the acquisition of this interest, the Company accounted for its ownership interest in this property under the equity method. Subsequent to our acquisition of this interest, we consolidated the results of operations of The Grove at San Marcos. The Grove at San Marcos contributed approximately $0.8 million of revenues and approximately $0.4 million of operating expenses for the three months ended June 30, 2011. For the three months ended June 30, 2010, our share of the contribution from The Grove at San Marcos was included as equity in loss from unconsolidated entities. In August 2010, we opened three new properties that were developed by us, each of which is owned by an unconsolidated joint venture. The three properties that opened in 2010 are discussed below under the heading “—Equity in Loss of Unconsolidated Entities.”

          “Same-Store” Property Operations. We had 20 properties that were operating for both the three months ended June 30, 2011 and 2010. These properties contributed approximately $12.7 million of revenues and approximately $6.0 million of operating expenses for the three months ended June 30, 2011 as compared to approximately $12.9 million of revenues and approximately $6.9 million of operating expenses for the three months ended June 30, 2010. Average occupancy at our “same-store” properties slightly decreased to approximately 88% for the three months ended June 30, 2011 as compared to approximately 89% for the three months ended June 30, 2010 and RevPOB decreased to approximately $478 for the three months ended June 30, 2011 as compared to approximately $482 for the three months ended June 30, 2010 as a result of lower student housing services revenue.
Development, Construction and Management Services
          Revenues and operating expenses in the development, construction and management services segment decreased by approximately $3.7 million and approximately $3.4 million, respectively, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decreases in development, construction and management services revenues and operating expenses were primarily due to a decrease in the number of unconsolidated joint venture properties under construction, which totaled three for the three months ended June 30, 2010 as compared to two unconsolidated joint venture properties for the three months ended June 30, 2011. Additionally, a larger ownership percentage in these unconsolidated joint venture properties resulted in the elimination of a greater percentage of revenues and operating expenses upon consolidation.
          Our ability to generate revenues and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to existing ventures or new joint ventures, as well as our proportionate ownership of any such joint ventures. We commenced building four student housing properties for our own account for the 2011-2012 academic year, which are included in our consolidated financial statements and do not generate development, construction and management services revenues and operating expenses for us on a consolidated basis. We expect to complete construction of these four student housing properties and commence operations in August 2011.
General and Administrative
          General and administrative expenses increased from approximately $1.2 million for the three months ended June 30, 2010 to approximately $1.7 million for the three months ended June 30, 2011. This increase was due to an increase in non-cash employee compensation expense related to share based incentive compensation, as well as increases in professional fees related to legal and accounting services.
Depreciation and Amortization
          Depreciation and amortization expense increased from approximately $4.7 million for the three months ended June 30, 2010 to approximately $5.2 million for the three months ended June 30, 2011. This increase was primarily due to the consolidation of the operating results of The Grove at San Marcos during the three month period ended June 30, 2011.
Equity in Loss of Unconsolidated Entities
          Equity in loss of unconsolidated entities, which represents our share of the net loss from unconsolidated entities in which we have a noncontrolling interest, increased from a loss of $0.1 million for the three months ended June 30, 2010 to a loss of $0.3 million for the three months ended June 30, 2011. This increase was due to an increase in our ownership interest in HSRE I from 10% for the three months ended June 30, 2010 as compared to 49.9% for the three months ended June 30, 2011, as well as the opening of three new student housing properties in the HSRE I venture in the fall of 2010. Due to depreciation expense, each of these new properties generated a net loss which we participated in at our ownership percentage.

Nonoperating Income (Expenses)
          Interest Expense. Interest expense decreased from approximately $6.2 million for the three months ended June 30, 2010 to approximately $1.4 million for the three months ended June 30, 2011. This decrease was primarily due to lower outstanding indebtedness during the three months ended June 30, 2011 as compared to June 30, 2010 due to the change in the Company’s capital structure as a result of the Offering and Formation Transactions. Additionally, outstanding indebtedness for the three months ended June 30, 2011 had a lower effective borrowing rate than outstanding indebtedness for the three months ended June 30, 2010.
          Change in Fair Value of Interest Rate Derivatives. Change in fair value of interest rate derivatives decreased from a gain of approximately $0.2 million for the three months ended June 30, 2010 to a gain of approximately $0.1 million for the three months ended June 30, 2011. This change was due to a decrease of approximately $1.3 million related to cash settlements on interest rate swaps, offset by a decrease in non-cash mark to market adjustments on interest rate swaps of approximately $1.4 million.
          Other Income (Expense). Other income increased from approximately $0 for the three months ended June 30, 2010 to approximately $0.1 million for the three months ended June 30, 2011. This change was due to an increase in preferred interest income from unconsolidated entities.
Income Tax Expense
          Provision for income taxes increased from $0 for the three months ended June 30, 2010 to approximately $0.1 million for the three months ended June 30, 2011. This increase was due to federal and state income tax related to our taxable REIT subsidiaries. Prior to October 2010, no provision for income tax was recorded as all income and losses of the Predecessor were allocated to partners or members of Predecessor owned entities.
Comparison of the Six Months Ended June 30, 2011 and June 30, 2010
          As of June 30, 2011, our property portfolio consisted of 21 consolidated operating properties, containing approximately 3,920 apartment units and 10,528 beds, and six operating properties held in an unconsolidated joint venture, containing approximately 1,128 apartment units and 3,052 beds.
          In October 2010, we acquired from HSRE the remaining interest in Campus Crest at San Marcos, LLC, which owns The Grove at San Marcos. Prior to this transaction, The Grove at San Marcos was wholly owned by a real estate venture in which the Company and HSRE are members and we accounted for our ownership interest in The Grove at San Marcos under the equity method of accounting. Subsequent to our acquisition of this interest, we consolidated the results of operations of The Grove at San Marcos.
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
          In November 2009, we sold The Grove at Milledgeville to an affiliate of HSRE and we retained an indirect ownership interest of 5%. Since we had the contractual obligation to, and did, repurchase this ownership interest in The Grove at Milledgeville upon completion of the Offering, we did not account for this transaction as a sale for financial reporting purposes. Accordingly, the operations of The Grove at Milledgeville have been combined for the six months ended June 30, 2010.

          The following table presents our results of operations for the six months ended June 30, 2011 and 2010, including the amount and percentage change in these results between the periods:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	Change	Change
	2011	2010	($)	(%)
		(unaudited and in thousands)
Revenues:
Student housing rental	$26,171	24,443	1,728	7.1%
Student housing services	976	1,146	(170)	(14.8)%
Development, construction and management services	21,617	30,864	(9,247)	(30.0)%

Total revenues	48,764	56,453	(7,689)	(13.6)%
Operating expenses:
Student housing operations	12,824	13,301	(477)	(3.6)%
Development, construction and management services	19,836	28,644	(8,808)	(30.7)%
General and administrative	3,670	2,618	1,052	40.2%
Ground leases	104	94	10	10.6%
Depreciation and amortization	10,366	9,429	937	9.9%

Total operating expenses	46,800	54,086	(7,286)	(13.5)%
Equity in loss of unconsolidated entities	(635)	(194)	(441)	227.3%

Operating income	1,329	2,173	(844)	(38.8)%
Nonoperating income (expense):
Interest expense	(2,735)	(10,686)	7,951	(74.4)%
Change in fair value of interest rate derivatives	337	178	159	89.3%
Other income (expense)	154	45	109	242.2%

Total nonoperating expenses	(2,244)	(10,463)	8,219	(78.6)%

Loss before income taxes	(915)	(8,290)	7,375	(89.0)%
Income tax expense	(200)	—	(200)	N/A

Net loss	(1,115)	(8,290)	7,175	(86.6)%
Net loss attributable to noncontrolling interest	(5)	(5,025)	5,020	(99.9)%

Net loss attributable to Campus Crest Communities, Inc. and Predecessor	$(1,110)	(3,265)	2,155	(66.0)%

Student Housing Operations
          Revenues (which include student housing rental and student housing service revenues) in the student housing operations segment increased by approximately $1.6 million, while operating expenses decreased by approximately $0.5 million, for the six months ended June 30, 2011 as compared to 2010. The increase in revenues was primarily due to the inclusion of operating results from The Grove at San Marcos, which subsequent to the Offering became a consolidated property. RevPOB for consolidated properties increased to $483 for the six months ended June 30, 2011 as compared to $482 for the six months ended June 30, 2010. Operating expenses decreased due to reductions in marketing, repairs and maintenance and property-related professional fees, offset by an increase due to the consolidation of the operating results of The Grove at San Marcos in the six month period ended June 30, 2011.
          New Property Operations. In October 2010, we acquired from HSRE the remaining interest in The Grove at San Marcos. Prior to the acquisition of this interest, the Company accounted for its ownership interest in this property under the equity method. Subsequent to our acquisition of this interest, we consolidated the results of operations of The Grove at San Marcos. The Grove at San Marcos contributed approximately $1.7 million of revenues and approximately $0.7 million of operating expenses for the six months ended June 30, 2011. For the six months ended June 30, 2010, our share of the contribution from The Grove at San Marcos was included as equity in loss from unconsolidated entities. In August 2010, we opened three new properties that were developed by us, each of which is owned by an unconsolidated joint venture. The three properties that opened in 2010 are discussed below under the heading “—Equity in Loss of Unconsolidated Entities.”

          “Same-Store” Property Operations. We had 20 properties that were operating for both the six months ended June 30, 2011 and 2010. These properties contributed approximately $25.4 million of revenues and approximately $12.1 million of operating expenses for the six months ended June 30, 2011 as compared to approximately $25.6 million of revenues and approximately $13.3 million of operating expenses for the six months ended June 30, 2010. Average occupancy at our “same-store” properties remained flat at approximately 88% for the six months ended June 30, 2011 and 2010. RevPOB decreased to approximately $478 for the six months ended June 30, 2011 as compared to approximately $482 for the six months ended June 30, 2010 as a result of lower student housing services revenue.
Development, Construction and Management Services
          Revenues and operating expenses in the development, construction and management services segment decreased by approximately $9.2 million and approximately $8.8 million, respectively, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decreases in development, construction and management services revenues and operating expenses were primarily due to a decrease in the number of unconsolidated joint venture properties under construction, which totaled three for the six months ended June 30, 2010 as compared to two unconsolidated joint venture properties for the six months ended June 30, 2011. Additionally, a larger ownership percentage in these unconsolidated joint venture properties resulted in the elimination of a greater percentage of revenues and operating expenses upon consolidation.
          Our ability to generate revenues and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to existing ventures or new joint ventures, as well as our proportionate ownership of any such joint ventures. We commenced building four student housing properties for our own account for the 2011-2012 academic year, which are included in our consolidated financial statements and do not generate development, construction and management services revenues and operating expenses for us on a consolidated basis. We expect to complete construction of these four student housing properties and commence operations in August 2011.
General and Administrative
          General and administrative expenses increased from approximately $2.6 million for the six months ended June 30, 2010 to approximately $3.7 million for the six months ended June 30, 2011. This increase was due to an increase in non-cash employee compensation expense related to share based incentive compensation, as well as increases in professional fees related to legal and accounting services.
Depreciation and Amortization
          Depreciation and amortization expense increased from approximately $9.4 million for the six months ended June 30, 2010 to approximately $10.4 million for the six months ended June 30, 2011. This increase was primarily due to the consolidation of the operating results of The Grove at San Marcos during the six month period ended June 30, 2011.
Equity in Loss of Unconsolidated Entities
          Equity in loss of unconsolidated entities, which represents our share of the net loss from unconsolidated entities in which we have a noncontrolling interest, increased from a loss of $0.2 million for the six months ended June 30, 2010 to a loss of $0.6 million for the six months ended June 30, 2011. This increase was due to an increase in our ownership interest in HSRE I from 10% for the six months ended June 30, 2010 as compared to 49.9% for the six months ended June 30, 2011, as well as the opening of three new student housing properties in the HSRE I venture in the fall of 2010. Due to depreciation expense, each of these new properties generated a net loss which we participated in at our ownership percentage.

Nonoperating Income (Expenses)
          Interest Expense. Interest expense decreased from approximately $10.7 million for the six months ended June 30, 2010 to approximately $2.7 million for the six months ended June 30, 2011. This decrease was primarily due to lower outstanding indebtedness during the six months ended June 30, 2011 as compared to June 30, 2010 due to the change in the Company’s capital structure as a result of the Offering and Formation Transactions. Additionally, outstanding indebtedness for the six months ended June 30, 2011 had a lower effective borrowing rate than outstanding indebtedness for the six months ended June 30, 2010.
          Change in Fair Value of Interest Rate Derivatives. Change in fair value of interest rate derivatives increased from a gain of approximately $0.2 million for the six months ended June 30, 2010 to a gain of approximately $0.3 million for the six months ended June 30, 2011. This change was due to a decrease of approximately $2.7 million related to cash settlements on interest rate swaps, offset by a decrease in non-cash mark to market adjustments on interest rate swaps of approximately $2.6 million.
          Other Income (Expense). Other income increased from approximately $0 for the six months ended June 30, 2010 to approximately $0.2 million for the six months ended June 30, 2011. This change was due to an increase in preferred interest income from unconsolidated entities.
Income Tax Expense
          Provision for income taxes increased from $0 for the six months ended June 30, 2010 to approximately $0.2 million for the six months ended June 30, 2011. This increase was due to federal and state income tax related to our taxable REIT subsidiaries. Prior to October 2010, no provision for income tax was recorded as all income and losses of the Predecessor were allocated to partners or members of Predecessor owned entities.
Cash Flows
Comparison of Six Months Ended June 30, 2011 and June 30, 2010
Operating Activities
          Net cash provided by operating activities was approximately $11.4 million for the six months ended June 30, 2011 as compared to approximately $2.7 million for the six months ended June 30, 2010, an increase of approximately $8.7 million. Working capital accounts provided approximately $0.6 million for the six months ended June 30, 2011 while approximately $2.3 million was provided by working capital accounts for the six months ended June 30, 2010, representing a decrease in cash provided of approximately $1.7 million. This change was driven by the timing of third-party construction billings and cash collections during the six months ended June 30, 2011.
Investing Activities
          Net cash used in investing activities totaled approximately $39.1 million for the six months ended June 30, 2011 as compared to approximately $2.7 million for the six months ended June 30, 2010, an increase of approximately $36.4 million. This increase was due to significantly increased development and construction activity related to consolidated properties in the six month period ended June 30, 2011 as compared to the six month period ended June 30, 2010, offset by cash received from HSRE related to the contribution of ownership interests in The Grove at Denton and The Grove at Valdosta to HSRE IV.
Financing Activities
          Net cash provided by financing activities totaled approximately $34.1 million for the six months ended June 30, 2011 as compared to approximately $0.1 million for the six months ended June 30, 2010, an increase of approximately $34.0 million. This increase was due to draws on our revolving credit facility and secured, project-specific construction loans to fund increased development and construction activity for wholly owned student housing properties and to fund investments in HSRE IV, partially offset by distributions paid to stockholders and noncontrolling interests.

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
Principal Capital Resources
          On October 19, 2010, we closed a credit agreement (our “revolving credit facility”) with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility. This facility is secured by 12 of our wholly owned properties. Affiliates of Citigroup Global Markets Inc. act as administrative agent, collateral agent, lead arranger and book running manager, and affiliates of Raymond James & Associates, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Barclays Capital Inc. and RBC Capital Markets Corporation (together with other financial institutions) act as lenders under our revolving credit facility. As of June 30, 2011, approximately $74.5 million was outstanding under our revolving credit facility and approximately $14.4 million of borrowing capacity was available under this facility.
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
          On July 22, 2011, Campus Crest at Auburn, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with Compass Bank pursuant to which Compass Bank agreed to provide Campus Crest at Auburn, LLC a construction loan with a total borrowing capacity of approximately $16.3 million. The construction loan will be used to finance the development of a student housing property in Auburn, Alabama. The construction loan matures on July 22, 2014, but can be extended until October 22, 2015, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 2.95%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing.
          On June 30, 2011, Campus Crest at Orono, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with TD Bank, N.A. pursuant to which TD Bank agreed to provide Campus Crest at Orono, LLC a construction loan with a total borrowing capacity of approximately $15.2 million. The construction loan will be used to finance the development of a student housing property in Orono, Maine. The construction loan matures on June 30, 2014, but can be extended until December 31, 2015, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 2.75%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At June 30, 2011, no amounts were outstanding under this loan.
          On March 4, 2011, Campus Crest at Columbia, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with BOKF, NA (d/b/a Bank of Oklahoma), pursuant to which Bank of Oklahoma agreed to provide Campus Crest at Columbia, LLC a construction loan with a total borrowing capacity of approximately $17.0 million. The construction loan will be used to finance the development of a student housing property in Columbia, Missouri. The construction loan matures on March 4, 2014, but can be extended until March 4, 2015, subject to certain conditions. The interest rate on the construction loan is the greater of (i) LIBOR plus 3.0%, or (ii) 4.5%. Loan payments are interest only through April 2013. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At June 30, 2011, approximately $4.4 million was outstanding under this loan.
          On November 19, 2010, the Company entered into a construction loan with The PrivateBank and Trust Company of approximately $52.8 million. The construction loan will be used to finance the development of student housing properties in each of Ames, Iowa, Clarksville, Tennessee, Fort Collins, Colorado and Fort Wayne, Indiana. The construction loan initially matures on November 19, 2013, but can be extended until November 19, 2014, subject to certain conditions. The interest rate is LIBOR plus 4.75% and the construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. Loan payments are interest only through November 2012. At June 30, 2011 and December 31, 2010, approximately $7.3 million and $0, respectively, were outstanding under this loan.
          In addition to borrowings under our revolving credit facility, we may also use non-recourse mortgage financing to make acquisitions or refinance short-term borrowings under our revolving credit facility. We may also seek to raise additional capital through the issuance of our common stock, preferred stock, OP units and debt or other securities or through property dispositions or joint venture transactions. Any debt incurred or issued by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as we deem prudent. Our ability to access the lending and capital markets will be dependent on a number of factors, including general market conditions for REITs, our historical and anticipated financial condition, liquidity, results of operations, FFO and market perceptions about us and our competitors.
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
          One of our unconsolidated entities has approximately $24.8 million of construction debt that matures on November 15, 2011. We expect that the unconsolidated entity will close on a mortgage loan, or acquire other, longer-term financing, prior to the loan’s maturity date or execute a modification to the terms of the construction loan which will extend the loan’s maturity date. As discussed in note 8 to the accompanying condensed consolidated and combined financial statements contained in Part I herein, the Company is the guarantor of this construction loan.
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
          We are currently building six new student housing properties, four of which are wholly owned by us and two of which are owned by a joint venture with HSRE in which we own a 20% interest. We expect to complete construction and commence operations at each of these properties in August 2011, for the 2011-2012 academic year. For each of these projects, we commenced construction subsequent to significant pre-development activities. We estimate that the cost to complete all four wholly owned properties will be approximately $87.5 million. Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint venture with HSRE, and we estimate that the cost to complete the two joint venture properties will be approximately $46.1 million and our pro rata share will be approximately $3.9 million. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). We have financed the construction of these six properties through borrowings under our revolving credit facility, project-specific construction indebtedness (including the project-specific indebtedness described in note 9 to the condensed consolidated and combined financial statements) and contributions from HSRE.

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
Commitments
          The following table summarizes our contractual commitments as of June 30, 2011 (including future interest payments) (in thousands):

Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter

Long-term debt obligations (1)	$147,064	82	83,191	6,003	57,788
Interest payments on outstanding debt obligations	23,519	3,265	9,690	7,219	3,345
Operating lease obligations	22,767	328	1,549	1,253	19,637
Purchase obligations (2)	26,406	26,406	—	—	—
Other long-term liabilities	261	—	261	—	—

Total	$220,017	30,081	94,691	14,475	80,770

(1)	Obligations do not include debt maturities related to unconsolidated entities. Unconsolidated entities have long-term debt obligations of approximately $102.7 million, which mature at various dates through 2013. The Company is the guarantor of these loans.

(2)	Obligations relate to subcontracts executed by Campus Crest Construction, LLC, to complete projects under construction at June 30, 2011.
Off-Balance Sheet Arrangements
HSRE Joint Venture
          We use joint venture arrangements to finance certain of our properties. As discussed above, at June 30, 2011, we were party to two joint venture arrangements with HSRE. The first venture, in which we own a 49.9% interest and account for under the equity method, owns 100% interests in six operating properties. The second venture, in which we own a 20% interest and account for under the equity method, owns 100% interests in two properties currently under construction, with completion targeted for the 2011-2012 academic year. At June 30, 2011, these ventures had a total of approximately $102.7 million of outstanding construction debt. As discussed in note 8 to the accompanying condensed consolidated and combined financial statements contained in Part I herein, the Company is the guarantor of the debt held in these unconsolidated entities.
Funds From Operations (FFO)
          FFO is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National

Association of Real Estate Investment Trusts (“NAREIT”). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
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
          While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net loss as presented in the condensed consolidated and combined financial statements included elsewhere in this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with U.S. GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with U.S. GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
          The following table presents a reconciliation of our FFO to our net loss for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(641)	(5,075)	(1,115)	(8,290)
Real estate related depreciation and amortization	5,148	4,592	10,245	9,280
Real estate related depreciation and amortization — unconsolidated entities	637	100	1,159	157

Funds from operations (“FFO”)	$5,144	(383)	10,289	1,147

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
FFO	$5,144	(383)	10,289	1,147
Elimination of change in fair value of interest rate derivatives	(141)	(1,514)	(337)	(2,893)

Funds from operations adjusted (“FFOA”)	$5,003	(1,897)	9,952	(1,746)

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of June 30, 2011, approximately $86.2 million of our aggregate indebtedness (approximately 59% of total indebtedness) was subject to variable interest rates.
          If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.9 million annually. This assumes that the amount outstanding under our variable rate debt remains at $86.2 million, the balance as of June 30, 2011.
          We may in the future use derivative financial instruments to manage, or hedge, interest rate risk related to variable rate borrowings outstanding under our revolving credit facility. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.
Item 1A. Risk Factors
          For a discussion of our potential risks and uncertainties, see the section entitled “Risk Factors” beginning on page 9 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. [Removed and Reserved]
Item 5. Other Information
          None.
Item 6. Exhibits

Exhibit
Number	Description of Document
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets of Campus Crest Communities, Inc., (ii) the Condensed Consolidated and Combined Statements of Operations of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, (iii) the Condensed Consolidated Statement of Changes in Equity and Comprehensive Loss of Campus Crest Communities, Inc., (iv) the Condensed Consolidated and Combined Statements of Cash Flows of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, and (v) related notes to the Condensed Consolidated and Combined Financial Statements of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     Dated: August 5, 2011

CAMPUS CREST COMMUNITIES, INC.
By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets of Campus Crest Communities, Inc., (ii) the Condensed Consolidated and Combined Statements of Operations of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, (iii) the Condensed Consolidated Statement of Changes in Equity and Comprehensive Loss of Campus Crest Communities, Inc., (iv) the Condensed Consolidated and Combined Statements of Cash Flows of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, and (v) related notes to the Condensed Consolidated and Combined Financial Statements of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.