Form 10-Q
period 2011-09-30
Campus Crest Communities, Inc.
filed 2011-11-04
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011

Common Stock, $0.01 par value per share	30,711,761 shares

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Page No.
Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets of Campus Crest Communities, Inc. as of September 30, 2011 and December 31, 2010	1
Condensed Consolidated Statement of Operations of Campus Crest Communities, Inc. and Condensed Combined Statement of Operations of Campus Crest Communities Predecessor for the three and nine months ended September 30, 2011 and 2010	2
Condensed Consolidated Statement of Changes in Equity and Comprehensive Loss of Campus Crest Communities, Inc. for the nine months ended September 30, 2011	3
Condensed Consolidated Statement of Cash Flows of Campus Crest Communities, Inc. and Condensed Combined Statement of Cash Flows of Campus Crest Communities Predecessor for the nine months ended September 30, 2011 and 2010	4
Notes to Condensed Consolidated Financial Statements of Campus Crest Communities, Inc. and Condensed Combined Financial Statements of Campus Crest Communities Predecessor	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	43
Item 4. Controls and Procedures	43
Part II. Other Information
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 4. [Removed and Reserved]	44
Item 5. Other Information	44
Item 6. Exhibits	44
SIGNATURES	46
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

Item 1. Financial Statements
CAMPUS CREST COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Investment in real estate, net:
Student housing properties	$461,333	372,746
Accumulated depreciation	(71,417)	(57,463)
Development in process	32,808	24,232

Investment in real estate, net	422,724	339,515
Investment in unconsolidated entities	16,751	13,751
Cash and cash equivalents	9,457	2,327
Restricted cash and investments	2,352	3,305
Student receivables, net of allowance for doubtful accounts of $1,238 and $431 at September 30, 2011 and December 31, 2010, respectively	1,578	954
Cost and earnings in excess of construction billings	3,530	1,827
Other assets	10,452	9,578

Total assets	$466,844	371,257

Liabilities and equity
Liabilities:
Mortgage and construction loans	$149,178	60,840
Lines of credit and other debt	43,552	42,500
Accounts payable and accrued expenses	31,575	14,597
Other liabilities	11,056	6,530

Total liabilities	235,361	124,467

Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 30,706,527 and 30,682,215 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	307	307
Additional paid-in capital	248,640	248,515
Accumulated deficit and distributions	(20,929)	(5,491)
Accumulated other comprehensive loss	(425)	(172)

Total Campus Crest Communities, Inc. stockholders’ equity	227,593	243,159
Noncontrolling interests	3,890	3,631

Total equity	231,483	246,790

Total liabilities and equity	$466,844	371,257

See accompanying notes to condensed consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	Campus Crest	Campus Crest	Campus Crest	Campus Crest
	Communities,	Communities	Communities,	Communities
	Inc.	Predecessor	Inc.	Predecessor
Revenues:
Student housing rental	$14,883	12,247	41,054	36,690
Student housing services	686	376	1,662	1,521
Development, construction and management services	4,827	4,256	26,444	35,121

Total revenues	20,396	16,879	69,160	73,332

Operating expenses:
Student housing operations	7,262	6,485	20,086	19,786
Development, construction and management services	4,393	4,378	24,229	33,022
General and administrative	1,253	1,174	4,923	3,792
Ground leases	52	59	156	153
Depreciation and amortization	4,873	4,507	15,239	13,935

Total operating expenses	17,833	16,603	64,633	70,688

Equity in loss of unconsolidated entities	(309)	(49)	(944)	(243)

Operating income	2,254	227	3,583	2,401

Nonoperating income (expense):
Interest expense	(1,922)	(6,708)	(4,657)	(17,395)
Change in fair value of interest rate derivatives	(22)	178	315	356
Other income	118	1	272	45

Total nonoperating expenses, net	(1,826)	(6,529)	(4,070)	(16,994)

Income (loss) before income taxes	428	(6,302)	(487)	(14,593)
Income tax expense	(14)	—	(214)	—

Net income (loss)	414	(6,302)	(701)	(14,593)
Net income (loss) attributable to noncontrolling interests	6	(2,264)	1	(7,290)

Net income (loss) attributable to Campus Crest Communities, Inc. and Predecessor	$408	(4,038)	(702)	(7,303)

Net income (loss) per share attributable to Campus Crest Communities, Inc. common stockholders:
Basic and diluted	$0.01		(0.02)

Weighted-average common shares outstanding:
Basic	30,724		30,717

Diluted	31,160		30,717

Distributions per common share	$(0.16)		(0.48)

See accompanying notes to condensed consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Total
						Campus Crest
					Accumulated	Communities,
	Number of		Additional	Accumulated	Other	Inc.
	Common	Common	Paid-In	Deficit and	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Stock	Capital	Distributions	Loss	Equity	Interests	Equity
Balance, December 31, 2010	30,682	$307	248,515	(5,491)	(172)	243,159	3,631	246,790
Distributions	—	—	—	(14,736)	—	(14,736)	(210)	(14,946)
Issuance of restricted stock	25	—	—	—	—	—	—	—
Amortization of restricted stock awards and OP units	—	—	259	—	—	259	468	727
Costs related to initial public offering	—	—	(134)	—	—	(134)	—	(134)
Comprehensive loss:
Change in fair value of interest rate derivatives	—	—	—	—	(253)	(253)	—	(253)
Net income (loss)	—	—	—	(702)	—	(702)	1	(701)

Total comprehensive loss								(954)

Balance, September 30, 2011	30,707	$307	248,640	(20,929)	(425)	227,593	3,890	231,483

See accompanying notes to condensed consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND
CAMPUS CREST COMMUNITIES PREDECESSOR
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	Campus Crest Communities, Inc.	Campus Crest Communities Predecessor
Operating activities:
Net loss	$(701)	(14,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,239	13,935
Amortization of deferred financing costs	898	637
Loss on disposal of assets	58	—
Accretion of interest expense	—	3,481
Bad debt expense	832	260
Change in fair value of interest rate derivatives	(337)	(4,437)
Equity in loss of unconsolidated entities	944	243
Compensation expense related to share based payments	195	—
Changes in operating assets and liabilities:
Restricted cash and investments	953	(638)
Student receivables	(1,456)	(1,001)
Construction billings	(1,810)	(371)
Accounts payable and accrued expenses	3,322	8,330
Other	3,667	(3,325)

Net cash provided by operating activities	21,804	2,521

Investing activities:
Investments in development in process	(85,917)	(761)
Investments in student housing properties	(2,945)	(1,821)
Investments in unconsolidated entities	(3,263)	(251)
Distributions from unconsolidated entities	6,175	—
Purchase of corporate fixed assets	(176)	—

Net cash used in investing activities	(86,126)	(2,833)

Financing activities:
Payment of offering costs	(134)	—
Proceeds from mortgage loans	48,518	—
Proceeds from construction loans	39,820	498
Proceeds from lines of credit and other debt	44,500	5,560
Principal payments on construction loans	—	(338)
Payments on lines of credit and other debt	(46,000)	(128)
Debt issuance costs	(1,338)	—
Contributions from owner of Predecessor	—	443
Contributions from noncontrolling interests of Predecessor	—	673
Distributions to owner of Predecessor	—	(1,714)
Distributions to noncontrolling interests of Predecessor	—	(2,775)
Distributions to stockholders	(13,719)	—
Distributions to noncontrolling interests	(195)	—

Net cash provided by financing activities	71,452	2,219

Net change in cash and cash equivalents	7,130	1,907
Cash and cash equivalents at beginning of period	2,327	2,902

Cash and cash equivalents at end of period	$9,457	4,809

Supplemental disclosure of cash flow information:
Interest paid	$4,707	11,370
Income taxes paid	$2	—
Non-cash investing and financing activity:
Change in payables related to distributions to stockholders	$1,017	—
Change in payables related to distributions to noncontrolling interests	$15	—
Change in payables related to capital expenditures	$12,624	627
Accrued costs related to investments in uncombined entities	$—	225
Contribution of development in process to unconsolidated entity	$7,666	—
Assumption of bonds related to land purchase	$2,552	—
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
     The following tables illustrate the number of properties in which the Company has interests, both operating and under construction, at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Properties	Properties	Effective ownership
	in operation	under construction	percentage
Consolidated entities	25	6	100%
Unconsolidated entities	8	—	20 — 49.9%

Total	33	6

	December 31, 2010
	Properties	Properties	Effective ownership
	in operation	under construction(1)	percentage
Consolidated entities	21	6	100%
Unconsolidated entities	6	—	49.9%

Total	27	6

(1)	Subsequent to December 31, 2010, two wholly owned properties that were under construction as of December 31, 2010 were contributed to an unconsolidated entity.

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
     The Company, which was incorporated on March 1, 2010, had no operations for the period from its formation through October 18, 2010, as its primary purpose upon formation was to facilitate completion of the Offering and, upon completion, continue the operations of the Predecessor. Since the Predecessor’s combined results of operations reflect the operations of the Company prior to its ownership of the entities which conduct these operations, the Predecessor’s condensed combined results of operations have been prepared and presented for the three and nine months ended September 30, 2010.
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
Use of Estimates
     The preparation of consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management related to recognizing construction and development revenue under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate, allocation of purchase price to newly acquired student housing properties, fair value of financial assets and liabilities, including derivatives, and allowance for doubtful accounts. It is at least reasonably possible that these estimates could change in the near term.
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
     The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction. Additionally, the Company capitalizes certain internal costs related to the development and construction of its student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically upon receipt of a certificate of occupancy. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.4 million and $0 was capitalized during the three months ended September 30, 2011 and 2010, respectively, and approximately $1.1 million and $0.1 million was capitalized during the nine months ended September 30, 2011 and 2010, respectively.
     Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed for the acquisition of property and/or construction will commence. Because we frequently incur pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the consolidated and combined statements of operations. As of September 30, 2011 and December 31, 2010, we deferred approximately $2.3 million and $0.9 million, respectively, in pre-development costs related to development projects that have not yet been acquired or for which construction has not commenced. Such costs are included in development in process on the accompanying condensed consolidated balance sheets. Also included in development in process on the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 are approximately $30.5 million and $23.3 million, respectively, of costs related to projects for which construction is in process or land has been acquired.
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
Property Acquisitions
     The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values. Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence, and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. Amortization expense was approximately $0.1 million and $0 for the three months ended September 30, 2011 and 2010, respectively, and approximately $0.9 million and $0 for the nine months ended September 30, 2011 and 2010, respectively. The amortization of in-place leases is included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of lease renewals.
Deferred Financing Costs
     We defer costs incurred in obtaining financing and amortize the costs over the terms of the related loans using the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of amortization, are included in other assets on the accompanying condensed consolidated balance sheets. Amortization of deferred financing costs, which is included in interest expense in the accompanying condensed consolidated and combined statements of operations, approximated $0.3 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, and approximated $0.9 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.
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
Derivative Instruments and Hedging Activities
     In certain instances, interest rate cap agreements and interest rate swap agreements are used to manage floating interest rate exposure with respect to amounts borrowed, or forecasted to be borrowed, under credit facilities or other debt obligations. These contracts effectively exchange existing or forecasted obligations to pay interest based on floating rates for obligations to pay interest based on fixed rates.
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

Fair Value of Financial Instruments
     Financial instruments consist primarily of cash, cash equivalents, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans and lines of credit. The carrying value of cash, cash equivalents, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair values of mortgages, construction loans and lines of credit are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages, construction loans and lines of credit. The fair values of mortgages, construction loans and lines of credit are disclosed in note 9.
     The estimated fair values of interest rate caps and swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities and the creditworthiness of counterparties.
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
     Interest rate caps and interest rate swaps measured at fair value at September 30, 2011 and December 31, 2010 are as follows (amounts in thousands):

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets and	Observable Inputs	Unobservable	Balance at
	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	End of Period
Other assets:
September 30, 2011 — Interest rate caps	$—	6	—	6
December 31, 2010 — Interest rate caps	$—	103	—	103

Other liabilities:
September 30, 2011 — Interest rate swaps	$—	(271)	—	(271)
December 31, 2010 — Interest rate swaps	$—	(452)	—	(452)

Commitments and Contingencies
     Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
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
     The Company wholly owns four taxable REIT subsidiary (“TRS”) entities that manage the Company’s non-REIT activities and each is subject to federal, state and local income and franchise taxes. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. For the three and nine months ended September 30, 2011, we recorded a federal and state income tax provision related to our TRS subsidiaries of approximately $0 and $0.2 million, respectively.
     The combined entities of the Predecessor were all limited liability companies or limited partnerships and elected to be taxed as partnerships for federal income tax purposes. As a result, no provision for income taxes was recorded in the accompanying condensed combined financial statements of the Predecessor as all income and losses of the Predecessor were allocated to the owners for inclusion in their respective tax returns.
Comprehensive Loss
     Comprehensive loss includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains (losses) on derivative instruments. Comprehensive loss is presented in the accompanying condensed consolidated statement of changes in equity and comprehensive loss, and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.
Share-Based Compensation
     The Company awards restricted stock and OP unit awards that vest in equal annual installments over either a three or five year period. A restricted stock or restricted OP unit award is an award of the Company’s common stock or OP units that are subject to restrictions on transferability and other restrictions determined by the Company’s compensation committee at the date of grant. A grant date is established for a restricted stock award or restricted OP unit awards upon approval from the Company’s compensation committee and board of directors. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the Company’s compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted shares or restricted OP units has all the rights of a stockholder or OP unit holder as to these shares or units, including the right to vote the shares and the right to receive dividends or distributions on the shares or units. The fair value of the award is determined based on the market value of the Company’s common stock on the grant date and is recognized on a straight-line basis over the applicable vesting period for the entire award with cost recognized at the end of any period being at least equal to the shares that were then vested. During the three and nine months ended September 30, 2011, approximately $0.3 million and $0.8 million, respectively, of compensation expense was recognized in the accompanying condensed consolidated financial statements related to the vesting of restricted stock and restricted OP units. See note 10.
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
3. Earnings per Share
     Basic earnings per share is computed by dividing net income (loss) attributable to the Company’s common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. All unvested share based payment awards are included in the computation of basic earnings per share. The computation of diluted earnings per share reflects common shares issuable from the assumed conversion of OP units and restricted OP units and other potentially dilutive securities in the weighted average shares. Net income attributable to noncontrolling interests is added back to net income (loss) available to common stockholders in the computation of diluted earnings per share. Computations of basic and diluted earnings per share are as follows (in thousands, except share data):

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Basic earnings per share:
Net income (loss) attributable to common stockholders	$408	(702)

Diluted earnings per share:
Net income (loss) attributable to common stockholders	$408	(702)
Add: net income attributable to noncontrolling interests	6	— (1)

Net income (loss) attributable to common shareholders and participating securities	$414	(702)

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Weighted average common shares outstanding:
Basic	30,724,000	30,716,828
Incremental shares from assumed conversion — OP units	435,593	—	(1)

Diluted	31,159,593	30,716,828

Basic and diluted earnings per share:	$0.01	(0.02)

(1)	The Company reported a net loss for the nine months ended September 30, 2011. The effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share. Therefore, for the nine months ended September 30, 2011, the computation of both basic and diluted earnings per share is the same. For the nine months ended September 30, 2011, 435,593 OP units and restricted OP units were not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.
     At September 30, 2011 and December 31, 2010, accrued dividends and OP unit distributions of approximately $5.0 million and $4.0 million, respectively, are recorded as a component of the accounts payable and accrued expenses line item on the Company’s condensed consolidated balance sheets.
4. Student Housing Properties
     Student housing properties, net, consisted of the following (amounts in thousands):

	September 30,	December 31,
	2011	2010
Land	$33,847	26,369
Buildings and improvements	384,356	304,447
Furniture, fixtures and equipment	43,130	41,930

	461,333	372,746
Accumulated depreciation	(71,417)	(57,463)

	$389,916	315,283

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
     The holders of OP Units have the right to require the Operating Partnership to redeem part or all of the OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. However, the Company may, in its sole discretion, elect to redeem the OP Units in exchange for common stock. Based on this assessment, which includes the evaluation of terms in the agreements related to redemption provisions, the Company has classified these noncontrolling interests as a component of permanent equity on the accompanying condensed consolidated balance sheets. The share of net income (loss) allocated to these OP units is reported on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 as net income (loss) attributable to noncontrolling interests. For the three and nine months ended September 30, 2011, no OP units were redeemed.

Predecessor Noncontrolling Interests — Third-Party Venture Partners
     Prior to completion of the Offering, the Predecessor combined real estate ventures which wholly owned 20 operating student housing properties. Each of these real estate ventures had third-party partners other than the Predecessor or its affiliates. The third-party owners’ share of the income or loss of the entities is reported on the accompanying condensed combined statements of operations for the three and nine months ended September 30, 2010 as net loss attributable to noncontrolling interests.
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
7. Sales of Interests in Properties and Real Estate Ventures
     In November 2009, we sold 90% of our interest in The Grove at Milledgeville to an affiliate of HSRE. We received proceeds from the sale of approximately $3.9 million. Concurrent with the Offering and Formation Transactions, the Company repurchased the 90% interest in The Grove at Milledgeville, with the result that the Company owned 100% of The Grove at Milledgeville on October 19, 2010. Because of our continuing involvement in this asset and because this transaction had financing elements, we did not record this transaction as a sale for financial reporting purposes. The proceeds were recorded as a loan and the Predecessor continued to combine the balance sheet and results of operations of Campus Crest at Milledgeville, LLC, the entity which owns the property, through October 18, 2010. The difference between the sale proceeds and contracted repurchase price was accreted and recorded as interest expense in the Predecessor’s condensed combined statement of operations. For the three and nine months ended September 30, 2010, interest expense related to this transaction totaled approximately $0.5 million and $1.5 million, respectively.
     In March 2010, we sold 99% of our interest in HSRE-Campus Crest I, LLC, which represented a 9.9% interest in the underlying venture, to an affiliate of HSRE. Total proceeds received were approximately $2.25 million. Concurrent with the Offering and Formation Transactions, the Company repurchased the 9.9% interest in HSRE-Campus Crest I, LLC. As a result, the transaction was accounted for as a financing. The difference between the proceeds received and the contracted repurchase amount was accreted and recorded as interest expense in the Predecessor’s condensed combined statement of operations. For the three and nine months ended September 30, 2010, interest expense related to this transaction totaled approximately $0.4 million and $0.8 million, respectively.
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

8. Investment in Unconsolidated Entities
     At September 30, 2011, we have investments in two real estate venture entities with HSRE. The first real estate venture, HSRE-Campus Crest I, LLC (“HSRE I”), is not consolidated by the Company. At September 30, 2011 and December 31, 2010, this entity, in which our investment is accounted for under the equity method, owned six student housing properties. Three of these properties, The Grove at Lawrence, The Grove at Moscow and The Grove at San Angelo, opened in 2009. The remaining three properties, The Grove at Huntsville, The Grove at Conway and The Grove at Statesboro opened in 2010. We held a 49.9% noncontrolling interest in this unconsolidated entity at September 30, 2011 and December 31, 2010. Prior to the Offering and Formation Transactions, we held a 10% noncontrolling interest in this venture. As discussed in note 6, also prior to the Offering, the HSRE I venture owned an additional student housing property, The Grove at San Marcos. The Company acquired the remaining ownership interest in this property, which opened in 2009, concurrent with the Offering and Formation Transactions.
     The second real estate venture, HSRE-Campus Crest IV, LLC (“HSRE IV”), was entered into in January 2011. HSRE will contribute up to $50 million to the venture, which develops and operates additional purpose-built student housing properties. The Company’s investment in this real estate venture is accounted for under the equity method. We own a 20% noncontrolling interest in this unconsolidated entity at September 30, 2011. HSRE IV opened two student housing properties in August 2011, The Grove at Denton and The Grove at Valdosta. The Company made contributions to HSRE IV of approximately $3.0 million during the nine months ended September 30, 2011, consisting of cash and assigned interests in Campus Crest at Denton, LP and Campus Crest at Valdosta, LLC.
     We recorded equity in loss from these ventures of approximately $0.3 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $0.9 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively. In addition to acting as the operating member for these ventures, the Company and its Predecessor are entitled to receive fees for providing development and construction services (as applicable) and management services to the ventures. The Company earned approximately $4.8 million and $4.3 million in fees for the three months ended September 30, 2011 and 2010, respectively, and approximately $26.4 million and $35.1 million in fees for the nine months ended September 30, 2011 and 2010, respectively, for services provided to the ventures. The development, construction and management service fees from these unconsolidated entities are reflected in the development, construction and management services line item in the accompanying condensed consolidated and combined statements of operations.
     The Company is the guarantor of the construction debt of these ventures, which totaled approximately $110.8 million and $83.2 million at September 30, 2011 and December 31, 2010, respectively. The ventures’ construction debt matures at various dates during 2012 and 2013.
     Condensed combined financial information for unconsolidated entities as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010 are as follows (amounts in thousands):
Balance Sheets

	September 30,	December 31,
	2011	2010
Assets:
Student housing properties, net	$154,292	112,224
Other assets	6,394	5,444

Total assets	$160,686	117,668

Liabilities and owners’ equity:
Construction debt	$110,844	83,222
Other liabilities	10,514	5,117
Owners’ equity	39,328	29,329

Total liabilities and owners’ equity	$160,686	117,668

	September 30,	December 31,
	2011	2010
Share of historical owners’ equity	$13,424	12,479

Preferred investment (1, 2)	6,839	4,781
Net difference in carrying value of investment versus net book value of underlying net assets (3)	(3,512)	(3,509)

Carrying value of investment in unconsolidated entities	$16,751	13,751

(1)	As of September 30, 2011, the Company has a Class B member interest in The Grove at Valdosta of approximately $1.1 million. This preferred interest entitles the Company to a 9.0% return on its investment but otherwise does not change the Company’s effective 20% ownership interest in this entity or operating property.

(2)	As of September 30, 2011, the Company has a Class B member interest in both The Grove at San Angelo and The Grove at Moscow of approximately $2.8 million and $3.0 million, respectively. As of December 31, 2010, the Company had a Class B member interest in both The Grove at San Angelo and The Grove at Moscow of approximately $2.3 million and $2.5 million, respectively. These preferred interests entitle the Company to a 9.0% return on its investment but otherwise do not change the Company’s effective 49.9% ownership interest in these entities or operating properties.

(3)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity (i.e., venture) level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the ventures’ basis in those interests, the capitalization of additional investment in the unconsolidated entities, and the elimination of profit earned by us from services provided to these entities to the extent of our percentage ownership.
Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$5,038	3,716	12,547	7,827
Expenses:
Operating expenses	2,541	1,729	6,662	4,401
Interest expense	1,867	1,201	4,811	3,094
Depreciation and amortization	1,348	1,122	3,586	2,711

Total expenses	5,756	4,052	15,059	10,206

Net loss	$(718)	(336)	(2,512)	(2,379)

Company’s and Predecessor’s share of net loss (1)	$(309)	(49)	(944)	(243)

(1)	Amount differs from net loss multiplied by the Company’s ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity (i.e., venture) level.
9. Debt
     A detail of our mortgage loans, construction loans and lines of credit is presented below (amounts in thousands):

	September 30,	December 31,
	2011	2010
Fixed-rate mortgage loans	$109,358	60,840
Construction loans	39,820	—
Lines of credit and other debt	43,552	42,500

	$192,730	103,340

     During the nine months ended September 30, 2011 and 2010, the following transactions occurred (amounts in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Balance at beginning of period	$103,340	343,172
Additions:
Draws on lines of credit	44,500	2,540
Draws under construction loans	39,820	498
Proceeds from mortgage loans	48,518	—
Proceeds from related party loan (1)	—	3,020
Accretion of interest expense (1)	—	3,481
Assumption of bonds	2,552	—
Deductions:
Payments on lines of credit	(46,000)	(48)
Payments on construction loans	—	(338)
Payments on related party loan	—	(80)

Balance at end of period	$192,730	352,245

(1)	Relates to sale of 90% of our interest in Campus Crest at Milledgeville, LLC, sale of 99% of our interest in HSRE I, and sale of 99.9% of our interest in Campus Crest at Carrollton, LLC. See note 7.
     The estimated fair value of our mortgage and construction loans at September 30, 2011 and December 31, 2010 was approximately $154.9 million and approximately $62.9 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads (Level 2 fair value measurement). The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based repricing of the underlying variable rate index.
     Mortgage and construction loans are collateralized by properties and their related revenue streams. Mortgage and construction loans at September 30, 2011 and December 31, 2010 consisted of the following (dollar amounts in thousands):

		Principal	Principal		Interest	Interest
		Outstanding	Outstanding	Stated	Rate at	Rate at
	Face	at September	December	Interest	September	December	Maturity	Amor-
	Amount	30, 2011	31, 2010	Rate	30, 2011	31, 2010	Date	tization
Mortgage loans

The Grove at Nacogdoches	$17,160	17,160	—	5.01%	5.01%	N/A	9/1/18	30 years
The Grove at Ellensburg	16,125	16,125	—	5.10%	5.10%	N/A	9/1/18	30 years
The Grove at Greeley	15,233	15,233	—	4.29%	4.29%	N/A	10/1/18	30 years
The Grove at Asheville	14,800	14,800	14,800	5.77%	5.77%	5.77%	4/11/17	30 years
The Grove at Carrollton	14,650	14,650	14,650	6.13%	6.13%	6.13%	10/11/16	30 years
The Grove at Las Cruces	15,140	15,140	15,140	6.13%	6.13%	6.13%	10/11/16	30 years
The Grove at Milledgeville	16,250	16,250	16,250	6.12%	6.12%	6.12%	10/1/16	30 years

Construction loans

Construction loan (three properties) (1)	37,523	26,414	—	LIBOR + 4.75%	4.97%	N/A	11/19/13	Interest only through 11/2012
The Grove at Columbia	17,046	13,406	—	Greater of LIBOR + 3.00% or 4.50%	4.50%	N/A	3/4/14	Interest only through 4/2013
The Grove at Auburn	16,294	—	—	LIBOR + 2.95%	N/A	N/A	7/22/14	Interest only
The Grove at Orono	15,206	—	—	LIBOR + 2.75%	N/A	N/A	6/30/14	Interest only

Total	$195,427	149,178	60,840

(1)	Secured by The Grove at Ames, The Grove Clarksville and The Grove at Fort Wayne. At September 30, 2011, approximately $17.2 million of the loan balance was hedged with a floating to fixed interest rate swap, which when taken together with the loan interest, fixed this portion of the loan’s interest rate at 6.14%.

Mortgage Loans
     The mortgage loans for The Grove at Ellensburg and The Grove at Nacogdoches closed in August 2011. The mortgage loan for The Grove at Greeley closed in September 2011. These three loans require interest only payments, plus certain reserves and escrows, that are payable monthly through September 2013. Monthly payments of principal and interest, plus certain reserve and escrows, are due thereafter until maturity when all principal is due. Each of these loans has a 30-year amortization and is a non-recourse obligation subject to customary exceptions. None of these loans are cross-defaulted or cross-collateralized with any other indebtedness. These loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed subject to prepayment penalties.
     The mortgage loans for The Grove at Asheville, The Grove at Carrollton, The Grove at Las Cruces and The Grove at Milledgeville generally require interest only payments, plus certain reserves and escrows, that are payable monthly for a period of five years. Monthly payments of principal and interest, plus certain reserve and escrow amounts, are due thereafter until maturity when all principal is due. Each of these loans has a 30-year amortization and is a non-recourse obligation subject to customary exceptions. None of these loans are cross-defaulted or cross-collateralized with any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed, subject to prepayment penalties.
     During the three and nine months ended September 30, 2010, the Predecessor was party to an additional mortgage loan which was outstanding. This loan had a principal amount of approximately $104.0 million, was secured by six properties, had a fixed interest rate of 6.40% and had interest only payments with a balloon maturity date of February 28, 2013. This mortgage loan was repaid in full on October 19, 2010, upon completion of the Offering.
Construction Loans
     On July 22, 2011, Campus Crest at Auburn, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with Compass Bank pursuant to which Compass Bank agreed to provide Campus Crest at Auburn, LLC a construction loan with a total borrowing capacity of approximately $16.3 million. The construction loan will be used to finance the development of a student housing property in Auburn, Alabama. The construction loan matures on July 22, 2014, but can be extended until October 22, 2015, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 2.95%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At September 30, 2011, no amounts were outstanding under this loan.
     On June 30, 2011, Campus Crest at Orono, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with TD Bank, N.A. pursuant to which TD Bank agreed to provide Campus Crest at Orono, LLC a construction loan with a total borrowing capacity of approximately $15.2 million. The construction loan will be used to finance the development of a student housing property in Orono, Maine. The construction loan matures on June 30, 2014, but can be extended until December 31, 2015, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 2.75%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At September 30, 2011, no amounts were outstanding under this loan.
     On March 4, 2011, Campus Crest at Columbia, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with BOKF, NA (d/b/a Bank of Oklahoma), pursuant to which Bank of Oklahoma agreed to provide Campus Crest at Columbia, LLC a construction loan with a total borrowing capacity of approximately $17.0 million. The construction loan was used to finance the development of a student housing property in Columbia, Missouri. The construction loan matures on March 4, 2014, but can be extended until March 4, 2015, subject to certain conditions. The interest rate on the construction loan is the greater of (i) LIBOR plus 3.0%, or (ii) 4.5%. Loan payments are interest only through April 2013. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At September 30, 2011, approximately $13.4 million was outstanding under this loan.
     On November 19, 2010, the Company entered into a construction loan with The PrivateBank and Trust Company to finance the development of student housing properties in each of Ames, Iowa, Clarksville, Tennessee and Fort Wayne, Indiana. The construction loan initially matures on November 19, 2013, but can be extended until November 19, 2014, subject to certain conditions. The interest rate is LIBOR plus 4.75% and the construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. Loan payments are interest only through November 2012. The amount available under the construction loan totals approximately $37.5 million. At September 30, 2011 and December 31, 2010, approximately $26.4 million and $0 were outstanding under this loan, respectively.
     During the three and nine months ended September 30, 2010, the Predecessor was a party to two construction loans which were outstanding. The first construction loan had an outstanding principal amount of approximately $148.9 million, was secured by nine properties, had an interest rate of LIBOR plus 1.80% (when taken together with an interest rate swap, fixed the loan’s rate at 6.0%) and had interest only payments with a balloon maturity date of October 31, 2010. The second construction loan had an outstanding principal amount of approximately $15.8 million, was secured by one property, had an interest rate equal to the greater of LIBOR plus 3.0% or 5.5% and had a maturity date of October 31, 2010. Both construction loans were repaid in full on October 19, 2010 upon completion of the Offering.
Lines of Credit
     On October 19, 2010, the Company closed a credit agreement (our “revolving credit facility”) with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility. This facility was secured by 13 of our wholly owned properties.
     On August 17, 2011, the Company and its lenders amended the revolving credit facility. As a result of the amendment, the credit facility was increased to $150 million and its interest rate was adjusted, the result of which decreased the spread over the elected floating interest rate. Additionally, the revolving credit facility, which was formerly secured, became unsecured and now matures on August 17, 2014, subject to a one-year extension option the Company may exercise at its option, pursuant to certain terms and conditions.
     As of September 30, 2011 and December 31, 2010, approximately $41.0 million and $42.5 million was outstanding under our revolving credit facility, respectively. At September 30, 2011, the Company had approximately $71.8 million of borrowing capacity under this facility. Borrowings under our revolving credit facility were used to repay indebtedness which existed prior to the Offering or were used to finance our required equity contribution for projects built and opened for the 2011-2012 academic year or for projects expected to be built and open for future academic years. The amount available for us to borrow under this credit facility is based on the lesser of (i) 60.0% of the “as is” appraised value of our properties that form the borrowing base of the facility, and (ii) the amount that would create a debt service coverage ratio of not less than 1.50 : 1.00.
     Our revolving credit facility has an accordion feature that allows us to request an increase in the total commitments of an additional $175 million up to a total commitment of $325 million. Amounts outstanding under our revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. At September 30, 2011, the interest rate on the revolving credit facility was 1.97%.
     Our ability to borrow under our revolving credit facility is subject to our ongoing compliance with a number of customary financial covenants, including:
•	a maximum leverage ratio of 0.60 : 1.00;

•	a minimum fixed charge coverage ratio of 1.50 : 1.00;

•	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of 66.67%;

•	a maximum secured recourse debt ratio of 20%;

•	a minimum tangible net worth of not less than the sum of approximately $227.1 million plus an amount equal to 75% of the net proceeds of any additional equity issuances; and

•	a maximum secured debt ratio of not greater than 50% through February 17, 2013, and not greater than 45% on any date thereafter.
     Under our revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our Funds From Operations (“FFO”) or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).
     We and certain of our subsidiaries guarantee the obligations under our revolving credit facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests. At September 30, 2011, we were in compliance with the above financial covenants with respect to our revolving credit facility.
10. Incentive Plans
     The Company has adopted the 2010 Equity Incentive Compensation Plan (the “Plan”). The Plan permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors of the Company. The aggregate number of awards approved under the Plan is 2,500,000. As of September 30, 2011 and December 31, 2010, 1,953,612 shares and 2,002,236 shares, respectively, were available for issuance under the plan.
Restricted Stock Awards
     Awards to executive officers and employees of the Company vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors of the Company vest over a five year period and are subject to restriction based upon continued service on the Board of Directors of the Company.
     At September 30, 2011, unearned compensation totaled approximately $1.0 million, and will be recorded as expense over the applicable vesting period of three to five years. During the three and nine months ended September 30, 2011, stock compensation expense of approximately $0.1 million and $0.3 million, respectively, was recognized as general and administrative expense in the accompanying condensed consolidated financial statements related to the vesting of restricted stock.
Restricted OP Units
     At September 30, 2011, unearned compensation totaled approximately $1.3 million, and will be recorded over the applicable vesting period of three years. During the three and nine months ended September 30, 2011, approximately $0.2 million and $0.5 million, respectively, of compensation cost was recognized in the accompanying condensed consolidated financial statements relating to the vesting of restricted OP units.

     A summary of incentive plan activity as of and for the nine months ended September 30, 2011 is as follows:

		Number of
	Number of	Restricted		Weighted Average
	Restricted OP	Common		Grant Date Fair
	Units	Shares	Total	Value
Nonvested balances at December 31, 2010	150,000	98,882	248,882	$12.50
Granted	—	25,725	25,725	$11.32
Forfeited	—	(1,413)	(1,413)	$12.50

Nonvested balances at September 30, 2011	150,000	123,194	273,194	$12.39

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
     As of September 30, 2011 and December 31, 2010, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying condensed consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.
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
     The following table is a summary of the terms, estimated fair values and classification on the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 of the interest rate derivative contracts we were a party to at September 30, 2011 and December 31, 2010 (dollar amounts in thousands):

Interest Rate						Estimated Fair
Derivative						Value at September	Estimated Fair Value at
Instrument	Hedged Item	Notional Amount		Fixed Interest Rate	Maturity Date	30, 2011	December 31, 2010
Cap (1)	30-day LIBOR	$44,000		2.50%	January 2011	$ N/A	—
Swap (2)	30-day LIBOR	$25,488		3.44%	May 2011	N/A	(337)
Cap (2)	30-day LIBOR	$56,000		2.50%	June 2012	—	N/A
Cap (1)	30-day LIBOR	$17,198	(3)	1.25%	April 2013	6	103
Swap (1)	30-day LIBOR	$17,198	(3)	1.39%	April 2013	(271)	(115)

						$(265)	(349)

(1)	Designated as a cash flow hedge.

(2)	Not designated as a hedging instrument.

(3)	Notional amount increases to $18,701 over the life of the derivative contract.

     The table below reflects the effect of interest rate derivative instruments on the condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized on Statements	September 30,		September 30,
	of Operations	2011	2010	2011	2010
Interest rate swaps (receive float/pay fixed):
Monthly net settlements — cash settled	Change in fair value of interest rate derivatives	$(22)	(1,367)	(22)	(4,081)
Mark to market adjustments — non-cash	Change in fair value of interest rate derivatives	—	1,545	337	4,437

Total effect of derivative instruments on the combined statements of operations		$(22)	178	315	356

     For the three and nine months ended September 30, 2011, approximately $0.1 million and $0.3 million, respectively, was recognized as other comprehensive loss related to the effective portion of the change in fair value of interest rate derivatives designated as cash flow hedges.
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
     The following tables set forth our segment information as of and for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Student Housing Operations:
Revenues from external customers	$15,569	12,623	42,716	38,211
Operating expenses	12,323	11,609	35,497	35,347

Operating income	3,246	1,014	7,219	2,864
Nonoperating expenses	(1,503)	(3,973)	(3,043)	(11,691)

Net income (loss)	1,743	(2,959)	4,176	(8,827)
Net income (loss) attributable to noncontrolling interests	18	(2,264)	42	(7,290)

Net income (loss) attributable to stockholders and owner	$1,725	(695)	4,134	(1,537)

Depreciation and amortization	$4,809	4,442	15,054	13,722

Total segment assets at end of period	$436,280		436,280

Development, Construction and Management Services:
Revenues from external customers	$4,827	$4,256	$26,444	$35,121
Intersegment revenues	28,330	1,075	80,245	5,722

Total revenues	33,157	5,331	106,689	40,843
Operating expenses	31,055	4,818	99,133	36,907

Operating income	2,102	513	7,556	3,936

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Nonoperating expenses	(15)	17	(250)	(14)

Net income	2,087	530	7,306	3,922
Net income attributable to noncontrolling interests	21	—	73	—

Net income attributable to stockholders and owner	$2,066	530	7,233	3,922

Depreciation and amortization	$21	98	67	67

Total segment assets at end of period	$13,954		13,954

Reconciliations:
Total segment revenues	$48,726	$17,954	149,405	$79,054
Elimination of intersegment revenues	(28,330)	(1,075)	(80,245)	(5,722)

Total combined revenues	$20,396	$16,879	69,160	$73,332

Segment operating income	$5,348	1,527	14,775	6,800
Interest expense	(1,922)	(6,708)	(4,657)	(17,395)
Change in fair value of interest rate derivatives	(22)	178	315	356
Net unallocated expenses and eliminations	(2,785)	(1,251)	(10,248)	(4,156)
Equity in loss of unconsolidated entities	(309)	(49)	(944)	(243)
Other income	118	1	272	45
Income tax provision	(14)	—	(214)	—

Net loss	$414	(6,302)	(701)	(14,593)

Total segment assets	$450,234		450,234
Unallocated corporate assets and eliminations	16,610		16,610

Total assets	$466,844		466,844

13. Commitments and Contingencies
Commitments
     In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At September 30, 2011, management does not anticipate any material deviations from schedule or budget related to development projects currently in progress.
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
14. Subsequent Event
     On October 31, 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest V, LLC (“HSRE V”), that will develop and operate additional purpose-built student housing properties. We own a 10% interest in this venture and affiliates of HSRE own the balance.

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
     We were formed as a Maryland corporation on March 1, 2010 and Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”), of which we, through our wholly owned subsidiary, Campus Crest Communities GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on March 4, 2010. As of September 30, 2011, we owned a 98.5% limited partnership interest in the Operating Partnership.
     As of September 30, 2011, we owned interests in 33 operating student housing properties containing approximately 6,324 apartment units and 17,064 beds. All of our properties are recently built, with an average age of approximately 2.7 years as of September 30, 2011. We wholly own 25 properties, containing approximately 4,764 apartment units and 12,844 beds, and own eight properties, containing approximately 1,560 apartment units and 4,220 beds, through joint ventures with Harrison Street Real Estate (“HSRE”), in which we own interests ranging from 20.0% to 49.9%. Within the last 12 months, we completed construction of four wholly owned properties and two joint venture properties, all which commenced operations in August 2011. We expect to complete construction and commence operations at three wholly owned properties and three joint venture properties in August 2012. All of our communities contain modern apartment units with many resort-style amenities.
     We derive substantially all of our revenue from student housing rental, student housing services, construction and development services and management services. As of September 30, 2011, the average occupancy for our 33 properties was approximately 89%. The average monthly total revenue (including rental and service revenue) per occupied bed (“RevPOB”) was approximately $488 and $481 for the three and nine months ended September 30, 2011, respectively. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.
     We intend to pay regular quarterly distributions to our common stockholders in amounts that meet or exceed the requirements for our qualification as a REIT. Although we currently anticipate making distributions to our common stockholders in cash to the extent cash is available for such purpose, we may, in the sole discretion of our board of directors, make a distribution of capital or of assets or a taxable distribution of our stock (as part of a distribution in which stockholders may elect to receive stock or, subject to a limit measured as a percentage of the total distribution, cash). On October 12, 2011, we paid a dividend for the third quarter of 2011 of $0.16 per share of common stock to our stockholders of record as of September 28, 2011.
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
Student Housing Operations
     Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was consolidated by the Predecessor and four additional properties that are owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that are owned by a real estate venture in which we have a noncontrolling interest. Concurrent with the Offering and Formation Transactions in October 2010, we purchased the remaining interest in one of the properties owned by this real estate venture. In August 2011, we opened four wholly owned properties for the 2011-2012 academic year and two properties for the 2011-2012 academic year that are owned by a real estate venture in which we have a noncontrolling interest.
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
Our Relationship With HSRE
     We are party to three joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of September 30, 2011, we have developed nine properties in partnership with HSRE with total aggregate cost of approximately $176.5 million.
     HSRE I. HSRE-Campus Crest I, LLC (“HSRE I”) indirectly owns 100% interests in the following six properties at September 30, 2011: The Grove at Conway, The Grove at Huntsville, The Grove at Lawrence, The Grove at Moscow, The Grove at San Angelo and The Grove at Statesboro. At September 30, 2011, the Company owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%.
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
     HSRE IV. On January 20, 2011, we entered into a second venture with HSRE, HSRE-Campus Crest IV, LLC (“HSRE IV”) to which HSRE will contribute up to $50 million, that develops and operates additional purpose-built student housing properties. HSRE IV indirectly owns 100% interests in two student housing properties, The Grove at Denton and The Grove at Valdosta, both of which opened for the 2011-2012 academic year. We own a 20% interest in this venture and affiliates of HSRE own the remaining 80%.
     In general, we are responsible for the day-to-day management of HSRE IV’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity and budgeting) must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE IV, we receive fees for providing services to HSRE IV pursuant to development and construction agreements and property management agreements. Generally, we earn development fees equal to approximately 4% of the total cost of each property developed by HSRE IV (excluding the cost of land and financing costs), construction fees equal to approximately 5% of the construction costs of each property developed by HSRE IV and management fees equal to approximately 3% of the gross revenues and 3% of the net operating income of operating properties held by HSRE IV. In addition, we receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IV exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project. In connection with HSRE IV, we amended HSRE’s right of first opportunity, originally granted with respect to HSRE I. HSRE has the right to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested $50 million in HSRE IV or caused HSRE IV to decline three development opportunities in any calendar year. The terms of the HSRE IV venture do not prohibit us from developing wholly owned student housing properties for our own account.
     HSRE V. On October 31, 2011, we entered into a third joint venture with HSRE, HSRE-Campus Crest V, LLC (“HSRE V”), that will develop and operate additional purpose-built student housing properties. We own a 10% interest in this venture and affiliates of HSRE own the balance. We expect that HSRE V will build three new student housing properties with completion targeted for the 2012-2013 academic year. The properties, located in Fayetteville, Arkansas, Laramie, Wyoming and Stillwater, Oklahoma, will contain an aggregate of approximately 1,856 beds and will have an estimated cost of approximately $72.1 million. In connection with HSRE V, HSRE retained its right to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested a total of $50 million in both HSRE IV and HSRE V or until HSRE causes these ventures to decline three development opportunities in any calendar year. As of November 4, 2011, HSRE had funded approximately $11.3 million of the $50 million right of first opportunity. The terms of the HSRE V venture do not prohibit us from developing wholly owned student housing properties for our own account.
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

Development, Construction and Management Services
     The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. We entered into a joint venture with HSRE, HSRE V, in which we have a 10% interest, that we expect will build three student housing properties with completion targeted for the 2012-2013 academic year. We expect to receive fees for providing development and construction services to HSRE V. Additionally, we expect to receive management fees for managing properties owned by HSRE V once they are placed in service. No assurance can be given that HSRE V will be successful in developing student housing properties as currently contemplated.
Results of Operations
     From our formation through October 18, 2010, we did not have material or significant corporate activity, other than the issuance of one share of common stock to the Predecessor’s parent entity in connection with our initial capitalization and other activities performed in preparation for the Offering. Accordingly, we believe that a discussion of our results of operations for the three and nine months ended September 30, 2010 would not be meaningful, and we have therefore set forth a discussion comparing the consolidated operating results of our operations for the three and nine months ended September 30, 2011, and the Predecessor’s historical combined results of operations for the three and nine months ended September 30, 2010. The historical results of operations presented below should be reviewed in conjunction with the notes to the condensed consolidated and combined financial statements included elsewhere in this report.
Comparison of the Three Months Ended September 30, 2011 and September 30, 2010
     As of September 30, 2011, our property portfolio consisted of 25 consolidated operating properties, containing approximately 4,764 apartment units and 12,844 beds, and eight operating properties held in unconsolidated joint ventures, containing approximately 1,560 apartment units and 4,220 beds.
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
     In September 2010, we sold The Grove at Carrollton to an affiliate of HSRE and we retained an indirect ownership interest of 0.1%. Since we had the contractual obligation to, and did, repurchase this ownership interest in The Grove at Carrollton upon completion of the Offering, we did not account for this transaction as a sale for financial reporting purposes. Accordingly, the operations of The Grove at Carrollton have been combined for the three months ended September 30, 2010.
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
     In November 2009, we sold The Grove at Milledgeville to an affiliate of HSRE and we retained an indirect ownership interest of 5%. Since we had the contractual obligation to, and did, repurchase this ownership interest in The Grove at Milledgeville upon completion of the Offering, we did not account for this transaction as a sale for financial reporting purposes. Accordingly, the operations of The Grove at Milledgeville have been combined for the three months ended September 30, 2010.

     The following table presents our results of operations for the three months ended September 30, 2011 and 2010, including the amount and percentage change in these results between the periods:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Change	Change
	2011	2010	($)	(%)
		(unaudited and in thousands)
Revenues:
Student housing rental	$14,883	12,247	2,636	21.5%
Student housing services	686	376	310	82.4%
Development, construction and management services	4,827	4,256	571	13.4%

Total revenues	20,396	16,879	3,517	20.8%
Operating expenses:
Student housing operations	7,262	6,485	777	12.0%
Development, construction and management services	4,393	4,378	15	0.3%
General and administrative	1,253	1,174	79	6.7%
Ground leases	52	59	(7)	(11.9)%
Depreciation and amortization	4,873	4,507	366	8.1%

Total operating expenses	17,833	16,603	1,230	7.4%
Equity in loss of unconsolidated entities	(309)	(49)	(260)	530.6%

Operating income	2,254	227	2,027	893.0%
Nonoperating income (expense):
Interest expense	(1,922)	(6,708)	4,786	(71.3)%
Change in fair value of interest rate derivatives	(22)	178	(200)	(112.4)%
Other income	118	1	117	117.0%

Total nonoperating expenses, net	(1,826)	(6,529)	4,703	(72.0)%

Income (loss) before income taxes	428	(6,302)	6,730	(106.8)%
Income tax expense	(14)	—	(14)	N/A

Net income (loss)	414	(6,302)	6,716	(106.6)%
Net income (loss) attributable to noncontrolling interests	6	(2,264)	2,270	(100.3)%

Net income (loss) attributable to Campus Crest Communities, Inc. and Predecessor	$408	(4,038)	4,446	(110.1)%

Student Housing Operations
     Revenues (which include student housing rental and student housing service revenues) in the student housing operations segment increased by approximately $2.9 million, while operating expenses increased by approximately $0.8 million, for the three months ended September 30, 2011 as compared to 2010. The increase in revenues was primarily due to the inclusion of operating results of four wholly owned properties which opened in August 2011. Additionally, revenues increased due to the inclusion of operating results from The Grove at San Marcos, which subsequent to the Offering became a consolidated property. RevPOB for consolidated properties increased to $489 for the three months ended September 30, 2011 as compared to $476 for the three months ended September 30, 2010. Operating expenses increased due to the inclusion of operating results of four wholly owned properties which opened in August 2011 and the consolidation of the operating results of The Grove at San Marcos in the three month period ended September 30, 2011, offset by higher operating margins resulting from decreases in repairs and maintenance expense.
     New Property Operations. In August 2011, we opened four new properties, The Grove at Ames, The Grove at Clarksville, The Grove at Columbia and The Grove at Fort Wayne. These properties contributed approximately $1.7 million of revenues and approximately $0.5 million of operating expenses for the three months ended September 30, 2011. In October 2010, we acquired from HSRE the remaining interest in The Grove at San Marcos. Prior to the acquisition of this interest, we accounted for our ownership interest in this property under the equity method. Subsequent to our acquisition of this interest, we consolidated the results of operations of The Grove at San Marcos. The Grove at San Marcos contributed approximately $0.9 million of revenues and approximately $0.4 million of operating expenses for the three months ended September 30, 2011. For the three months ended September 30, 2010, our share of the contribution from The Grove at San Marcos was included as equity in loss from unconsolidated entities. In August 2011, we opened two new properties owned by an unconsolidated joint venture. In August 2010, we opened three new properties owned by an unconsolidated joint venture. The two properties that opened in 2011 and the three properties that opened in 2010 are discussed below under the heading “—Equity in Loss of Unconsolidated Entities.”
     “Same-Store” Property Operations. We had 20 properties that were operating for both the three months ended September 30, 2011 and 2010. These properties contributed approximately $13.0 million of revenues and approximately $6.4 million of operating expenses for the three months ended September 30, 2011 as compared to approximately $12.6 million of revenues and approximately $6.5 million of operating expenses for the three months ended September 30, 2010. Average occupancy at our “same-store” properties increased to approximately 90% for the three months ended September 30, 2011 as compared to approximately 88% for the three months ended September 30, 2010 and RevPOB increased to approximately $482 for the three months ended September 30, 2011 as compared to approximately $476 for the three months ended September 30, 2010.
Development, Construction and Management Services
     Revenues and operating expenses in the development, construction and management services segment increased by approximately $0.6 million and approximately $0, respectively, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The increase in development, construction and management services revenues was due to a shortened construction schedule related to the two unconsolidated joint venture properties for the three months ended September 30, 2011. Operating expenses remained flat for the three months ended September 30, 2011 due to improved operating margins on the construction contracts related to the two unconsolidated joint venture properties for the three months ended September 30, 2011.
     Our ability to generate revenues and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to existing or new joint ventures, as well as our proportionate ownership of any such joint ventures. We commenced building three student housing properties for our own account for the 2012-2013 academic year, which are included in our consolidated financial statements and do not generate development, construction and management services revenues and operating expenses for us on a consolidated basis. We expect to complete construction of these three student housing properties and commence operations in August 2012.
General and Administrative
     General and administrative expenses increased from approximately $1.2 million for the three months ended September 30, 2010 to approximately $1.3 million for the three months ended September 30, 2011. This increase was due to an increase in non-cash employee compensation expense related to share based incentive compensation, as well as increases in professional fees.
Depreciation and Amortization
     Depreciation and amortization expense increased from approximately $4.5 million for the three months ended September 30, 2010 to approximately $4.9 million for the three months ended September 30, 2011. This increase was primarily due to the opening of four new properties in August 2011 and the consolidation of the operating results of The Grove at San Marcos during the three month period ended September 30, 2011.
Equity in Loss of Unconsolidated Entities
     Equity in loss of unconsolidated entities, which represents our share of the net loss from unconsolidated entities in which we have a noncontrolling interest, increased from a loss of $0.1 million for the three months ended September 30, 2010 to a loss of $0.3 million for the three months ended September 30, 2011. This increase was due to an increase in our ownership interest in HSRE I from 10% for the three months ended September 30, 2010 as compared to 49.9% for the three months ended September 30, 2011, as well as the opening of two new student housing properties in the HSRE IV venture in August 2011. Due to depreciation expense, each of these new properties generated a net loss which we participated in at our ownership percentage.
Nonoperating Income (Expenses)
     Interest Expense. Interest expense decreased from approximately $6.7 million for the three months ended September 30, 2010 to approximately $1.9 million for the three months ended September 30, 2011. This decrease was primarily due to lower outstanding indebtedness during the three months ended September 30, 2011 as compared to September 30, 2010 due to the change in our capital structure as a result of the Offering and Formation Transactions. Additionally, outstanding indebtedness for the three months ended September 30, 2011 had a lower effective borrowing rate than outstanding indebtedness for the three months ended September 30, 2010.
     Change in Fair Value of Interest Rate Derivatives. Change in fair value of interest rate derivatives decreased from a gain of approximately $0.2 million for the three months ended September 30, 2010 to a loss of approximately $0 for the three months ended September 30, 2011. This change was due to a decrease of approximately $1.3 million related to cash settlements on interest rate swaps, offset by a decrease in non-cash mark to market adjustments on interest rate swaps of approximately $1.5 million.
     Other Income (Expense). Other income increased from approximately $0 for the three months ended September 30, 2010 to approximately $0.1 million for the three months ended September 30, 2011. This change was due to an increase in preferred interest income from unconsolidated entities.
Income Tax Expense
     Provision for income taxes increased from $0 for the three months ended September 30, 2010 to approximately $14,000 for the three months ended September 30, 2011. This increase was due to federal and state income tax related to our taxable REIT subsidiaries. Prior to October 2010, no provision for income tax was recorded as all income and losses of the Predecessor were allocated to partners or members of Predecessor owned entities.
Comparison of the Nine Months Ended September 30, 2011 and September 30, 2010
     As of September 30, 2011, our property portfolio consisted of 25 consolidated operating properties, containing approximately 4,764 apartment units and 12,844 beds, and eight operating properties held in unconsolidated joint ventures, containing approximately 1,560 apartment units and 4,220 beds.
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
     In September 2010, we sold The Grove at Carrollton to an affiliate of HSRE and we retained an indirect ownership interest of 0.1%. Since we had the contractual obligation to, and did, repurchase this ownership interest in The Grove at Carrollton upon completion of the Offering, we did not account for this transaction as a sale for financial reporting purposes. Accordingly, the operations of The Grove at Carrollton have been combined for the nine months ended September 30, 2010.
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

     In November 2009, we sold The Grove at Milledgeville to an affiliate of HSRE and we retained an indirect ownership interest of 5%. Since we had the contractual obligation to, and did, repurchase this ownership interest in The Grove at Milledgeville upon completion of the Offering, we did not account for this transaction as a sale for financial reporting purposes. Accordingly, the operations of The Grove at Milledgeville have been combined for the nine months ended September 30, 2010.

     The following table presents our results of operations for the nine months ended September 30, 2011 and 2010, including the amount and percentage change in these results between the periods:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Change	Change
	2011	2010	($)	(%)
	(unaudited and in thousands)
Revenues:
Student housing rental	$41,054	36,690	4,364	11.9%
Student housing services	1,662	1,521	141	9.3%
Development, construction and management services	26,444	35,121	(8,677)	(24.7)%

Total revenues	69,160	73,332	(4,172)	(5.7)%
Operating expenses:
Student housing operations	20,086	19,786	300	1.5%
Development, construction and management services	24,229	33,022	(8,793)	(26.6)%
General and administrative	4,923	3,792	1,131	29.8%
Ground leases	156	153	3	2.0%
Depreciation and amortization	15,239	13,935	1,304	9.4%

Total operating expenses	64,633	70,688	(6,055)	(8.6)%
Equity in loss of unconsolidated entities	(944)	(243)	(701)	288.5%

Operating income	3,583	2,401	1,182	49.2%
Nonoperating income (expense):
Interest expense	(4,657)	(17,395)	12,738	(73.2)%
Change in fair value of interest rate derivatives	315	356	(41)	(11.5)%
Other income	272	45	227	504.4%

Total nonoperating expenses, net	(4,070)	(16,994)	12,924	(76.1)%

Loss before income taxes	(487)	(14,593)	14,106	(96.7)%
Income tax expense	(214)	—	(214)	N/A

Net loss	(701)	(14,593)	13,892	(95.2)%
Net loss attributable to noncontrolling interests	1	(7,290)	7,291	(100.0)%

Net loss attributable to Campus Crest Communities, Inc. and Predecessor	$(702)	(7,303)	6,601	(90.4)%

Student Housing Operations
     Revenues (which include student housing rental and student housing service revenues) in the student housing operations segment increased by approximately $4.5 million, while operating expenses increased by approximately $0.3 million, for the nine months ended September 30, 2011 as compared to 2010. The increase in revenues was primarily due to the inclusion of operating results of four wholly owned properties which opened in August 2011. Additionally, revenues increased due to the inclusion of operating results from The Grove at San Marcos, which subsequent to the Offering became a consolidated property. RevPOB for consolidated properties increased to $485 for the nine months ended September 30, 2011 as compared to $480 for the nine months ended September 30, 2010. Operating expenses increased due to the inclusion of operating results of four wholly owned properties which opened in August 2011 and the consolidation of the operating results of The Grove at San Marcos in the nine month period ended September 30, 2011, offset by higher operating margins resulting from decreases in repairs and maintenance expense.
     New Property Operations. In August 2011, we opened four new properties, The Grove at Ames, The Grove at Clarksville, The Grove at Columbia and The Grove at Fort Wayne. These properties contributed approximately $1.7 million of revenues and approximately $0.5 million of operating expenses for the nine months ended September 30, 2011. In October 2010, we acquired from HSRE the remaining interest in The Grove at San Marcos. Prior to the acquisition of this interest, we accounted for our ownership interest in this property under the equity method. Subsequent to our acquisition of this interest, we consolidated the results of operations of The Grove at San Marcos. The Grove at San Marcos contributed approximately $2.6 million of revenues and approximately $1.1 million of operating expenses for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, our share of the contribution from The Grove at San Marcos was included as equity in loss from unconsolidated entities. In August 2011, we opened two new properties owned by an unconsolidated joint venture. In August 2010, we opened three new properties owned by an unconsolidated joint venture. The two properties that opened in 2011 and the three properties that opened in 2010 are discussed below under the heading “—Equity in Loss of Unconsolidated Entities.”
     “Same-Store” Property Operations. We had 20 properties that were operating for both the nine months ended September 30, 2011 and 2010. These properties contributed approximately $38.4 million of revenues and approximately $18.5 million of operating expenses for the nine months ended September 30, 2011 as compared to approximately $38.2 million of revenues and approximately $19.8 million of operating expenses for the nine months ended September 30, 2010. Average occupancy at our “same-store” properties increased to approximately 89% for the nine months ended September 30, 2011 as compared to approximately 88% for the nine months ended September 30, 2010. RevPOB remained flat at $480 for the nine months ended September 30, 2011 and 2010.
Development, Construction and Management Services
     Revenues and operating expenses in the development, construction and management services segment decreased by approximately $8.7 million and approximately $8.8 million, respectively, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decreases in development, construction and management services revenues and operating expenses were primarily due to a decrease in the number of unconsolidated joint venture properties under construction, which totaled three for the nine months ended September 30, 2010 as compared to two unconsolidated joint venture properties for the nine months ended September 30, 2011. Additionally, a larger ownership percentage in these unconsolidated joint venture properties resulted in the elimination of a greater percentage of revenues and operating expenses upon consolidation.
     Our ability to generate revenues and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to existing ventures or new joint ventures, as well as our proportionate ownership of any such joint ventures. We commenced building three student housing properties for our own account for the 2012-2013 academic year, which are included in our consolidated financial statements and do not generate development, construction and management services revenues and operating expenses for us on a consolidated basis. We expect to complete construction of these three student housing properties and commence operations in August 2012.
General and Administrative
     General and administrative expenses increased from approximately $3.8 million for the nine months ended September 30, 2010 to approximately $4.9 million for the nine months ended September 30, 2011. This increase was due to an increase in non-cash employee compensation expense related to share based incentive compensation, as well as increases in professional fees.
Depreciation and Amortization
     Depreciation and amortization expense increased from approximately $13.9 million for the nine months ended September 30, 2010 to approximately $15.2 million for the nine months ended September 30, 2011. This increase was primarily due to the opening of four new properties in August 2011 and the consolidation of the operating results of The Grove at San Marcos during the nine month period ended September 30, 2011.
Equity in Loss of Unconsolidated Entities
     Equity in loss of unconsolidated entities, which represents our share of the net loss from unconsolidated entities in which we have a noncontrolling interest, increased from a loss of $0.2 million for the nine months ended

September 30, 2010 to a loss of $0.9 million for the nine months ended September 30, 2011. This increase was due to an increase in our ownership interest in HSRE I from 10% for the nine months ended September 30, 2010 as compared to 49.9% for the nine months ended September 30, 2011, as well as the opening of two new student housing properties in the HSRE IV venture in the fall of 2011. Due to depreciation expense, each of these new properties generated a net loss which we participated in at our ownership percentage.
Nonoperating Income (Expenses)
     Interest Expense. Interest expense decreased from approximately $17.4 million for the nine months ended September 30, 2010 to approximately $4.7 million for the nine months ended September 30, 2011. This decrease was primarily due to lower outstanding indebtedness during the nine months ended September 30, 2011 as compared to September 30, 2010 due to the change in our capital structure as a result of the Offering and Formation Transactions. Additionally, outstanding indebtedness for the nine months ended September 30, 2011 had a lower effective borrowing rate than outstanding indebtedness for the nine months ended September 30, 2010.
     Other Income (Expense). Other income increased from approximately $0 for the nine months ended September 30, 2010 to approximately $0.3 million for the nine months ended September 30, 2011. This change was due to an increase in preferred interest income from unconsolidated entities.
Income Tax Expense
     Provision for income taxes increased from $0 for the nine months ended September 30, 2010 to approximately $0.2 million for the nine months ended September 30, 2011. This increase was due to federal and state income tax related to our taxable REIT subsidiaries. Prior to October 2010, no provision for income tax was recorded as all income and losses of the Predecessor were allocated to partners or members of Predecessor owned entities.
Cash Flows
Comparison of Nine Months Ended September 30, 2011 and September 30, 2010
Operating Activities
     Net cash provided by operating activities was approximately $21.8 million for the nine months ended September 30, 2011 as compared to approximately $2.5 million for the nine months ended September 30, 2010, an increase of approximately $19.3 million. This change was driven by a significant decrease in interest expense and net loss during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Working capital accounts provided approximately $4.7 million for the nine months ended September 30, 2011 while approximately $3.0 million was provided by working capital accounts for the nine months ended September 30, 2010, representing an increase in cash provided of approximately $1.7 million. This change was driven by improved collection of deposits and advance rental payments during the nine months ended September 30, 2011.
Investing Activities
     Net cash used in investing activities totaled approximately $86.1 million for the nine months ended September 30, 2011 as compared to approximately $2.8 million for the nine months ended September 30, 2010, an increase of approximately $83.3 million. This increase was due to significantly increased development and construction activity related to consolidated properties in the nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010, offset by cash received from HSRE related to the contribution of ownership interests in The Grove at Denton and The Grove at Valdosta to HSRE IV.

Financing Activities
     Net cash provided by financing activities totaled approximately $71.5 million for the nine months ended September 30, 2011 as compared to approximately $2.2 million for the nine months ended September 30, 2010, an increase of approximately $69.3 million. This increase was due to proceeds from mortgage loans, draws on our revolving credit facility and draws on secured, project-specific construction loans to fund increased development and construction activity for wholly owned student housing properties and to fund investments in HSRE IV, partially offset by distributions paid to stockholders and noncontrolling interests.
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
Principal Capital Resources
     On October 19, 2010, we closed a credit agreement (our “revolving credit facility”) with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility. This facility was secured by 13 of our wholly owned properties. Affiliates of Citigroup Global Markets Inc. act as administrative agent, collateral agent, lead arranger and book running manager, and affiliates of Raymond James & Associates, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Barclays Capital Inc. and RBC Capital Markets Corporation (together with other financial institutions) act as lenders under our revolving credit facility.
     On August 17, 2011, the Company and its lenders amended the revolving credit facility. As a result of the amendment, the credit facility was increased to $150 million and its interest rate was adjusted, the result of which decreased the spread over the elected floating interest rate. Additionally, the revolving credit facility, which was formerly secured, became unsecured and now matures on August 17, 2014, subject to a one-year extension option the Company may exercise at its option, pursuant to certain terms and conditions. As of September 30, 2011, approximately $41.0 million was outstanding under our revolving credit facility and approximately $71.8 million of borrowing capacity was available under this facility.
     The amount available for us to borrow under this credit facility is based on the lesser of (i) 60.0% of the “as is” appraised value of our properties that form the borrowing base of the facility, and (ii) the amount that would create a debt service coverage ratio of not less than 1.50 : 1.00. Additionally, our revolving credit facility has an accordion feature that allows us to request an increase in the total commitments of an additional $175 million to a total commitment of $325 million. Amounts outstanding under our revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings.
     Our ability to borrow under our revolving credit facility is subject to our ongoing compliance with a number of customary financial covenants, including:

•	a maximum leverage ratio of 0.60 : 1.00;

•	a minimum fixed charge coverage ratio of 1.50 : 1.00;

•	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of 66.67%;

•	a maximum secured recourse debt ratio of 20%;

•	a minimum tangible net worth of not less than the sum of approximately $227.1 million plus an amount equal to 75% of the net proceeds of any additional equity issuances; and

•	a maximum secured debt ratio of not greater than 50% through February 17, 2013, and not greater than 45% on any date thereafter.
     Under our revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our Funds From Operations (“FFO”) or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).
     We and certain of our subsidiaries guarantee the obligations under our revolving credit facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.
     The foregoing is only a summary of the material terms of our amended and restated revolving credit facility. For more information, see the amended and restated credit agreement, which is filed as Exhibit 10.1 to our Current Report on Form 8-K field with the SEC on August 23, 2011.
     We intend to pursue alternative, longer-term financing for some or all of the properties, which, prior to the completion of the Offering, secured our $104.0 million mortgage loan with Silverton Bank since they were released from the lien of that mortgage upon its repayment in full in connection with our Offering and Formation Transactions. For eligible properties, this may include debt financing provided by Freddie Mac or Fannie Mae. In August and September 2011, we closed on separate seven-year mortgage loans for each of The Grove at Ellensburg, The Grove at Greeley and The Grove at Nacogdoches. The lender for each of these mortgage loans is Freddie Mac.
     On July 22, 2011, Campus Crest at Auburn, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with Compass Bank pursuant to which Compass Bank agreed to provide Campus Crest at Auburn, LLC a construction loan with a total borrowing capacity of approximately $16.3 million. The construction loan will be used to finance the development of a student housing property in Auburn, Alabama. The construction loan matures on July 22, 2014, but can be extended until October 22, 2015, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 2.95%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At September 30, 2011, no amounts were outstanding under this loan.
     On June 30, 2011, Campus Crest at Orono, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with TD Bank, N.A. pursuant to which TD Bank agreed to provide Campus Crest at Orono, LLC a construction loan with a total borrowing capacity of approximately $15.2 million. The construction loan will be used to finance the development of a student housing property in Orono, Maine. The construction loan matures on June 30, 2014, but can be extended until December 31, 2015, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 2.75%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At September 30, 2011, no amounts were outstanding under this loan.
     On March 4, 2011, Campus Crest at Columbia, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with BOKF, NA (d/b/a Bank of Oklahoma), pursuant to which Bank of Oklahoma agreed to provide Campus Crest at Columbia, LLC a construction loan with a total borrowing capacity of approximately $17.0 million. The construction loan was used to finance the development of a student housing property in Columbia, Missouri. The construction loan matures on March 4, 2014, but can be extended until March

4, 2015, subject to certain conditions. The interest rate on the construction loan is the greater of (i) LIBOR plus 3.0%, or (ii) 4.5%. Loan payments are interest only through April 2013. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At September 30, 2011, approximately $13.4 million was outstanding under this loan.
     On November 19, 2010, the Company entered into a construction loan with The PrivateBank and Trust Company to finance the development of student housing properties in each of Ames, Iowa, Clarksville, Tennessee and Fort Wayne, Indiana. The construction loan initially matures on November 19, 2013, but can be extended until November 19, 2014, subject to certain conditions. The interest rate is LIBOR plus 4.75% and the construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. Loan payments are interest only through November 2012. The amount available under the construction loan totals approximately $37.5 million. At September 30, 2011 and December 31, 2010, approximately $26.4 million and $0, respectively, were outstanding under this loan.
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
     We are currently building six new student housing properties, three of which are wholly owned by us and three of which we expect will be owned by a joint venture with HSRE in which we own a 10% interest. We expect to complete construction and commence operations at each of these properties in August 2012, for the 2012-2013 academic year. For each of these projects, we have commenced construction, or intend to commence construction, subsequent to significant pre-development activities. We estimate that the cost to complete the three wholly owned properties will be approximately $84.7 million. Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint venture with HSRE, and we estimate that the cost to complete the three joint venture properties will be approximately $72.1 million. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). We intend to finance the construction of these six properties through borrowings under our revolving credit facility, project-specific construction indebtedness (including the project-specific indebtedness described in note 9 to the condensed consolidated and combined financial statements) and contributions from HSRE.
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
Commitments
     The following table summarizes our contractual commitments as of September 30, 2011 (including future interest payments) (in thousands):

Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt obligations (1)	$192,730	82	15,136	70,980	106,532
Interest payments on outstanding debt obligations	42,274	3,666	15,192	12,925	10,491
Operating lease obligations	16,344	144	1,783	1,955	12,462
Purchase obligations (2)	3,181	1,614	1,567	—	—
Other long-term liabilities	289	—	289	—	—

Total	$254,818	5,506	33,967	85,860	129,485

(1)	Obligations do not include debt maturities related to unconsolidated entities. Unconsolidated entities have long-term debt obligations of approximately $110.8 million, which mature at various dates through 2013. The Company is the guarantor of these loans.

(2)	Obligations relate to subcontracts executed by Campus Crest Construction, LLC and Campus Crest Construction, Inc. to complete projects under construction at September 30, 2011.
Off-Balance Sheet Arrangements
HSRE Joint Venture
     We use joint venture arrangements to finance certain of our properties. As discussed above, at September 30, 2011, we were party to two joint venture arrangements with HSRE. The first venture, in which we own a 49.9% interest and account for under the equity method, owns 100% interests in six operating properties. The second venture, in which we own a 20% interest and account for under the equity method, owns 100% interests in two properties which opened for the 2011-2012 academic year. As discussed in note 8 to the accompanying condensed consolidated and combined financial statements contained in Part I herein, our investments in these ventures obligate us for a portion of the $110.8 million construction debt held in those unconsolidated entities.
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
     While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the condensed consolidated and combined financial statements included elsewhere in this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with U.S. GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with U.S. GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
     The following table presents a reconciliation of our FFO to our net income (loss) for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$414	(6,302)	(701)	(14,593)
Real estate related depreciation and amortization	4,809	4,442	15,054	13,722
Real estate related depreciation and amortization — unconsolidated joint ventures	627	107	1,786	264

Funds from operations (“FFO”)	$5,850	(1,753)	16,139	(607)

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
     The following table presents a reconciliation of our FFOA to our FFO for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
FFO	$5,850	(1,753)	16,139	(607)
Elimination of change in fair value of interest rate derivatives	—	(1,545)	(337)	(4,437)

Funds from operations adjusted (“FFOA”)	$5,850	(3,298)	15,802	(5,044)

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of September 30, 2011, approximately $67.4 million of our aggregate indebtedness (approximately 35% of total indebtedness) was subject to variable interest rates.
     If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.7 million annually. This assumes that the amount outstanding under our variable rate debt remains at $67.4 million, the balance as of September 30, 2011.
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
     As of the quarter ended September 30, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.
     On October 31, 2011, a subsidiary of the Company and HSRE-Campus Crest VA, LLC, an affiliate of HSRE, executed the operating agreement (the “Agreement”) of HSRE-Campus Crest V, LLC, a Delaware limited liability company and newly-formed joint venture (the “Joint Venture”). The Joint Venture was formed to acquire, develop, operate and manage student housing properties in separate pools comprised of student housing properties that are expected to be completed in the same academic year. Pursuant to the terms of the Agreement, the Company and HSRE own a 10% and 90% membership interest, respectively, in the Joint Venture.
     The Company will be responsible for the day-to-day management of the Joint Venture’s business and affairs, provided that major decisions (including budgeting) must be approved by the Company and HSRE. In addition, we will earn development, construction and management fees for the development and management of the properties developed through the Joint Venture. The Agreement also provides for the reimbursement of a portion of our overhead relating to each property developed by the Joint Venture. Pursuant to the terms of the Agreement, under certain circumstances, the Company will be responsible for funding the amount by which actual development costs for a property developed by the Joint Venture exceed the budgeted development costs of such property.
     The Agreement contains customary representations, warranties and covenants. The acquisition or development of a student housing property by the Joint Venture is subject to certain funding conditions, including the execution by our affiliate of a Non-Competition and Right of First Opportunity Agreement, whereby our affiliate grants to HSRE a right of first opportunity to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested a total of $50 million in both HSRE-Campus Crest IV, LLC and the Joint Venture or caused these ventures to decline three development opportunities in any calendar year. The Agreement may be terminated upon the occurrence of certain events, including an event of default under any loan document relating to Joint Venture properties.
Item 6. Exhibits

Exhibit
Number	Description of Document
10.1	Amended and Restated Credit Agreement, by and among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto, dated as of August 17, 2011.(1)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):
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

*	Filed herewith.

(1)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2011 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     Dated: November 4, 2011

CAMPUS CREST COMMUNITIES, INC.
By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document
10.1	Amended and Restated Credit Agreement, by and among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto, dated as of August 17, 2011.(1)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets of Campus Crest Communities, Inc., (ii) the Condensed Consolidated and Combined Statements of Operations of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, (iii) the Condensed Consolidated Statement of Changes in Equity and Comprehensive Loss of Campus Crest Communities, Inc., (iv) the Condensed Consolidated and Combined Statements of Cash Flows of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, and (v) related notes to the Condensed Consolidated and Combined Financial Statements of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.

(1)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2011 and incorporated herein by reference.