Form 10-K
period 2011-12-31
Campus Crest Communities, Inc.
filed 2012-03-12
CIK 1490983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34872

CAMPUS CREST COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-2481988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Rexford Road, Suite 414, Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 496-2500

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, $.01 par value	New York Stock Exchange
8% Series A Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 31,024,665 shares of the registrant’s common stock outstanding with a par value of $0.01 per share as of the close of business on March 8, 2012. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $387.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and III of this report incorporate certain information by reference to the registrant’s definitive Proxy Statement to be filed with respect to the 2012 annual meeting of stockholders expected to be held on April 23, 2012.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect us include but are not limited to:

•	the factors discussed in this report, including those set forth under Risk Factors in Item 1A;

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or other factors;

•	the operating performance of our properties;

•	the success of our development and construction activities;

•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	changes in our business and growth strategies and in our ability to consummate additional joint venture transactions;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

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

•	the credit quality of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract, qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts (“REIT”)); and

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

We are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, purpose-built student housing properties in the United States, based on beds owned and under management. As of December 31, 2011, we owned interests in 33 operating student housing properties containing approximately 6,324 apartment units and 17,064 beds. Our operating properties are located in 14 states and are all recently built, with an average age of approximately 3.2 years as of December 31, 2011. Twenty-seven of our properties, containing approximately 5,156 apartment units and 13,884 beds, are wholly owned. Six of our properties, containing approximately 1,168 apartment units and 3,180 beds, are owned through a joint venture with Harrison Street Real Estate (“HSRE”), four in which we own a 49.9% interest and two in which we own a 20% interest. We recently completed construction of two of our joint venture properties, each of which commenced operations in August 2011.

As of December 31, 2011, the average occupancy for our 33 properties was approximately 89% and the average monthly total revenue per occupied bed was approximately $485. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

The Predecessor held substantially all of its assets, and conducted substantially all of its business through Campus Crest Group, LLC, a North Carolina limited liability company (“Campus Crest Group”). All of our properties have been developed, built and managed by Campus Crest Group, generally based upon a common prototypical building design. We believe that our use of this prototypical building design, which we have built approximately 500 times at our 33 student housing properties (approximately 15 of such residential buildings comprise one student housing property), allows us to efficiently deliver a uniform and proven student housing product in multiple markets. All of our properties operate under The Grove® brand, and we believe that our brand and the associated lifestyle are effective differentiators that create higher visibility and appeal for our properties within their markets.

In addition to our existing properties, we actively seek new development opportunities. We commenced building six new student housing properties, three of which are wholly owned by us and three of which are owned by a third joint venture with HSRE in which we own a 10% interest. We are currently targeting completion of these six properties for the 2012-2013 academic year. For each of these projects, we conducted significant pre-development activities and obtained necessary zoning and site plan approvals. In total, we have identified over 200 markets and approximately 80 specific sites within these markets as potential future development opportunities.

REIT Status and Taxable REIT Subsidiaries

We elected and qualified to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with our taxable year ended on December 31, 2010. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute currently to our stockholders.

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

Optimize Our Properties and Brand Value. A key element of our strategy is to optimize the student lifestyle experience at our properties and enhance the value and recognition of our brand, The Grove®, through a consistent set of operating principles. We strive to offer properties that are designed to meet the unique needs of student-tenants, and to offer a variety of social activities and other programs that build a sense of community at our properties. Our property management group, The Grove Student Properties, continually works with our “RockStar”/Community Assistant teams to design student lifestyle programs involving social, cultural, outreach, recreational, educational and spiritual activities, which we refer to as our “SCORES” program. We believe that our focus on enhancing student lifestyle and promoting a sense of community at our properties drives improved occupancy and allows us to charge premium rents.

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

Student Programming / SCORES Program

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

Regulation

General

Student housing properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our operating properties has the necessary permits and approvals to operate its business. In addition, apartment community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities, such as swimming pools, activity centers and other common areas.

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable.

Fair Housing Act

The Fair Housing Act (the “FHA”), its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development (“HUD”) and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) or handicap (disability) and, in some states, on financial capability.

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

Employees

As of December 31, 2011, we had approximately 527 employees. Our employees are not represented by a labor union.

Offices and Website

Our principal executive offices are located at 2100 Rexford Road, Suite 414, Charlotte, NC 28211. We also have management offices at each of our properties.

Our website is located at www.campuscrest.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act , as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange

Commission (“SEC’). Our website also contains copies of our Corporate Governance Guidelines and Code of Business Ethics, as well as the charters of our Nominating and Corporate Governance, Audit, and Compensation Committees. The information on our website is not part of this report.

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

Our future growth will depend, in part, upon our ability to complete successfully the six properties targeted to be completed for the 2012-2013 academic year and to identify, plan and execute on additional development opportunities. Our development activities may be adversely affected by:

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

The construction of our student housing properties, including the six properties targeted to be completed for the 2012-2013 academic year, involves risks associated with construction activities, including liability for workplace safety, such as injuries and accidents to persons and property occurring during the construction process. Construction activities also subject us to obligations relating to environmental compliance, such as management of storm water discharge and run-off, material handling, on-site storage of construction materials and off-site disposal of construction materials. These risks are in addition to those associated with owning or operating student housing properties.

Our development activities are subject to delays and cost overruns, which could materially and adversely affect us.

Our development activities, including those related to the six properties targeted to be completed for the 2012-2013 academic year or future academic years, may be adversely affected by circumstances beyond our control, including: work stoppages; labor disputes; shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers; changes in laws or other governmental regulations, such as those relating to union organizing activity; lack of adequate utility infrastructure and services; our reliance on local subcontractors, who may not be adequately capitalized or insured; inclement weather; and shortages, delay in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our properties. If we are unable to recover these increased costs by raising our lease rates, our financial performance and liquidity could be materially and adversely affected.

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

We experienced unprecedented levels of volatility in the capital markets, a reduction in the availability of credit and intense recessionary pressures, which had an adverse effect on our results of operations and our ability to borrow funds. For example, lenders were generally imposing more stringent lending standards and applying more conservative valuations to properties. This limited the amount of indebtedness we were able to obtain and impeded our ability to develop new properties and to replace construction financing with permanent financing. If these conditions were to develop in the future, our business and our growth strategy may be materially and adversely affected. Although our business strategy contemplates access to debt financing (including our revolving credit facility and construction debt) to fund future development and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. As of December 31, 2011, we had approximately $79.5 million outstanding under our revolving credit facility and issued letters of credit in an aggregate amount of $3.5 million under such facility. The amounts outstanding under our revolving credit facility will reduce the amount that we may be able to borrow under this facility for other purposes. We have up to $48.3 million in borrowing capacity under our revolving credit facility, and amounts borrowed under the facility will be due at its maturity in August 2014. This indebtedness, as well as our mortgage, construction and other debt of approximately $189.5 million as of December 31, 2011, will subject us to risks associated with debt financing as described below under “—Our indebtedness exposes us to a risk of default and reduces our free cash flow, which could materially and adversely affect us.”

A subsequent recession or challenging economic environment may adversely affect us by, among other things, limiting or eliminating our access to financing, which would adversely affect our ability to develop and refinance properties and pursue acquisition opportunities. Significantly more stringent lending standards and higher interest rates may reduce our returns on investment and increase our interest expense, which could adversely affect our financial performance and liquidity. Additionally, limited availability of financing may reduce the value of our properties, limit our ability to borrow against such properties and, should we choose to sell a property, impair our ability to dispose of such property at an attractive price or at all, which could materially and adversely affect us.

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

We may develop or acquire properties in markets within the United States in which we do not currently operate, including the six markets in which we are developing properties with completion targeted for the 2012-2013 academic year. To the extent we choose to develop or acquire properties in new markets, we will not possess the same level of familiarity with development or operation in these markets, as we do in our current markets, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance, which could materially and adversely affect us.

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

We generally lease our properties for 11.5-month terms, and the related leases provide for 12 equal monthly payments of rent. Therefore, our properties must be entirely re-leased each year, exposing us to more leasing risk than property lessors that lease their properties for longer terms. Student housing properties are also typically leased during a limited leasing period that generally begins in January and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this leasing period. We will be subject to heightened leasing risk at properties under development and at properties we may acquire in the future due to our lack of experience leasing such properties. Any significant difficulty in leasing our properties would adversely affect our results of operations, financial condition and ability to pay distributions on our securities and would likely have a negative impact on the trading price of our securities.

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

In the past, we have experienced significant net losses; if this trend continues, we could be materially and adversely affected.

For the years ended December 31, 2010, 2009, 2008 and 2007, we incurred significant net losses. These results have had a negative impact on our financial condition. While we experienced net income for the year ended December 31, 2011, and believe that we are adequately capitalized and able to continue our development activity, there can be no assurance that our business will be profitable in the future and additional losses will not be incurred. If this trend continues in the future, our financial performance, liquidity and our ability to operate our business as a going concern could be materially and adversely affected.

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

As of December 31, 2011, our total consolidated indebtedness was approximately $269.0 million. Our debt service obligations expose us to the risk of default and reduce cash available to invest in our business or pay distributions that are necessary to qualify and remain qualified as a REIT. Although we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness to not more than 50% of our total market capitalization, our board of directors may modify or eliminate this limitation at any time without the approval of our stockholders. Furthermore, our charter does not contain any limitation on the amount of indebtedness that we may incur. In the future we may incur substantial indebtedness in connection with the development or acquisition of additional properties and for other working capital needs, or to fund the payment of distributions to our stockholders.

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

These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Furthermore, our revolving credit facility contains certain cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-venturers’ financial condition and disputes between our co-venturers and us.

Our properties located in Lawrence, Kansas, Moscow, Idaho, San Angelo, Texas, and Conway, Arkansas, comprising approximately 11.8% of our beds, are held in a joint venture with HSRE, in which we own a 49.9% interest. Our properties located in Denton, Texas, and Valdosta, Georgia, comprising approximately 0.7% of our beds, are held in a joint venture with HSRE, in which we own a 20.0% interest. Additionally, we entered into a new joint venture with HSRE, in which we own a 10.0% interest and through which we are developing three properties with completion targeted for the 2012-2013 academic year. We anticipate that we may enter into other joint ventures with other parties in the future. We may not have a controlling interest in a joint venture and may share responsibility with our co-venturer for managing the property held by the joint venture. Under such circumstances, we may not have sole decision-making authority regarding the joint venture’s property. Investments in joint ventures, under certain circumstances, involve risks not present when we invest in a property without the involvement of a third party. For example, our co-venturer may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our preferences, policies or objectives. Additionally, it is possible that our co-venturer might become bankrupt, fail to fund its share of required capital contributions or block or delay decisions that we believe are necessary. Such investments may also have the potential risk of impasses on decisions, such as sales, because neither we nor our co-venturers may have full control over the joint venture. Disputes between us and our co-venturer may result in litigation or arbitration that would increase our expenses and divert the attention of our officers and directors from other aspects of our business. Consequently, actions by or disputes with our co-venturers might result in subjecting properties owned by the joint venture vehicle to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party co-venturers. Any of foregoing factors could materially and adversely affect our joint-venture investments.

We have a limited operating history as a REIT and as a publicly traded company and may not be able to successfully operate as a REIT or a publicly traded company.

We have a limited operating history as a REIT and as a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC and comply with the Sarbanes-Oxley Act of 2002. Since our initial public offering, we have been subject to various requirements related to REITs and publicly traded companies, including requirements to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT and satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with New York Stock Exchange (“NYSE”) listing standards. Compliance with these requirements could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company or qualify and maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls we may discover material weaknesses or significant deficiencies in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our securities.

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

The prior performance of our properties may not be indicative of our future performance.

All of our properties have been acquired or developed by us and/or our predecessor entities within the past seven years and have limited operating histories. Consequently, the historical operating results of our properties and the financial data we have disclosed may not be indicative of our future performance. The operating performance of the properties may decline and we could be materially and adversely affected.

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

In addition, in order to qualify for taxation as a REIT and to maintain such qualification, the Internal Revenue Code limits our ability to sell properties held for less than two years, which may cause us to incur losses thereby reducing our cash flows. See “Federal Income Tax Risk Factors—The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.” These factors and any others that would impede our ability to respond to adverse changes in the performance of any of our properties or a need for liquidity could materially and adversely affect us.

We could incur significant costs related to government regulation and private litigation over environmental matters, which could materially and adversely affect us.

Under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), a current or previous owner or operator of real estate may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Additionally, an entity that arranges for the disposal or treatment of a hazardous or toxic substance or petroleum at another property may be held jointly and severally liable for the cost of investigating and cleaning up such property or other affected property. Such parties are known as potentially responsible parties (“PRPs”). These environmental laws often impose liability regardless of whether the PRP knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. PRPs may also be liable to parties who have claims for contribution in connection with any such contamination, such as other PRPs or state and federal governmental agencies. The liability is generally not limited under such laws and therefore could easily exceed the property’s value and the assets of the liable party.

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

Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements may require modifications to our properties, such as the removal of access barriers or restrict our ability to renovate or develop our properties in the manner we desire. Additional federal, state and local laws may also require us to make similar modifications or impose similar restrictions on us. For example, the FHA requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.

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

Future terrorist attacks in the United States or an increase in incidents of violence on college campuses could reduce the demand for, and the value of, our properties, which could materially and adversely affect us.

Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and acts of war, or threats of the same, could reduce the demand for, and the value of, our properties. Any such event in any of the markets in which our properties are located would make it difficult for us to maintain the affected property’s occupancy or to re-lease the property at rates equal to or above historical rates, which could materially and adversely affect us.

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

Our charter authorizes our board of directors to issue up to 90,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. In addition, subject to the rights of holders of Series A Preferred Stock to approve the classification or issuance of any class or series of stock ranking senior to the Series A Preferred Stock, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified stock. As a result, our board of directors may authorize the issuance of additional stock or establish a series of common or preferred stock that may have the effect of delaying, deferring or preventing a change in control of us, including through a transaction at a premium over the market price of our securities, even if our stockholders believe that a change in control through such a transaction is in their best interest.

Provisions of Maryland law may limit the ability of a third party to acquire control of us, which, in turn, may negatively affect our stockholders’ ability to realize a premium over the market price of our securities.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the market price of our securities, including:

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

By resolution of our board of directors, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such persons). Pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board of directors may by resolution elect to opt into the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt into the control share provisions of the MGCL in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us that otherwise could provide our stockholders with the opportunity to realize a premium over the market price of our securities.

The ownership limitations in our charter and the Series A Preferred Stock articles supplementary may restrict or prevent you from engaging in certain transfers of our securities, which may delay or prevent a change in control of us that our stockholders believe to be in their best interest.

In order for us to qualify as a REIT, no more than 50% in value of the outstanding shares of our common stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our common stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our common stock during at least 335 days of each taxable year. To assist us in qualifying as a REIT, our charter contains a stock ownership limit which provides that, subject to certain exceptions, no person or entity may beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Internal Revenue Code, more than 9.8% by vote or value, whichever is more restrictive, of either our outstanding common stock or our outstanding capital stock in the aggregate. In addition, the Series A Preferred Stock articles supplementary provide that generally no person may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, either more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding Series A Preferred Stock. Generally, any of our shares of common stock owned by affiliated owners will be added together for purposes of the stock ownership limits.

If anyone transfers shares of our stock in a way that would violate the stock ownership limits or prevent us from qualifying as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the stock ownership limits or we will consider the transfer to be null and void from the outset, and the intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires securities in violation of the stock ownership limits or the other restrictions on transfer in our charter bears the risk of suffering a financial loss when the shares are redeemed or sold if their market price falls between the date of purchase and the date of redemption or sale.

The constructive ownership rules under the Internal Revenue Code are complex and may cause stock owned actually or constructively by a group of related individuals or entities to be owned constructively by one individual or entity. As a result, the acquisition of less than 9.8% of our stock (or the acquisition of an interest in an entity that owns, actually or constructively, our stock) by an individual or entity, could, nevertheless cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of our outstanding stock and therefore they would be subject to the stock ownership limits. However, under certain circumstances, our charter provides that our board of directors shall make an exception to this limitation if our board determines that such exception will not jeopardize our tax status as a REIT.

In addition, the stock ownership limits and the other restrictions on transfer in our charter may have the effect of delaying, deferring or preventing a third party from acquiring control of us, whether such a transaction involved a premium price for our securities or otherwise was in the best interest of our stockholders.

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

MXT Capital entered into a tax protection agreement with us. Pursuant to the tax protection agreement, we agreed to maintain a minimum level of indebtedness of $56.0 million throughout the 10-year tax protection period in order to allow a sufficient amount of debt to be allocable to MXT Capital to avoid certain adverse tax consequences. If we fail to maintain such minimum indebtedness throughout the 10-year tax protection period, we will be required to make indemnifying payments to MXT Capital, in an amount equal to the federal, state and local taxes, if any, imposed on its members as a result of any income or gain recognized by them by reason of such failure. The amount of such taxes will be computed based on the highest applicable federal, state and local marginal tax rates, as well as any “grossed up” taxes imposed on such payments. This requirement may restrict our ability to reduce leverage when we otherwise might wish to do so and generally reduce our flexibility in managing our capital structure. The tax protection agreement does not require us to make indemnifying payments to MXT Capital by reason of any built-in gain allocated to its members upon the disposition of any of our properties.

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

Our primary assets are our general partner interest in the Operating Partnership and OP units and, as a result, we depend on distributions from the Operating Partnership to pay dividends and expenses.

We are a holding company and have no material assets other than our general partner interest and OP units. We intend to cause the Operating Partnership to make distributions to its limited partners, including us, in an amount sufficient to allow us to qualify as a REIT for federal income tax purposes and to pay all our expenses. To the extent we need funds and the Operating Partnership is restricted from making distributions under applicable law, agreement or otherwise, or if the Operating Partnership is otherwise unable to provide such funds, the failure to make such distributions could adversely affect our liquidity and financial condition and our ability to make distributions to our stockholders.

We operate through a partnership structure, which could materially and adversely affect us.

Our primary property-owning vehicle is the Operating Partnership, of which we are the sole general partner. Our acquisition of properties through the Operating Partnership in exchange for OP units may permit certain tax deferral advantages to the sellers of those properties. If properties contributed to the Operating Partnership have unrealized gain attributable to the difference between the fair market value and adjusted tax basis in such properties prior to contribution, then the sale of such properties could cause material and adverse tax consequences to the limited partners who contributed such properties. Although we, as the sole general partner of the Operating Partnership, generally have no obligation to consider the tax consequences of our actions to any limited partner, in connection with our formation transactions, we agreed to indemnify MXT Capital for certain tax consequences related to our properties. There can be no assurance that the Operating Partnership will not acquire properties in the future subject to material restrictions designed to minimize the adverse tax consequences to the limited partners who contribute such properties. Such restrictions could result in significantly reduced flexibility to manage our properties, which could materially and adversely affect us.

We have fiduciary duties as sole general partner of the Operating Partnership which may result in conflicts of interest in representing your interests as our stockholders.

Conflicts of interest could arise in the future as a result of the relationship between us, on the one hand, and the Operating Partnership or any partner thereof, on the other. We, as the sole general partner of our operating partnership, have fiduciary duties to the other limited partners in the Operating Partnership under Delaware law. At the same time, our directors and officers have duties to us and our stockholders under applicable Maryland law in connection with their management of us. Our duties as the sole general partner of the Operating Partnership may come in conflict with the duties of our directors and officers to us and our stockholders. For example, those persons holding OP units will have the right to vote on certain amendments to the partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. We are unable to modify the rights of limited partners to receive distributions as set forth in the partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders. Our partnership agreement provides that if there is a conflict between the interests of our stockholders, on one hand, and the interests of the limited partners, on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the limited partners; provided, however, that for so long as we own a controlling interest in the Operating Partnership, we have agreed to resolve any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners in favor of our stockholders.

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

We may not be able to maintain our distribution rate, and we may be required to fund the minimum distribution necessary to qualify for taxation as a REIT from sources that could reduce our cash flows.

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

The market price of our securities may be volatile due to numerous circumstances, some of which are beyond our control.

The market price of our securities may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the market price of our securities. Some of the factors that could negatively affect the market price or result in fluctuations in the market price of our securities include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our financial performance or earnings estimates;

•	increases in market interest rates (which, among other consequences, may lead purchasers of our securities to require a higher dividend yield to make or maintain an investment);

•	changes in market valuations of similar companies;

•	adverse market reaction to any indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our issuance of additional shares of common stock or other securities;

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

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may limit our operating and financial flexibility and adversely affect the market price of our securities.

Our common stock is ranked junior to our Series A Preferred Stock. Our outstanding Series A Preferred Stock also has a preference upon our dissolution, liquidation or winding up in respect of assets available for distribution to our stockholders. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our securities or both. In addition, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to make distributions to our stockholders. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on then-current market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our securities and diluting their proportionate ownership.

Federal Income Tax Risk Factors

Our failure to remain qualified as a REIT could have a material and adverse effect on us.

We intend to continue to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. If we lose our qualification as a REIT, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

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

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions and regulations promulgated thereunder for which there are only limited judicial and administrative interpretations. Even a technical or inadvertent violation could jeopardize our ability to qualify as a REIT. The complexity of these provisions and of the applicable U.S. Treasury Department regulations (“Treasury Regulations”) that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to continue to qualify as a REIT, we must satisfy a number of requirements on a continuing basis, including requirements regarding the composition of our assets, sources of our gross income and stockholder ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains.

As a result of these factors, our failure to continue to qualify as a REIT could materially and adversely affect us and the market price of our securities.

To remain qualified as a REIT, we will likely rely on the availability of equity and debt capital to fund our business.

To remain qualified as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Because of REIT distribution requirements, we may be unable to fund capital expenditures, such as our developments, future acquisitions or property upgrades or renovations from operating cash flow. Therefore, we may be dependent on the public equity and debt capital markets and private lenders to fund our growth and other capital expenditures. However, we may not be able to obtain this capital on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	our current debt levels and the number of properties subject to encumbrances;

•	our current performance and the market’s perception of our growth potential;

•	our cash flow and cash dividends; and

•	the market price of our securities.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our stockholders, including those necessary to maintain our qualification as a REIT, which could materially and adversely affect us.

Even if we remain qualified as a REIT, we may face other tax liabilities that have a material and adverse affect on us.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would cause our operating costs to increase, and therefore we could be materially and adversely affected.

In particular, various services provided at our properties are not permitted to be provided directly by the Operating Partnership, but must be provided through taxable REIT subsidiaries (“TRSs”) that are treated as fully taxable corporations.

To remain qualified as a REIT, we may be forced to limit the activities of our TRSs, which could materially and adversely affect us.

To remain qualified as a REIT, no more than 25% of the value of our total assets may consist of the securities of one or more TRSs. Certain of our activities, such as our third-party development, construction, management and leasing services, must be conducted through our TRSs for us to qualify or remain qualified as a REIT. In addition, certain non-customary services must be provided by a TRS or an independent contractor. If the revenues from such activities create a risk that the value of our TRSs, based on revenues or otherwise, approaches the 25% threshold, we will be forced to curtail such activities or take other steps to remain under the 25% threshold. Since the 25% threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRSs exceeds the 25% threshold even if our TRSs account for less than 25% of our consolidated revenues, income or cash flow. Our third-party services generally are performed by our TRSs. Consequently, income earned from our third-party services and non-customary services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our stockholders.

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

If the Operating Partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and we could be materially and adversely affected.

We believe that the Operating Partnership qualifies to be treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of the Operating Partnership’s income. No assurance can be provided, however, that the IRS, will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal state and corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could materially and adversely affect the market price of our securities.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates has been reduced by legislation to 15% (through the end of 2012). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the market price of the stock of REITs, including our securities.

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

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held in inventory primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as inventory held for sale to customers in the ordinary course of our business, subject to certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

To continue to qualify as a REIT for U.S. federal income tax purposes, we continually must satisfy tests concerning, among other things, the sources of our income, the type and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid suffering adverse tax consequences, including potentially losing our REIT status. As a result, we may be required to liquidate otherwise attractive investments, which could materially and adversely affect us. In addition, we may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income, asset-diversification or distribution requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments, which could materially and adversely affect us.

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

We own interests in 33 operating properties. All of our properties are less than seven years old and more than half of our properties are less than four years old. No single property accounts for more than 5% of our total assets or gross revenue as of December 31, 2011 or 2010 or for the years then ended.

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

The following table presents certain summary information about our operating properties:

	City	State	Year Opened	Primary University Served	Fall 2011 Overall Enrollment		Distance to Campus (miles)		Number of Units	Number of Beds	Occupancy as of December 31, 2011(1)		Average Monthly Total Revenue Per Occupied Bed(5)
	Wholly Owned Properties
1	Asheville	NC	2005	University of NC Asheville	3,665		0.1		154	448	92%		$498
2	Carrollton	GA	2006	University of West Georgia	11,646		0.1		168	492	99%		$450
3	Las Cruces	NM	2006	New Mexico State University	18,024		0.4		168	492	86%		$456
4	Milledgeville	GA	2006	Georgia College & State University	6,636		0.1		168	492	99%		$545
5	Abilene	TX	2007	Abilene Christian University	4,558		0.5		192	504	82%		$438
6	Ellensburg	WA	2007	Central Washington University	10,750		0.5		192	504	99%		$506
7	Greeley	CO	2007	University of Northern Colorado	12,599		1.0		192	504	99%		$484
8	Jacksonville	AL	2007	Jacksonville State University	9,490		0.2		192	504	95%		$431
9	Mobile—Phase I(2)	AL	2007	University of South Alabama	15,009		On-Campus		192	504	93%		$485
10	Mobile—Phase II(2)	AL	2008	University of South Alabama			On-Campus		192	504	93%		$485
11	Nacogdoches	TX	2007	Stephen F. Austin State University	12,903		0.4		196	522	99%		$547
12	Cheney	WA	2008	Eastern Washington University	12,130		0.5		192	512	93%		$454
13	Jonesboro	AR	2008	Arkansas State University	13,900		0.2		192	504	80%		$452
14	Lubbock	TX	2008	Texas Tech University	32,327		2.1		192	504	92%		$491
15	Stephenville	TX	2008	Tarleton State University	9,892		0.8		192	504	83%		$481
16	Troy	AL	2008	Troy University	6,795		0.4		192	514	97%		$492
17	Waco	TX	2008	Baylor University	15,029		0.8		192	504	93%		$550
18	Wichita	KS	2008	Wichita State University	15,100		1.1		192	504	64%		$454
19	Wichita Falls	TX	2008	Midwestern State University	6,180		1.2		192	504	82%		$457
20	Murfreesboro	TN	2009	Middle Tennessee State University	26,442		0.8		186	504	91%		$450
21	San Marcos	TX	2009	Texas State University	34,087		1.7		192	504	100%		$572
22	Huntsville	TX	2010	Sam Houston State University	17,617		0.2		192	504	93%		$506
23	Statesboro	GA	2010	Georgia Southern University	20,212		0.7		200	536	99%		$465
24	Ames	IA	2011	Iowa State University	14,326		0.3		216	584	73%		$517
25	Clarksville	TX	2011	Austin Peay University	10,873		1.3		208	560	100%		$517
26	Columbia	MO	2011	University of Missouri	29,887		0.9		216	632	94%		$517
27	Ft. Wayne	IN	2011	Indiana-Purdue University	31,745		1.1		204	540	52%		$486

	Subtotal				15,455	(3)	0.7	(3)	5,156	13,884	90	%(4)	$486

	Joint Venture Properties(6)
28	Lawrence	KS	2009	University of Kansas	25,448		1.6		172	500	85%		$462
29	Moscow (2)	ID	2009	University of Idaho	12,312		0.5		192	504	97%		$474
30	San Angelo	TX	2009	Angelo State University	7,084		0.3		192	504	88%		$466
31	Conway	AR	2010	University of Central Arkansas	11,163		0.4		180	504	78%		$446
32	Denton	TX	2011	University of North Texas	35,694		0.8		216	584	76%		$587
33	Valdosta	GA	2011	Valdosta State University	13,089		1.9		216	584	98%		$512

	Subtotal				17,465	(3)	0.9	(3)	1,168	3,180	87	%(4)	$478

	Total Properties				15,832	(3)	0.7	(3)	6,324	17,064	89	%(4)	$485

(1)	Represents executed leases in place for the 2011-2012 academic year.
(2)	Property subject to a ground lease with an unaffiliated third-party.
(3)	Average.
(4)	Weighted average by number of leased beds as of December 31, 2011.
(5)	Total revenue (rental and service) for the year ended December 31, 2011 divided by the sum of leased beds at the properties per month.
(6)	Joint venture properties include four properties in which the Company owns a 49.9% interest and two properties in which the Company owns a 20% interest.

Expected 2012 Development Properties

We commenced building three properties for our own account, with completion targeted for the 2012-2013 academic year. Information with respect to these wholly owned developments is included in the following table:

City	State	Targeted Completion	Primary University Served	Fall 2011 Overall Enrollment		Distance to Campus (miles)		Number of Units	Number of Beds
Auburn	AL	August 2012	Auburn University	25,469		0.1		216	600
Flagstaff	AZ	August 2012	University of Northern Arizona	17,761		0.3		216	584
Orono	ME	August 2012	University of Maine	11,168		0.5		188	620

Total				18,133	(1)	0.3	(1)	620	1,804

We also commenced building three properties which are owned by a joint venture that we established with HSRE in October 2011 and in which we own a 10% interest. We are currently targeting completion of these three properties for the 2012-2013 academic year. Information with respect to these joint venture developments is included in the following table:

City	State	Targeted Completion	Primary University Served	Fall 2011 Overall Enrollment		Distance to Campus (miles)		Number of Units	Number of Beds
Fayetteville	AR	August 2012	University of Arkansas	23,199		0.5		232	632
Laramie	WY	August 2012	University of Wyoming	10,568		0.3		224	612
Stillwater(2)	OK	August 2012	Oklahoma State University	22,411		0.8		206	612

Total				18,726	(1)	0.5	(1)	662	1,856

(1)	Average.
(2)	The Grove at Stillwater is an operating property currently in the process of being repositioned, including significant renovations, upgrades and construction of additional units.

Development and construction activities involve significant risks and uncertainties, including risks of delays, cost overruns and the potential expenditure of funds on projects that are not ultimately completed.

For each of our expected 2012 development properties, we commenced construction subsequent to conducting significant pre-development activities. We have acquired the land necessary for the development of these properties and, in the instance of The Grove at Stillwater, also acquired the existing buildings and improvements at the property as well. No assurance can be given that these developments will be completed in accordance with our current expectations, including those with respect to targeted completion and estimated cost. In addition, with respect to any properties developed through the joint venture that we established with HSRE, we will be responsible for funding the amount by which actual development costs for a project pursued by the venture exceed the budgeted development costs of such project (without any increase in our interest in the project). Moreover, no assurance can be given that these properties, if completed, will perform in accordance with our expectations. See “Risk Factors—Risks Related to Our Business and Properties—Developing properties will expose us to risks beyond those associated with owning and operating student housing properties, and could materially and adversely affect us”; “—The construction activities at our student housing properties expose us to liabilities and risks beyond those associated with the ownership and operation of student housing properties, which could materially and adversely affect us”; “—Our development activities are subject to delays and cost overruns, which could materially and adversely affect us”; “—We may not realize a return on our development activities in a timely manner, which could materially and adversely affect us”; “—Adverse economic conditions and dislocation in the credit markets have had a material and adverse effect on us and may continue to materially and adversely affect us”; “—Developing or acquiring properties in new markets may materially and adversely affect us”; and “—Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-venturers’ financial condition and disputes between our co-venturers and us.”

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about our 2010 Equity Incentive Compensation Plan is incorporated by reference to our definitive Proxy Statement for our 2012 annual meeting of stockholders (the “Proxy Statement”).

Market Information

Our common stock has been listed and is traded on the NYSE under the symbol “CCG”. The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share reported on the NYSE and declared dividends per share for our common stock:

	Stock Price
Period	High	Low	Dividends
2010:
Period from October 19, 2010 to December 31, 2010	$14.18	$11.70	$0.127	(1)
2011:
First Quarter	$14.36	$10.51	$0.16
Second Quarter	13.02	10.55	0.16
Third Quarter	13.28	9.16	0.16
Fourth Quarter	12.00	8.71	0.16	(2)

(1)	Paid January 12, 2011, to stockholders of record on December 29, 2010.
(2)	Paid January 11, 2012, to stockholders of record on December 28, 2011.

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from October 19, 2010 (first day of trading for our common stock) to the NYSE closing price per share on December 31, 2011 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the FTSE ERPA/NAREIT United States Index (“FTSE ERPA/NAREIT US Index”). Total return values were calculated assuming a $100 investment on October 19, 2010 with the reinvestment of all dividends in (i) our common stock, (ii) the S&P 500 Index and (iii) the FTSE ERPA/NAREIT US Index.

The actual returns on the graph above are as follows:

Name	Initial Investment at October 19, 2010	Value of Initial Investment at December 31, 2010	Value of Initial Investment at December 31, 2011
Campus Crest Communities, Inc.	$100.00	112.96	85.76
S&P 500 Index	$100.00	108.33	110.62
FTSE ERPA/NAREIT US Index	$100.00	103.06	111.05

Holders

As of December 31, 2011, there were approximately 31 holders of record of our common stock and 30,709,877 shares of common stock outstanding.

Distributions

We intend to continue to declare quarterly distributions on our common stock. The actual amount, timing and form of payment of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code, and no assurance can be given as to the amounts, timing or form of payment of future distributions. The payment of distributions is subject to restrictions under our corporate-level debt described in Note 10 to the Consolidated and Combined Financial Statements in Item 15 and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 under “Liquidity and Capital Resources”.

Item 6.	Selected Financial Data.

You should read the following selected financial and operating data in conjunction with the Notes to Consolidated and Combined Financial Statements in Item 15 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

Statement of Operations Information:

	Campus Crest Communities, Inc.		Campus Crest Communities Predecessor
	Year Ended December 31,	October 19, 2010 Through December 31,	January 1, 2010 Through October 18	Year Ended December 31,
(in thousands, except share data)	2011	2010	2010	2009	2008	2007
Revenues:
Student housing rental	$57,269	$10,452	$39,169	$43,708	$30,813	$15,598
Student housing services	2,440	334	1,567	2,265	798	110
Development, construction and management services	35,084	74	35,687	60,711	2,505	—

Total revenues	94,793	10,860	76,423	106,684	34,116	15,708
Operating expenses:
Student housing operations	28,169	5,371	22,219	23,155	14,890	7,470
Development, construction and management services	31,051	—	33,449	60,200	2,147	—
General and administrative	6,856	1,176	5,589	5,617	5,422	3,467
Ground leases	209	42	214	264	224	40
Write-off of pre-development costs	—	—	537	1,211	203	—
Depreciation and amortization	20,090	3,961	14,886	18,371	13,573	5,765

Total operating expenses	86,375	10,550	76,894	108,818	36,459	16,742
Equity in loss of unconsolidated entities	(1,164)	(163)	(259)	(59)	—	—

Operating income (loss)	7,254	147	(730)	(2,193)	(2,343)	(1,034)

Nonoperating income (expense):
Interest expense	(6,888)	(2,519)	(20,836)	(15,871)	(14,946)	(6,583)
Change in fair value of interest rate derivatives	259	146	871	797	(8,758)	(2,115)
Other income	3,620	621	43	44	(50)	100

Total nonoperating expenses	(3,009)	(1,752)	(19,922)	(15,030)	(23,754)	(8,598)

Income (loss) before income taxes	4,245	(1,605)	(20,652)	(17,223)	(26,097)	(9,632)
Income tax expense	(464)	—	—	—	—	—

Net income (loss)	3,781	(1,605)	(20,652)	(17,223)	(26,097)	(9,632)
Net income (loss) attributable to noncontrolling interests	51	(14)	(7,479)	(10,486)	(870)	(2,083)

Net income (loss) attributable to Campus Crest Communities, Inc. and Predecessor	$3,730	$(1,591)	$(13,173)	$(6,737)	$(25,227)	$(7,549)

Net income (loss) per share:
Basic and diluted	$0.12	$(0.05)
Weighted-average common shares outstanding:
Basic	30,717	29,877
Diluted	31,153	29,877
Distributions per common share	$0.64	$0.127

Balance Sheet Information:

	Campus Crest Communities, Inc.		Campus Crest Communities Predecessor
	December 31,
(in thousands)	2011	2010	2009	2008	2007
Assets
Investment in real estate, net:
Student housing properties	$512,902	372,746	347,157	326,217	182,788
Accumulated depreciation	(76,164)	(57,463)	(38,999)	(20,794)	(7,752)
Development in process	44,862	24,232	3,300	15,742	18,929

Investment in real estate, net	481,600	339,515	311,458	321,165	193,965
Investment in unconsolidated entities	21,052	13,751	2,980	776	—
Other assets, net	37,864	17,991	17,358	20,214	19,939

Total assets	$540,516	371,257	331,796	342,155	213,904

Liabilities and equity
Liabilities:
Mortgage and construction loans	$186,914	60,840	329,102	322,426	166,905
Lines of credit and other debt	82,052	42,500	14,070	9,237	6,579
Other liabilities	40,415	21,127	31,340	32,606	25,533

Total liabilities	309,381	124,467	374,512	364,269	199,017

Equity (deficit):
Stockholders’ and owner’s equity (deficit)	227,109	243,159	(50,090)	(42,502)	(14,589)
Noncontrolling interests	4,026	3,631	7,374	20,388	29,476

Total equity (deficit)	231,135	246,790	(42,716)	(22,114)	14,887

Total liabilities and equity (deficit)	$540,516	371,257	331,796	342,155	213,904

Other Data:

	Campus Crest Communities, Inc.		Campus Crest Communities Predecessor
	Year Ended December 31,	October 19, 2010 Through December 31,	January 1, 2010 Through October 18,	Year Ended December 31,
(unaudited and in thousands)	2011	2010	2010	2009	2008	2007
Funds from operations (“FFO”)(1)
Net income (loss)	$3,781	(1,605)	(20,652)	(17,223)	(26,097)	(9,632)
Gain on purchase of joint venture properties(2)	(3,159)	(577)	—	—	—	—
Real estate related depreciation and amortization	19,832	3,911	14,660	18,205	13,042	5,721
Real estate related depreciation and amortization unconsolidated joint ventures	2,434	454	245	52	—	—

FFO	$22,888	2,183	(5,747)	1,034	(13,055)	(3,911)

FFO	$22,888	2,183	(5,747)	1,034	(13,055)	(3,911)
Elimination of change in fair value of interest rate derivatives(3)	(337)	(139)	(5,002)	(3,480)	7,414	2,115
Elimination of development cost write-off	—	—	537	1,211	203	—

Funds from operations adjusted (“FFOA”)(4)	$22,551	2,044	(10,212)	(1,235)	(5,438)	(1,796)

(1)

FFO is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT’). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, in October 2011, NAREIT communicated to its members that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO. We use FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially and adversely impact our results from operations, the utility of FFO as a measure of our performance is limited. While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the consolidated and combined financial statements and the other financial statements included elsewhere in this document. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
(2)	For 2010, gain is from the purchase of our joint venture partner’s interest in The Grove at San Marcos; for 2011, gain is from the purchase of our joint venture partner’s interest in The Grove at Huntsville and The Grove at Statesboro.
(3)	Includes only the non-cash portion of the change in unhedged derivatives.
(4)	When considering our FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of interest rate derivatives and the write-off of development costs. Excluding the non-cash portion of the change in fair value of unhedged interest rate derivatives and development cost write-offs adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt amortization of principal or other commitments and contingencies. This measure is referred to herein as “FFOA.”

	Campus Crest Communities, Inc.	Campus Crest Communities, Inc. and Campus Crest Predecessor	Campus Crest Communities Predecessor
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2011	2010	2009	2008	2007
Net cash flow information:
Net cash provided by (used in) operating activities	$22,770	(6,923)	4,353	1,264	(1,209)
Net cash used in investing activities	$(126,916)	(59,931)	(23,552)	(148,385)	(113,043)
Net cash provided by financing activities	$112,554	66,279	11,060	144,781	126,061

Selected Property Information:

	Campus Crest Communities, Inc.		Campus Crest Communities Predecessor
	December 31,		December 31,
	2011	2010	2009	2008	2007
Operating Properties	33	27	24	19	10
Units	6,324	5,048	4,476	3,542	1,814
Beds	17,064	13,580	12,036	9,520	4,966
Occupancy	89%	88%	84%	78%	91%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, references to the Company, “we,” “us” and “our” with respect to the period before consummation of the initial public offering of Campus Crest Communities, Inc. on October 19, 2010, refer to the business of Campus Crest Communities, Inc.’s predecessor entities through which Campus Crest Group, LLC carried out the development, construction, ownership and management of the properties that Campus Crest Communities, Inc. acquired upon completion of the Offering and the Formation Transactions.

Overview

Our Company

We are a self-managed, self-administered and vertically-integrated developer, builder, owner and manager of high-quality, purpose-built student housing. We were formed as a Maryland corporation on March 1, 2010 and the Operating Partnership, of which we, through our wholly owned subsidiary, Campus Crest Communities GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on March 4, 2010. As of December 31, 2011, we owned a 98.5% limited partnership interest in the Operating Partnership.

As of December 31, 2011, we owned interests in 33 operating student housing properties containing approximately 6,324 apartment units and 17,064 beds. All of our properties are recently built, with an average age of approximately 3.2 years as of December 31, 2011. Twenty-seven of our properties, containing approximately 5,156 apartment units and 13,884 beds, are wholly owned and four of our properties, containing approximately 736 apartment units and 2,012 beds, are owned through a joint venture with HSRE, in which we own a 49.9% interest. Additionally, we completed construction of two joint venture properties, in August 2011, in which we own a 20% interest and contain 432 units and 1,168 beds. All of our communities contain modern apartment units with many resort-style amenities.

We derive substantially all of our revenue from student housing rental, student housing services, construction and development services and management services. As of December 31, 2011, the average occupancy for our 33 operating properties was approximately 89% and the average monthly total revenue per occupied bed was approximately $485. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We intend to pay regular quarterly distributions to our common stockholders in amounts that meet or exceed the requirements for our qualification as a REIT. Although we currently anticipate making distributions to our common stockholders in cash to the extent cash is available for such purpose, we may, in the sole discretion of our board of directors, make a distribution of capital or of assets or a taxable distribution of our stock (as part of a distribution in which stockholders may elect to receive stock or, subject to a limit measured as a percentage of the total distribution, cash). For the year ended December 31, 2011, we declared dividends totaling $0.64 per share and paid dividends totaling $0.607 per share. The difference between the declared amount and the paid amount is due to the timing between the date the dividend is declared and the date the dividend is paid.

Our Business Segments

Management evaluates operating performance through the analysis of results of operations of two distinct business segments: (i) student housing operations and (ii) development, construction and management services. Management evaluates each segment’s performance by net operating income, which we define as operating income before depreciation and amortization. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies footnote (Note 2) to our consolidated and combined financial statements. Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was consolidated by our Predecessor and four additional properties that were owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that were owned by the same real estate venture. Concurrent with the Offering in October 2010, we purchased the noncontrolling interest in one of the properties owned by this real estate venture. In December 2011, we purchased the controlling interest in two properties that were opened in August 2010. In August 2011, we opened four wholly owned properties and an additional two properties that are owned in a real estate ventures in which we have a noncontrolling interest. Due to the continuous opening of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and “same-store” operations, which we believe provides a more meaningful indicator of comparative historical performance.

Development, Construction and Management Services

Development and Construction Services. In addition to our wholly owned properties, all of which were developed and built by us, we also provide development and construction services to unconsolidated joint ventures in which we have an ownership interest. We act as a general contractor on all of our construction projects. When building properties for our own account (i.e., for entities that are consolidated in our financial statements), construction revenues and expenses are eliminated for accounting purposes and construction costs are ultimately reflected as capital additions. Thus, building properties for our own account does not generate any revenues or expenses in our development, construction and management services segment on a consolidated basis. Alternatively, when performing these services for unconsolidated joint ventures, we recognize construction revenues based on the costs that have been contractually agreed to with the joint venture for the construction of the property and expenses based on the actual costs incurred. Construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs, as adjusted to eliminate our proportionate ownership of each entity. Actual construction costs are expensed as incurred and are likewise adjusted to eliminate our proportionate ownership of each entity. Operating income generated by our development and construction activities generally reflects the development fee and construction fee income that is realized by providing these services to unconsolidated joint ventures (i.e., the “spread” between the contractual cost of construction and the actual cost of construction).

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

Our Relationship With HSRE

We are a party to three active joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of December 31, 2011, we have developed 11 properties in partnership with HSRE with a total aggregate cost of approximately $184.9 million.

HSRE I. Our first joint venture with HSRE, HSRE-Campus Crest I, LLC (“HSRE I”) indirectly owned 100% interests in the following four properties at December 31, 2011: The Grove at Conway, The Grove at

Lawrence, The Grove at Moscow and The Grove at San Angelo. On December 29, 2011, we closed on the purchase of the remaining 50.1% interests in The Grove at Huntsville and The Grove at Statesboro, which were included in HSRE I prior to that date. At December 31, 2011, we owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%. Prior to the Offering and the Formation Transactions on October 19, 2010, HSRE I indirectly owned a 100% interest in a seventh property, The Grove at San Marcos. Prior to March 26, 2010, we owned a 10% interest in HSRE I and HSRE owned the remaining 90%.

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

HSRE II. HSRE-Campus Crest II, LLC (“HSRE II”) indirectly owned a 100% interest in The Grove at Milledgeville prior to the Offering and Formation Transactions. In November 2009, an entity in which we held a 50% interest sold a 100% interest in The Grove at Milledgeville to HSRE II, and retained an ownership interest in HSRE II of 10%. In connection with the Offering and our Formation Transactions on October 19, 2010, we purchased the 90% interest in HSRE II held by HSRE, with the result that we owned 100% of The Grove at Milledgeville on October 19, 2010, and HSRE II was dissolved.

HSRE III. HSRE-Campus Crest III, LLC (“HSRE III”) indirectly owned a 100% interest in The Grove at Carrollton. In September 2010, an entity in which we held a 38% interest sold a 100% interest in The Grove at Carrollton to HSRE III, and retained an ownership interest in HSRE III of 0.1%. In connection with the Offering and the Formation Transactions on October 19, 2010, we purchased the 99.9% interest in HSRE III held by HSRE, with the result that we owned 100% of The Grove at Carrollton on October 19, 2010, and HSRE III was dissolved.

HSRE IV. In January 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest IV, LLC (“HSRE IV”) to develop and operate additional purpose-built student housing properties. HSRE IV completed two new student housing properties in August 2011 for the 2011-2012 academic year. The properties, located in Denton, Texas, and Valdosta, Georgia, contain an aggregate of approximately 1,168 beds and cost approximately $45.7 million. We own a 20% interest in this venture and affiliates of HSRE own the balance.

HSRE V. In October 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest V, LLC (“HSRE V”), to develop and operate additional purpose-built student housing properties. HSRE V is currently building two new student housing properties with completion targeted for the 2012-2013 academic year and is currently repositioning and expanding a third property. The properties, located in Fayetteville, Arkansas, Laramie, Wyoming, and Stillwater, Oklahoma, contain an aggregate of approximately 1,856 beds and have an estimated cost of approximately $72.1 million. We own a 10% interest in this venture and affiliates of HSRE own the balance.

In general, we are responsible for the day-to-day management of HSRE IV’s and HSRE V’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE IV and HSRE V, we will receive fees for providing services to HSRE IV and HSRE V pursuant to development and construction agreements and property management agreements. In general, we will earn development fees equal to approximately 4% of the total cost of each property developed by HSRE IV and HSRE V (excluding the cost of land and financing costs), construction fees equal to approximately 5% of the construction costs of each property developed by HSRE IV and HSRE V and management fees equal to approximately 3% of the gross revenues and 3% of the net operating income of operating properties held by HSRE IV and HSRE V. In addition, we will receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IV or HSRE V exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project. We amended HSRE’s right of first opportunity, originally granted with respect to HSRE I, to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested an aggregate $50 million in HSRE IV and HSRE V or caused HSRE IV and HSRE V to decline three development opportunities in any calendar year. As of December 31, 2011, HSRE had funded approximately $19.0 million of the $50 million right of first opportunity. The terms of this venture do not prohibit us from developing a wholly owned student housing property for our own account.

Revolving Credit Facility

On October 19, 2010, we closed a credit agreement (the “Credit Agreement”) with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility (“revolving credit facility”). Affiliates of Citigroup Global Markets Inc. act as administrative agent, collateral agent, lead arranger and book running manager, and affiliates of Raymond James & Associates, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Barclays Capital Inc. and RBC Capital Markets Corporation (together with other financial institutions) act as lenders under our revolving credit facility.

On August 17, 2011, we amended and restated the Credit Agreement to increase the amount to $150 million and adjust the interest rate (the “Amended and Restated Credit Agreement”), the result of which decreased the spread over the elected floating interest rate. Additionally, the revolving credit facility, which was formerly secured, became unsecured and now matures on August 17, 2014, subject to a one-year extension option we may exercise at our option, pursuant to certain terms and conditions.

On November 23, 2011, we amended the Amended and Restated Credit Agreement with Citibank, N.A. and certain other lenders. The amendment increased the maximum amount we may borrow from $150 million to $200 million, with a sublimit of $10 million for swing line loans and $15 million for letters of credit. Unless otherwise terminated pursuant to terms of the Amended and Restated Credit Agreement, the revolving credit facility will mature on August 17, 2014, subject to a one-year extension option which we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee, contained in the revolving credit facility.

For additional information regarding the revolving credit facility, please refer to “—Liquidity and Capital Resources—Principal Capital Resources” below.

Income Taxation

We elect to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code. Our continued qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our stock. We believe that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute currently to our stockholders.

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

Development, Construction and Management Services

The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. In particular, we entered into a joint venture with HSRE, HSRE V, in which we have a 10% interest and that is currently building two student housing properties with completion targeted for the 2012-2013 academic year and is currently repositioning and expanding a third property. We will receive fees for providing development and construction services to HSRE V. Similarly, we will receive management fees for managing properties owned by HSRE V once they are placed in service. No assurance can be given that HSRE V will be successful in developing student housing properties as currently contemplated or those currently under construction.

Results of Operations

We have set forth a discussion comparing the consolidated results for year ended December 31, 2011 to the combined operating results of our operations for the period from October 19, 2010 through December 31, 2010, and the Predecessor’s historical results of operations for the period from January 1, 2010 through October 18, 2010. Additionally, we have set forth a discussion comparing the combined operating results of the Company and the Predecessor for the year ended December 31, 2010 to the Predecessor’s historical results of operations for the year ended December 31, 2009. The historical results of operations presented below should be reviewed in conjunction with the notes to the consolidated and combined financial statements included elsewhere in this report.

Comparison of Years Ended December 31, 2011 and December 31, 2010

As of December 31, 2011, our property portfolio consisted of 27 consolidated operating properties, containing approximately 5,156 apartment units and 13,884 beds and six operating properties held in two unconsolidated joint ventures, containing approximately 1,168 apartment units and 3,180 beds.

The following table presents our results of operations for the years ended December 31, 2011 and 2010, including the amount and percentage change in these results between the periods (unaudited and in thousands):

	Year Ended December 31, 2011	Period October 19, 2010 Through December 31, 2010	Period January 1, 2010 Through October 18, 2010	Combined Year Ended December 31, 2010	Change ($)	Change (%)
Revenues:
Student housing rental	$57,269	10,452	39,169	49,621	7,648	15.4%
Student housing services	2,440	334	1,567	1,901	539	28.4%
Development, construction and management services	35,084	74	35,687	35,761	(677)	-1.9%

Total revenues	94,793	10,860	76,423	87,283	7,510	8.6%
Operating expenses:
Student housing operations	$28,169	5,371	22,219	27,590	(579)	-2.1%
Development, construction and management services	31,051	—	33,449	33,449	2,398	7.2%
General and administrative	6,856	1,176	5,589	6,765	(91)	-1.3%
Ground leases	209	42	214	256	47	18.4%
Write-off of pre-development costs	—	—	537	537	537	100.0%
Depreciation and amortization	20,090	3,961	14,886	18,847	(1,243)	-6.6%

Total operating expenses	86,375	10,550	76,894	87,444	1,069	1.2%
Equity in loss of unconsolidated entities	(1,164)	(163)	(259)	(422)	(742)	-175.8%

Operating income	7,254	147	(730)	(583)	7,837	1344.3%

Nonoperating income (expense):
Interest expense	(6,888)	(2,519)	(20,836)	(23,355)	16,467	70.5%
Change in fair value of interest rate derivatives	259	146	871	1,017	(758)	-74.5%
Other income	3,620	621	43	664	2,956	445.2%

Total nonoperating expense	(3,009)	(1,752)	(19,922)	(21,674)	18,665	86.1%

Net income (loss) before income taxes	4,245	(1,605)	(20,652)	(22,257)	26,502	119.1%
Income tax expense	(464)	—	—	—	(464)	—

Net income (loss)	3,781	(1,605)	(20,652)	(22,257)	26,038	117.0%

Net income (loss) attributable to noncontrolling interests	51	(14)	(7,479)	(7,493)	7,544	100.7%

Net income (loss) attributable to common stockholders and owner	$3,730	(1,591)	(13,173)	(14,764)	18,494	125.3%

Student Housing Operations

Revenues (which include student housing rental and student housing service revenues) in the student housing operations segment increased by approximately $8.2 million and operating expenses in the student housing operations segment increased by approximately $0.6 million, in 2011 as compared to 2010. The increase in revenues was primarily due to the opening of four new properties in August 2011, the inclusion of operating results from The Grove at San Marcos for a full calendar year in 2011, as well as increases in occupancy and monthly revenue per bed at our other consolidated properties. The increase in operating expenses was primarily due to the opening of four new properties in August 2011 and the inclusion of operating results from The Grove at San Marcos for a full calendar year in 2011. This increase was partially offset by decreases in property-level marketing expenses, repairs and maintenance and payroll.

New Property Operations. In August 2011, we opened six new properties that were developed by us. As of December 31, 2011, two of these properties were owned by an unconsolidated joint venture. Four of these properties, The Grove at Ames, The Grove at Clarksville, The Grove at Columbia and The Grove at Fort Wayne, were reflected in our consolidated operating results for the year ended December 31, 2011. These four properties contributed approximately $4.6 million in revenue and approximately $1.6 million of operating expenses for the year ended December 31, 2011 compared to no contribution to revenues and operating expenses for the year ended December 31, 2010. The Grove at San Marcos was acquired (those interests that we did not already own) on October 19, 2010 and consolidated from that date through December 31, 2010 and for the 12 months ended December 31, 2011. Prior to the acquisition of this interest, we accounted for our ownership interest in this property under the equity method. The Grove at San Marcos contributed approximately $3.4 million of revenues and approximately $1.6 million of operating expenses for the year ended December 31, 2011 as compared to approximately $0.5 million in revenues and $0.3 million of operating expense for the period from October 19, 2010 to December 31, 2010. The two unconsolidated properties that opened in 2011 are discussed below under the heading “—Equity in Loss of Unconsolidated Entities”.

“Same-Store” Property Operations. We had 20 properties that were operating for the years ended December 31, 2011 and 2010. These properties contributed approximately $51.7 million of revenues and approximately $25.0 million of operating expenses for the year ended December 31, 2011 as compared to approximately $50.9 million of revenues and approximately $27.3 million of operating expenses for the year ended December 31, 2010. Average occupancy at our “same-store” properties increased to approximately 89% for the year ended December 31, 2011 as compared to approximately 88% for the year ended December 31, 2010 and average monthly revenue per occupied bed (“RevPOB”) increased to approximately $482 for the year ended December 31, 2011 as compared to approximately $480 for the year ended December 31, 2010. The decrease in operating expenses was primarily due to decreased property level marketing expense, repairs and maintenance, payroll and the success realized from our real estate tax appeal program.

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment decreased by approximately $0.7 million and approximately $2.4 million, respectively, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decrease in development, construction and management services revenues and operating expenses was primarily due to construction activity on two unconsolidated joint venture properties in 2011 in which we owned 20% compared to three unconsolidated joint venture properties through October 2010 in which we owned 10%. Such decrease was only partially offset by the fourth quarter 2011 construction activity for three additional unconsolidated joint venture properties, in which we own a 10% interest.

We continued to generate development, construction and management services revenues and operating expenses in 2011 with respect to the two unconsolidated joint venture properties that opened in August 2011. Our ability to generate revenues and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to new joint ventures, including our new joint venture, HSRE V, for which we have begun construction on three properties with completion targeted for the 2012-2013 academic year, as well as our proportionate ownership of any such joint ventures. We commenced building three additional student housing properties for our own account and are included in our consolidated financial statements and will not generate development, construction and management services revenues and operating expenses for us on a consolidated basis.

General and Administrative

General and administrative expenses in 2011 were relatively unchanged compared to 2010 at $6.9 million and $6.8 million, respectively.

Write-off of Pre-Development Costs

Write-off of pre-development costs were $0 in 2011 and $0.5 million in 2010 as a result of events that occurred in 2010 which led management to conclude that certain pre-development projects would not result in either the acquisition of a site or commencement of construction. As of December 31, 2011, all pre-development prospects remain probable.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $18.8 million for the year ended December 31, 2010 to approximately $20.1 million for the year ended December 31, 2011. The $1.3 million increase was primarily due to depreciation and amortization related to the number of operating properties and in-service date of wholly-owned properties in August 2011 as well as consideration of San Marcos for the full year in 2011.

Equity in Loss of Unconsolidated Entities

Equity in loss of unconsolidated entities, which represents our share of the net loss from entities in which we have a noncontrolling interest, increased from a loss of approximately $0.4 million for the year ended December 31, 2010 to a loss of approximately $1.2 million for the year ended December 31, 2011. This $0.8 million increase was primarily due to an increase in our ownership interest to 49.9% in HSRE I upon the completion of the Offering in October 2010, the addition of three new properties owned by HSRE I that commenced operations in August 2010 and had a full year of operations during 2011 and two additional properties owned by HSRE IV that commenced operations in August 2011. These losses are primarily driven by the ventures’ depreciation expense.

Nonoperating Income (Expense)

Interest Expense. Interest expense decreased from approximately $23.4 million for the year ended December 31, 2010 to approximately $6.9 million for the year ended December 31, 2011. The $16.5 million decrease was primarily due to lower outstanding indebtedness during 2011 as compared to 2010 due to the change in the Company’s capital structure as a result of the Offering and Formation transactions in October 2010.

Change in Fair Value of Interest Rate Derivatives. Change in fair value of interest rate derivatives decreased from a gain of approximately $1.0 million for the year ended December 31, 2010 to a gain of approximately $0.3 million for the year ended December 31, 2011. This decrease was primarily due to a decrease in non-cash mark-to-market adjustments of approximately $4.8 million, offset by a decrease in monthly net cash settlements of approximately $4.0 million.

Other Income/(Expense). Other income, net for the year ended December 31, 2011 totaled approximately $3.6 million, which included a gain of approximately $3.2 million recorded in connection with the acquisition of the remaining interests in The Grove at Statesboro and The Grove at Huntsville and the associated remeasurement of the Company’s existing ownership interests in these properties. Other income, net for the year ended December 31, 2010 totaled approximately $0.7 million, which included a gain of approximately $0.6 million recorded in connection with the acquisition of the remaining interests in The Grove at San Marcos and the associated remeasurement of the Company’s existing ownership interest in this property.

Income Taxes

Income tax expense increased $0.5 million to $0.5 million for the year ended December 31, 2011 as compared to $0 for the period from October 19, 2010 to December 31, 2010. The increase was primarily due to construction, development and management activity at the Company’s TRSs for services rendered to nine unconsolidated joint venture properties during 2011 as compared to no construction and development activity on unconsolidated joint venture properties during the period from October 19, 2010 to December 31, 2010.

Comparison of Years Ended December 31, 2010 and December 31, 2009

As of December 31, 2010, our property portfolio consisted of 21 consolidated properties, containing approximately 3,920 apartment units and 10,528 beds, and six operating properties held in an unconsolidated joint venture, containing approximately 1,128 apartment units and 3,052 beds.

The following table presents our results of operations for the years ended December 31, 2010 and 2009, including the amount and percentage change in these results between the periods (unaudited and in thousands):

	Period October 19, 2010 Through December 31, 2010	Period January 1, 2010 Through October 18, 2010	Combined Year Ended December 31, 2010	Year Ended December 31, 2009	Change ($)	Change (%)
Revenues:
Student housing rental	$10,452	39,169	49,621	43,708	5,913	13.5%
Student housing services	334	1,567	1,901	2,265	(364)	-16.1%
Development, construction and management services	74	35,687	35,761	60,711	(24,950)	-41.1%

Total revenues	10,860	76,423	87,283	106,684	(19,401)	-18.2%
Operating expenses:
Student housing operations	5,371	22,219	27,590	23,155	(4,435)	-19.2%
Development, construction and management services	—	33,449	33,449	60,200	26,751	44.4%
General and administrative	1,176	5,589	6,765	5,617	(1,148)	-20.4%
Ground leases	42	214	256	264	8	3.0%
Write-off of pre-development costs	—	537	537	1,211	674	55.7%
Depreciation and amortization	3,961	14,886	18,847	18,371	(476)	-2.6%

Total operating expenses	10,550	76,894	87,444	108,818	21,374	19.6%
Equity in loss of unconsolidated entities	(163)	(259)	(422)	(59)	(363)	615.3%

Operating income (loss)	147	(730)	(583)	(2,193)	1,610	73.4%
Nonoperating income (expense):
Interest expense	(2,519)	(20,836)	(23,355)	(15,871)	(7,484)	47.2%
Change in fair value of interest rate derivatives	146	871	1,017	797	220	27.6%
Other income	621	43	664	44	620	1409.1%

Total nonoperating expense	(1,752)	(19,922)	(21,674)	(15,030)	(6,644)	44.2%

Loss before income taxes	(1,605)	(20,652)	(22,257)	(17,223)	(5,034)	29.2%

Income tax expense	—	—	—	—	—

Net loss	(1,605)	(20,652)	(22,257)	(17,223)	(5,034)

Net loss attributable to noncontrolling interests	(14)	(7,479)	(7,493)	(10,486)	2,993	-28.5%

Net loss attributable to common stockholders and owner	$(1,591)	(13,173)	(14,764)	(6,737)	(8,027)	119.1%

Student Housing Operations

Revenues (which include student housing rental and student housing service revenues) and operating expenses in the student housing operations segment increased by approximately $5.5 million and approximately $4.4 million, respectively, in 2010 as compared to 2009. The increase in revenues was primarily due to the inclusion of a full calendar year of operating results from The Grove at Murfreesboro for the year ended December 31, 2010, the consolidation of The Grove at San Marcos subsequent to our completion of the acquisition of 100% of that property in conjunction with the Offering and Formation Transactions, as well as increases in occupancy and monthly revenue per bed at our other consolidated properties. The increase in operating expenses was primarily due to increases in property-level payroll expenses, utilities, repairs and maintenance and real estate taxes as well as the inclusion of a full calendar year of operating results from The Grove at Murfreesboro for the year ended December 31, 2010 and the consolidation of The Grove at San Marcos subsequent to our completion of the acquisition of 100% of that property in conjunction with the Offering and Formation Transactions.

New Property Operations. In August of 2009, we opened five new properties that were developed by us. As of December 31, 2010 and 2009, three of these properties were owned by an unconsolidated joint venture. One of these properties, The Grove at Murfreesboro, was reflected in our consolidated and combined operating results as of December 31, 2010 and 2009, respectively. The other property, The Grove at San Marcos, was acquired (those interests that we did not already own) in October 2010 upon completion of the Offering and consolidated from that date through December 31, 2010. Prior to the completion of the Offering and at December 31, 2009, the Grove at San Marcos was accounted for using the equity method. The Grove at San Marcos contributed approximately $0.5 of revenues and approximately $0.3 of operating expenses for the year ended December 31, 2010 compared to no contribution to revenues and operating expenses for the year ended December 31, 2009. The Grove at Murfreesboro contributed approximately $2.5 million of revenues and approximately $1.6 million of operating expenses for the year ended December 31, 2010 as compared to approximately $1.3 million of revenues and approximately $0.5 million of operating expenses for the year ended December 31, 2009. The three unconsolidated properties that opened in 2009 are discussed below under the heading “—Equity in Loss of Unconsolidated Entity.”

“Same-Store” Property Operations. We had 19 properties that were operating for the years ended December 31, 2010 and 2009. These properties contributed approximately $48.5 million of revenues and approximately $25.7 million of operating expenses for the year ended December 31, 2010 as compared to approximately $44.7 million of revenues and approximately $22.7 million of operating expenses for the year ended December 31, 2009. Average occupancy at our “same-store” properties increased to approximately 88% for the year ended December 31, 2010 as compared to approximately 84% for the year ended December 31, 2009 and average monthly RevPOB increased to approximately $487 for the year ended December 31, 2010 as compared to approximately $469 for the year ended December 31, 2009. The increase in operating expenses was primarily due to increases in property-level payroll expenses, utilities, repairs and maintenance and real estate taxes.

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment decreased by approximately $25.0 million and approximately $26.8 million, respectively, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decreases in development, construction and management services revenues and operating expenses were primarily due to a decreased level of construction activity on the three unconsolidated joint venture properties under construction for the year ended December 31, 2010, whose contracts were completed prior to October 18, 2010, as compared to the four uncombined joint venture properties under construction for the year ended December 31, 2009.

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

Equity in Loss of Unconsolidated Entity

Equity in loss of unconsolidated entity, which represents our share of the net loss from an unconsolidated entity in which we have a noncontrolling interest, increased from approximately $0.1 million for the year ended December 31, 2009 to a loss of approximately $0.4 million for the year ended December 31, 2010. This increase was primarily due to a loss from our real estate ventures with HSRE, which owned four properties that commenced operations in August 2009 and three additional properties that commenced operation in August 2010. Additionally, subsequent to completion of the Offering in October 2010, our ownership interest in the venture increased to 49.9%, which increased our share of the venture’s operating losses, which are primarily driven by the venture’s depreciation expense.

Nonoperating Income (Expense)

Interest Expense. Interest expense increased from approximately $15.9 million for the year ended December 31, 2009 to approximately $23.4 million for the year ended December 31, 2010. This increase was primarily due to interest expense associated with related party loans, which was $4.8 million for the year ended December 31, 2010 as compared to $0.2 million for the year ended December 31, 2009, and $1.3 million of loan extension fees incurred during the year ended December 31, 2010. Given the change in our capitalization and leverage in connection with the Offering and Formation Transactions, we anticipate that interest expense will decrease in future periods as compared with 2010 and prior years.

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

Cash Flows

Comparison of Years Ended December 31, 2011 and December 31, 2010

Operating Activities

Net cash provided by operating activities was approximately $22.8 million for the year ended December 31, 2011 as compared to net cash used in operating activities of approximately $6.9 million for the year ended December 31, 2010, an increase of approximately $29.7 million. Approximately $2.0 million was used by working capital accounts for the year ended December 31, 2011 as compared to approximately $7.5 million used by working capital accounts for the year ended December 31, 2010, a decreased use of approximately $5.5 million. This change was driven by the payment of aged outstanding accounts payable and accrued expenses subsequent to the completion of the Offering in 2010.

Investing Activities

Net cash used in investing activities totaled approximately $126.9 million for the year ended December 31, 2011 as compared to net cash used of approximately $59.9 million for the year ended December 31, 2010, an increase of approximately $67.0 million. This increase was primarily due to the purchase of four development sites, expenditures on development projects and the acquisition of The Grove at Huntsville and The Grove at Statesboro during 2011.

Financing Activities

Net cash provided by financing activities totaled approximately $112.6 million for the year ended December 31, 2011 as compared to net cash provided of approximately $66.3 million for the year ended December 31, 2010, an increase of approximately $46.3 million. This increase was primarily due to net financing proceeds associated with our development projects for the 2012-2013 academic year.

Comparison of Years Ended December 31, 2010 and December 31, 2009

Operating Activities

Net cash used in operating activities was approximately $6.9 million for the year ended December 31, 2010 as compared to net cash provided by operating activities of approximately $4.4 million for the year ended December 31, 2009, a decrease of approximately $11.3 million. Approximately $7.5 million was used by working capital accounts for the year ended December 31, 2010 as compared to approximately $2.7 million provided by working capital accounts for the year ended December 31, 2009, an increased use of approximately $10.2 million. This change was driven by the payment of aged outstanding accounts payable and accrued expenses subsequent to the completion of the Offering in 2010.

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

As of December 31, 2011, we have approximately $269.0 million of total consolidated indebtedness (which does not include any indebtedness we may incur in connection with any future distributions or any other unanticipated borrowings under our revolving credit facility), representing debt to total market capitalization ratio of approximately 46.2%. We define our debt to total market capitalization ratio as our total outstanding consolidated indebtedness divided by the sum of the market value of our outstanding common stock and preferred stock (which may decrease, thereby increasing our debt to total market capitalization ratio), including shares of restricted stock or restricted stock units that we may issue to our officers and directors under our 2010 Equity Incentive Compensation Plan, plus the aggregate value of OP units, plus the book value of our total consolidated indebtedness (excluding indebtedness encumbering our current and future joint venture properties). As of December 31, 2011, our pro rata share of indebtedness encumbering properties held in unconsolidated joint ventures was approximately $30.3 million. The Company serves as guarantor for the joint ventures’ outstanding indebtedness.

Principal Capital Resources

On October 19, 2010, we closed the Credit Agreement with Citibank, N.A. and certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility. This facility was secured by 12 of our wholly owned properties.

On August 17, 2011, we amended and restated the Credit Agreement to increase the amount to $150 million and adjust the interest rate, the result of which decreased the spread over the elected floating interest rate. Additionally, the revolving credit facility, which was formerly secured, became unsecured and now matures on August 17, 2014, subject to a one-year extension option we may exercise at our option, pursuant to certain terms and conditions.

On November 23, 2011, we amended the Amended and Restated Credit Agreement with Citibank, N.A. and certain other lenders. The amendment increased the maximum amount we may borrow from $150 million to $200 million, with a sublimit of $10 million for swing line loans and $15 million for letters of credit. Unless otherwise terminated pursuant to terms of the Amended and Restated Credit Agreement, the revolving credit facility will mature on August 17, 2014, subject to a one-year extension option which we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee, contained in the Amended and Restated Credit Agreement.

As of December 31, 2011, approximately $79.5 million was outstanding under our revolving credit facility and approximately $48.3 million of borrowing capacity was available under this facility. The amount available for us to borrow under this credit facility is based on the lesser of (i) 60.0% of the “as is” appraised value of our properties that form the borrowing base of the facility, and (ii) the amount that would create a debt service coverage ratio of not less than 1.50 : 1.00. Additionally, our revolving credit facility has an accordion feature that allows us to request an increase in the total commitments of an additional $175 million to a total commitment of $325 million. Amounts outstanding under our revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings.

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

Under our revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our FFO or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

We and certain of our subsidiaries guarantee the obligations under our revolving credit facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests. At December 31, 2011, we were in compliance with all covenants in our revolving credit facility.

On November 23, 2011, we filed a shelf registration statement which was declared effective by the Securities and Exchange Commission on December 8, 2011 and provides for the ability to issue up to $750 million of debt and equity securities.

On February 9, 2012, the company closed an underwritten public offering of 2,300,000 shares of its 8.0% Series A Cumulative Redeemable Preferred Stock, including 300,000 shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. See “Short-Term Liquidity Needs.”

Short-Term Liquidity Needs

The nature of our business, coupled with the requirement imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in order for us to qualify as a REIT, will cause us to have substantial liquidity needs. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our properties, recurring capital expenditures, development costs, interest expense, scheduled debt service payments and expected distribution payments (including distributions to persons who hold OP units). We typically expect to meet our short-term liquidity needs through cash flow from operations and, to the extent necessary, borrowings under our revolving credit facility.

On February 9, 2012, we closed an underwritten public offering of 2,300,000 shares of our 8.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), including 300,000 shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. The shares of Series A Preferred Stock were issued at a public offering price of $25.00 per share, for net proceeds of approximately $55.4 million, after deducting the underwriting discount and other estimated offering costs. We used the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans which had been used as partial funding for the four properties that were delivered for the 2011/2012 academic year. We intend to use the remaining proceeds to reduce borrowings outstanding under the revolving credit facility and for general corporate purposes, including funding properties currently under development.

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

Our historical recurring capital expenditures at our consolidated properties are set forth below:

	2011	2010	2009
Total Beds as of January 1(1)	10,528	10,024	9,520
Total Recurring Capital Expenditures	$905,145	599,926	183,513
Average Per Bed	$86	60	19

(1)	Total number of beds is as of January 1 of the year indicated, excluding beds at consolidated properties that commenced operations during the year indicated, as they did not require material recurring capital expenditures.

In 2009, we had 19 properties with 9,520 beds and an average age of approximately 1.2 years, excluding properties which commenced operation in that year that required maintenance capital expenditures. Such expenditures included furniture replacement. In 2010, we had 20 properties with 10,024 beds and an average age of approximately 2.5 years, excluding properties which commenced operation in the current year and required maintenance capital expenditures. Such expenditures included furniture and appliance replacement. In 2011, we have 21 properties with 10,528 beds and an average age of approximately 3.2 years, excluding properties which commenced operations in the current year and required maintenance capital expenditures. Such expenditures included furniture replacement.

The differential in per bed recurring maintenance capital expenditures from 2009 through 2011 is a function of the uneven nature of the timing of such expenditures.

Additionally, we are contractually required to fund reserves for capital repairs at certain mortgaged properties. In particular, our indebtedness relating to our Asheville property requires us to fund a monthly reserve of $5,000 for capital repairs, our indebtedness relating to our Carrollton, Las Cruces and Milledgeville properties requires us to fund a monthly reserve of $5,125 per property for capital repairs, our indebtedness relating to our Ellensburg and Greely properties requires us to fund a monthly reserve of $6,300 per property for capital repairs and our indebtedness relating to our Nacogdoches property requires us to fund a monthly reserve of $6,525 for capital repairs. Those reserves are funded through operating cash flows.

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

We are building six new student housing properties, three of which are wholly owned by us and three of which are owned by HSRE V, a joint venture that we established with HSRE, and in which we own a 10% interest. We are currently targeting completion of these six properties for the 2012-2013 academic year. For each of these projects, we commenced construction subsequent to conducting significant pre-development activities. We estimate that the cost to complete all three wholly owned properties will be approximately $84.7 million. Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint venture with HSRE, and we estimate that the cost to complete the three joint venture properties will be approximately $72.1 million and our net pro rata share of equity will be approximately $2.8 million. No assurance can be given that we will complete construction of these six properties in accordance with our current expectations (including the estimated cost thereof). During 2011, we closed on all financing necessary for our six 2012-2013 development projects, including $31.5 million of construction financings for our wholly-owned projects in Auburn, AL and Orono, ME, $19.8 million for the remaining wholly-owned development in Flagstaff, AZ, as well as $52.6 million of construction loans for our three joint venture projects with HSRE. We intend to finance our share of the remaining construction costs through the revolving credit facility.

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

Commitments

The following table summarizes our contractual commitments as of December 31, 2011 (including future interest payments) (in thousands):

Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Long-Term Debt Obligations	$268,966	29,428	131,174	46,784	61,580
Interest Payments on Outstanding Debt Obligations	44,636	11,004	17,164	11,423	5,045
Operating Lease Obligations	26,995	590	1,226	1,251	23,928
Purchase Obligations(1)	19,321	19,321	—	—	—
Other Long-Term Liabilities	214	—	214	—	—

Total(2)	$360,132	60,343	149,778	59,458	90,553

(1)	Obligations relate to subcontracts executed by Campus Crest Construction to complete projects under construction at December 31, 2011.
(2)	Excludes joint venture debt of approximately $48.3 million that matures between November 2012 and December 2012, of which the Company is 49.9% owner, approximately $27.3 million that matures between October 2013 and December 2013, of which the Company is 20.0% owner, and approximately $7.1 million that matures between December 2014 and January 2015, of which the Company is a 10.0% owner. The Company is the guarantor of these loans.

Long-Term Indebtedness Outstanding

The following table sets forth the information about our outstanding consolidated indebtedness (dollars in thousands):

Property	Principal Outstanding at 12/31/11	Maturity Date	Interest Rate at 12/31/11	Amortization
Revolving credit facility(1)	$79,500	08/17/14	2.05%	Interest only
The Grove at Ames	11,928	11/19/13	5.03%	30 years
The Grove at Clarkesville	12,312	11/19/13	5.03%	30 years
The Grove at Ft. Wayne	9,296	11/19/13	5.03%	30 years
The Grove at Columbia	15,375	03/04/14	4.50%	30 years
The Grove at Carrollton	14,624	10/11/16	6.13%	30 years
The Grove at Las Cruces	15,114	10/11/16	6.13%	30 years
The Grove at Huntsville	12,635	12/29/12	2.78%	Interest only
The Grove at Statesboro	16,091	12/29/12	2.78%	Interest only
The Grove at Asheville	14,800	04/11/17	5.77%	30 years
The Grove at Milledgeville	16,221	10/01/16	6.12%	30 years
The Grove at Ellensburg	16,125	09/01/18	5.10%	30 years
The Grove at Nacogdoches	17,160	09/01/18	5.01%	30 years
The Grove at Greeley	15,233	10/01/18	4.29%	30 years
The Grove at Flagstaff	2,552	10/31/31	5.00%	20 years

	$268,966

(1)	We have a three-year, $200 million revolving credit facility with Citibank, N.A. and certain other parties thereto. We also have outstanding letters of credit aggregating approximately $3.5 million.

The weighted average annual interest rate on our total long-term indebtedness as of December 31, 2011 was approximately 4.07%. At December 31, 2011 our ratio of debt to total market capitalization was approximately 46.2%, excluding indebtedness encumbering our current and future joint venture properties. However, we expect to incur additional indebtedness, consistent with our financing policy, in connection with our development activities.

At December 31, 2011 we were in compliance with all financial covenants with respect to our revolving credit facility.

Off-Balance Sheet Arrangements

HSRE Joint Ventures

We have investments in real estate ventures with HSRE, which are not consolidated by the Company and were not combined by our Predecessor. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States. The Company and the joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operations. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

The Company is a guarantor of the construction and mortgage debt of these ventures. Detail of the Company’s unconsolidated investments at December 31, 2011 is presented in the following table (amounts in thousands):

				Debt
Unconsolidated Entities(1)	Company Ownership Percentage	Number of Properties	Total Investment	Amount	Interest Type	Weighted Average Interest Rate	Maturity Date Range
HSRE-Campus Crest I, LLC	49.9%	4	$15,241	$48,304	Variable	2.85%	11/01/2012 – 12/29/2012
HSRE-Campus Crest IV, LLC	20.0%	2	4,192	27,339	(2)	5.42%	10/31/2013 – 12/01/2013
HSRE-Campus Crest V, LLC	10.0%	3	1,619	7,076	Variable	3.05%	12/20/2014 – 01/05/2015

Total Unconsolidated Entities		9	$21,052	$82,719		3.72%

(1)	HSRE-Campus Crest II, LLC and HSRE-Campus Crest III, LLC were dissolved in 2010.

(2)	Comprised of one fixed rate loan and one variable rate loan.

See “Our Relationship with HSRE” for additional information about each joint venture with HSRE.

Funds From Operations (FFO)

FFO is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of NAREIT. FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, in October 2011, NAREIT communicated to its members that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results; FFO should be examined in conjunction with net income (loss) as presented in the consolidated financial statements included elsewhere in this document. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO to our net income (loss) for the year ended December 31, 2011, the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010 and the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Campus Crest Communities, Inc.		Campus Crest Communities Predecessor
	Year Ended December 31, 2011	October 19, 2010 Through December 31, 2010	January 1, 2010 Through October 18, 2010	Year Ended December 31,
				2009	2008	2007
Funds from operations (“FFO”)
Net income (loss)	$3,781	(1,605)	(20,652)	(17,223)	(26,097)	(9,632)
Gain on purchase of joint venture properties(1)	(3,159)	(577)	—	—	—	—
Real estate related depreciation and amortization	19,832	3,911	14,660	18,205	13,042	5,721
Real estate related depreciation and amortization unconsolidated joint ventures	2,434	454	245	52	—	—

FFO	$22,888	2,183	(5,747)	1,034	(13,055)	(3,911)

(1)	For 2010, gain is from the purchase of our joint venture partner’s interest in The Grove at San Marcos; for 2011, gain is from the purchase of our joint venture partner’s interest in The Grove at Huntsville and The Grove at Statesboro.

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

	Campus Crest Communities, Inc.		Campus Crest Communities Predecessor
	Year Ended December 31, 2011	October 19, 2010 Through December 31, 2010	January 1, 2010 Through October 18, 2010	Year Ended December 31,
				2009	2008	2007

FFO	$22,888	2,183	(5,747)	1,034	(13,055)	(3,911)
Elimination of change in fair value of interest rate derivatives(1)	(337)	(139)	(5,002)	(3,480)	7,414	2,115
Elimination of development cost write-off	—	—	537	1,211	203	—

Funds from operations adjusted (“FFOA”)	$22,551	2,044	(10,212)	(1,235)	(5,438)	(1,796)

(1)	Includes only the noncash portion of the change in unhedged derivatives.

Inflation

Our student housing leases typically do not have terms that extend beyond 12 months. Accordingly, although on a short-term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset any rising costs. However, our ability to raise rental rates could be limited by a weak economic environment or declining student enrollment at our principal colleges and universities.

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

Investment in Unconsolidated Entity

Under the equity method, investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions, and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

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

Development and construction service revenues are recognized for contracts with entities we do not consolidate. For projects where the revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of our interest in the unconsolidated entity. Any incentive fees, net of the impact of our ownership interest if the entity is unconsolidated, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. When total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as additional investment in the unconsolidated entity. Entitlement fees, where applicable, are recognized when earned.

Allowance for Doubtful Accounts

Allowances for student receivables are established when management determines that collections of such receivables are doubtful. Balances are considered past due when payment is not received on the contractual due date. When management has determined receivables are uncollectible, they are written off against the allowance for doubtful accounts.

Fair Value of Financial Instruments

The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based repricing of the underlying variable rate index. The estimated fair values of mortgages and construction loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction loans.

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

Income Taxes

We elected and qualified to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code commencing with our taxable year ended on December 31, 2010. We believe that we continue to be organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our manner of operation will enable us to maintain qualification and taxation as a REIT.

As a REIT, we generally are not subject to U.S. federal income tax on taxable income that we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and generally will be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could materially and adversely affect us, including our ability to make distributions to our stockholders in the future. Even as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property and the income of our TRSs will be subject to taxation at normal corporate rates.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (”FASB”) issued new guidance on disclosure requirements for fair value measurements. The guidance requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. The standards update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating what impact, if any, its adoption will have on our consolidated financial statements.

In June 2011, the FASB issued new accounting guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Entities will have the option to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance requires retrospective application and is effective for annual periods, and interim periods contained within those annual periods, beginning after December 15, 2011. We have not yet decided on the format that will be used in future periods. The standard will not change the recognition or measurement of net income or comprehensive income. In December 2011, the FASB issued an accounting standards update to defer those changes that relate only to the presentation of reclassification adjustments in the statement of operations.

In December 2011, the FASB issued an accounting standards update requiring new disclosures about financial instruments and derivative instruments that are either offset by, or subject to, an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. We are currently evaluating what impact, if any, its adoption will have on our consolidated financial statements.

In December 2011, the FASB issued new accounting guidance which addresses whether the existing guidance on sales of real estate applies to derecognition events involving subsidiaries that are in-substance real estate. The guidance addresses whether or not the loss of a controlling interest in the in-substance real estate as a result of a default on the entity’s nonrecourse debt, is sufficient to justify derecognition of the entity’s assets (including the real estate) and liabilities (including the nonrecourse debt). The guidance is intended to emphasize that investors should apply the existing guidance on sale of real estate to determine whether to derecognize the in-substance real estate and that accounting for such transactions be based on substance over form. This guidance is effective for fiscal years (and interim periods within those years) beginning on or after June 15, 2012. We believe that the adoption of this guidance on January 1, 2013 will not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2011, our revolving credit facility, which bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. At December 31, 2011, the spread on our revolving credit facility was 2.25%.

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Fixed rate debt	$702	1,028	1,735	1,830	44,954	61,580	111,829
Weighted average interest rate	6.00%	5.48%	5.48%	5.48%	5.48%	5.04%	5.48%
Variable rate debt	28,726	33,536	94,875	—	—	—	157,137
Weighted average interest rate	2.80%	5.03%	2.45%	—	—	—	3.06%

Total	$29,428	34,564	96,610	1,830	44,954	61,580	268,966

The table above presents the principal amount of debt maturing each year through December 31, 2016 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2011 and does not reflect indebtedness incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2011, the estimated fair value of our construction loans and fixed rate mortgage debt was $185.2 million.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2011, approximately $157.1 million of our aggregate indebtedness (58% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $1.6 million annually. This assumes that the amount outstanding under our variable rate debt remains at $157.1 million, the balance as of December 31, 2011.

We do and may in the future, continue to use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is included as set forth in Item 15—Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2011 to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by Form 10-K that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness our internal control over financial reporting. The report is included in Item 15 under the heading Report of Independent Registered Public Accounting Firm.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements	Page
Reportsof Independent Registered Public Accounting Firm	F-1

ConsolidatedBalance Sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2011 and 2010	F-3

ConsolidatedStatements of Operations for Campus Crest Communities, Inc. for the year ended December 31, 2011 and for the period from October 19, 2010 through December 31, 2010, and Combined Statements of Operations for Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010 and the year ended December 31, 2009

F-4

ConsolidatedStatements of Changes in Equity (Deficit) and Comprehensive Income (Loss) for Campus Crest Communities, Inc. for the year ended December 31, 2011 and for the period from October 19, 2010 through December 31,2010, and Combined Statements of Changes in Equity (Deficit) for Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010 and the year ended December 31, 2009

F-5

ConsolidatedStatement of Cash Flows for Campus Crest Communities, Inc. for the year ended December 31, 2011, and Consolidated and Combined Statement of Cash Flows for Campus Crest Communities, Inc. and Campus Crest Communities Predecessor for the year ended December 31, 2010, and Combined Statement of Cash Flows for Campus Crest Communities Predecessor for the year ended December 31, 2009

F-6

Notes to Consolidated and Combined Financial Statements	F-7

2. Financial Statement Schedules

ScheduleIII — Real Estate and Accumulated Depreciation as of December 31, 2011	F-36

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement of Campus Crest Communities, Inc.(1)

3.2	Articles Supplementary designating Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (5)

3.3	Bylaws of Campus Crest Communities, Inc.(1)

4.1	Form of Certificate for Common Stock of Campus Crest Communities, Inc.(1)

4.2	Form of Certificate for 8.00% Series A Cumulative Redeemable Preferred Stock of Campus Crest Communities, Inc.(8)

Exhibit Number	Description of Document
10.1	Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (5)

10.2	Campus Crest Communities, Inc. Amended and Restated Equity Incentive Compensation Plan.(9)*

10.3	Form of Restricted Stock Award Agreement.(2)*

10.4	Form of Restricted Stock Unit Award Agreement.(2)*

10.5	Form of Indemnification Agreement.(3)*

10.6	Employment Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins.*

10.7	Employment Agreement by and between Campus Crest Communities, Inc. and Michael S. Hartnett.*

10.8	Employment Agreement by and between Campus Crest Communities, Inc. and Earl C. Howell.*

10.9	Employment Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr.*

10.10	Employment Agreement by and between Campus Crest Communities, Inc. and Shannon N. King.*

10.11	Employment Agreement by and between Campus Crest Communities, Inc. and Robert Dann (7) *

10.12	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins.*

10.13	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Michael S. Hartnett.*

10.14	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Earl C. Howell.*

10.15	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr.*

10.16	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Shannon N. King.*

10.17	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Robert Dann (7)*

10.18	Release and Addendum to Release by and between Campus Crest Communities, Inc. and Shannon N. King.(4)*

10.19	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC, dated May 13, 2010.(1)

10.20	Amendment No. 1 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC, dated September 15, 2010.(1)

10.21	Amendment No. 2 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and MXT Capital, LLC, dated October 4, 2010.(1)

10.22	Tax Protection Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC.(3)

Exhibit Number	Description of Document
10.23	Registration Rights Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, MXT Capital, LLC and certain other parties thereto.(1)

10.24	Amended and Restated Credit Agreement, by and among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto, dated as of August 17, 2011, as amended

10.25	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Carl H. Ricker, Jr., dated May 13, 2010.(1)

10.26	Amendment No. 1 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and Carl H. Ricker, Jr., dated September 14, 2010.(1)

10.27	Amendment No. 2 to Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and Carl H. Ricker, Jr., dated October 4, 2010.(1)

10.28	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Flynn Development, LLC, dated April 22, 2010.(1)

10.29	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Mansion Ridge Investment Company, LLC, dated May 6, 2010.(1)

10.30	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Highland Park, LLC, dated May 13, 2010.(1)

10.31	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Marc Rollins, dated May 1, 2010.(1)

10.32	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and P. Andrew Walker, dated May 13, 2010.(1)

10.33	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Joe C. Brumit, II, dated April 19, 2010.(1)

10.34	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and BGY, LLC, dated April 15, 2010.(1)

10.35	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Jerry V. Sternberg, dated May 13, 2010.(1)

10.36	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Marlene Breger Joyce, dated May 13, 2010.(1)

10.37	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Steve Emtman, dated May 10, 2010.(1)

10.38	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and O.A. Keller, III, dated April 29, 2010.(1)

10.39	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and NLR-Cotton Valley Investments, LLC, dated April 19, 2010.(1)

Exhibit Number	Description of Document
10.40	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Horatio Alger Association Endowment Fund, dated May 4, 2010.(1)

10.41	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Keith M. Maxwell, dated May 9, 2010.(1)

10.42	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Harrison-Zahn Investments, LLC, dated April 19, 2010.(1)

10.43	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and Matthew S. O’Reilly, dated May 6, 2010.(1)

10.44	Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and certain other parties thereto, dated March 26, 2010.(1)

10.45	First Amendment to Purchase and Sale Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and certain other parties thereto, dated October 6, 2010.(1)

10.46	Contribution Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP and Thomas A. Odai dated May 13, 2010.(1)

10.47	Loan Agreement by and among Campus Crest at Mobile, LLC, Campus Crest at Jacksonville, AL, LLC, Campus Crest at Nacogdoches, LP, Campus Crest at Abilene, LP, Campus Crest at Greeley, LLC, and Campus Crest at Ellensburg, LLC, and Silverton Bank, N.A., dated February 29, 2008.(1)

10.48	Transfer, Assignment and Assumption Agreement by and among the Federal Deposit Insurance Corporation as receiver and successor-in-interest to Silverton Bank, N.A. and Campus Crest Loan Servicing, LLC, dated March 31, 2010.(1)

10.49	Construction Loan Agreement by and among Wachovia Bank, National Association, Campus Crest Group, LLC, Campus Crest at Moscow, LLC, Campus Crest at San Angelo, LP and Campus Crest at San Marcos, LP, dated November 18, 2008.(1)

10.50	First Amendment to Construction Loan Agreement by and among Wachovia Bank, National Association, Campus Crest Group, LLC, Campus Crest at Moscow, LLC, Campus Crest at San Angelo, LP and Campus Crest at San Marcos, LP, dated June 2009.(1)

10.51	Second Amendment to Construction Loan Agreement by and among Wells Fargo Bank, N.A., Campus Crest Communities, Inc. and certain other parties thereto, dated September 14, 2010.(4)

10.52	Construction Loan and Security Agreement by and between Campus Crest Communities, Inc., The PrivateBank and Trust Company and certain other parties thereto, dated as of November 19, 2010.(4)

10.53	Amended and Restated Operating Agreement of HSRE-Campus Crest I, LLC, dated as of October 19, 2010.(3)

10.54	Operating Agreement of HRSE-Campus Crest IV, LLC, dated as of January 20, 2011 (9)

10.55	Amended and Restated Operating Agreement of HRSE-Campus Crest V, LLC, dated as of December 20, 2011

10.56	Contribution and Distribution Agreement by and among HSRE-Campus Crest IA, LLC, Campus Crest Ventures III, LLC, HSRE-Campus Crest I, LLC and Campus Crest Properties, LLC, dated as of December 29, 2011 (6)

10.57	Form of Aircraft Lease.(1)

Exhibit Number	Description of Document

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of the Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney (included on the Signature Page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.1

The following materials from Campus Crest Communities, Inc.’ Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets of Campus Crest Communities, Inc., (ii) the Consolidated and Combined Statements of Operations of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, (iii) the Consolidated and Combined Statements of Changes in Equity (Deficit) and Comprehensive Income (Loss) of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, (iv) the Consolidated and Combined Statements of Cash Flows of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, and (v) related notes to the Consolidated and Combined Financial Statements of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Represents management contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed with the SEC on May 14, 2010 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the registrant’s registration statement on Form S-8 (No. 333-169958) filed with the SEC on October 15, 2010 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed with the SEC on October 21, 2010 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the SEC on November 26, 2010 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed with the SEC on February 9, 2012 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 5, 2012 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the SEC on May 9, 2011 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the registrant’s registration statement on Form 8-A filed with the SEC on February 7, 2012 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the registrant’s annual report on Form 10-K filed with the SEC on March 11, 2011, as amended, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2012	CAMPUS CREST COMMUNITIES, INC.

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

Name	Title	Date
/s/ Ted W. Rollins	Co-Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2012
Ted W. Rollins

/s/ Michael S. Hartnett	Co-Chairman of the Board, Chief Investment Officer and Director	March 12, 2012
Michael S. Hartnett

/s/ Donald L. Bobbitt, Jr. Donald L. Bobbitt, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2012

/s/ N. Anthony Coles	Director	March 12, 2012
N. Anthony Coles

/s/ Richard S. Kahlbaugh	Director	March 12, 2012
Richard S. Kahlbaugh

/s/ Denis McGlynn	Director	March 12, 2012
Denis McGlynn

/s/ William G. Popeo	Director	March 12, 2012
William G. Popeo

/s/ Daniel L. Simmons	Director	March 12, 2012
Daniel L. Simmons

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Campus Crest Communities, Inc.:

We have audited the accompanying consolidated balance sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and changes in equity (deficit) and comprehensive income (loss) of Campus Crest Communities, Inc. and subsidiaries for the year ended December 31, 2011 and for period from October 19, 2010 (commencement of operations) through December 31, 2010, the related combined statements of operations and changes in equity (deficit) of Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010 and the year ended December 31, 2009, the related consolidated statement of cash flows of Campus Crest Communities, Inc. and subsidiaries for the year ended December 31, 2011, the related combined statement of cash flows of Campus Crest Communities, Inc. and subsidiaries and Campus Crest Communities Predecessor for the year ended December 31, 2010, and the related combined statement of cash flows of Campus Crest Communities Predecessor for the year ended December 31, 2009. In connection with our audits of the consolidated and combined financial statements, we also have audited financial statement Schedule III. These consolidated and combined financial statements and financial statement Schedule III are the responsibility of Campus Crest Communities, Inc.’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement Schedule III based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2011 and 2010, the consolidated results of operations of Campus Crest Communities, Inc. and subsidiaries for the year ended December 31, 2011 and for period from October 19, 2010 through December 31, 2010, the combined results of operations of Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010 and the year ended December 31, 2009, the consolidated cash flows of Campus Crest Communities, Inc. and subsidiaries for the year ended December 31, 2011, the combined cash flows of Campus Crest Communities, Inc. and subsidiaries and Campus Crest Communities Predecessor for the year ended December 31, 2010, and the combined cash flows of Campus Crest Communities Predecessor for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Campus Crest Communities, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of Campus Crest Communities, Inc. and subsidiaries’ internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

March 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Campus Crest Communities, Inc.:

We have audited Campus Crest Communities, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Campus Crest Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and changes in equity (deficit) and comprehensive income (loss) of Campus Crest Communities, Inc. and subsidiaries for the year ended December 31, 2011 and for period from October 19, 2010 (commencement of operations) through December 31, 2010, the related combined statements of operations and changes in equity (deficit) of Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010 and the year ended December 31, 2009, the related consolidated statement of cash flows of Campus Crest Communities, Inc. and subsidiaries for the year ended December 31, 2011, the related combined statement of cash flows of Campus Crest Communities, Inc. and subsidiaries and Campus Crest Communities Predecessor for the year ended December 31, 2010, and the related combined statement of cash flows of Campus Crest Communities Predecessor for the year ended December 31, 2009, and financial statement Schedule III, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated and combined financial statements and financial statement Schedule III.

/s/ KPMG LLP

Atlanta, Georgia

March 12, 2012

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except share data)

ASSETS
Investment in real estate, net:
Student housing properties	$512,902	372,746
Accumulated depreciation	(76,164)	(57,463)
Development in process	44,862	24,232

Investment in real estate, net	481,600	339,515
Investment in unconsolidated entities	21,052	13,751
Cash and cash equivalents	10,735	2,327
Restricted cash	2,495	3,305
Student receivables, net of allowance for doubtful accounts of $246 and $431, respectively	1,259	954
Cost and earnings in excess of construction billings	10,556	1,827
Other assets, net	12,819	9,578

Total assets	$540,516	371,257

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans	$186,914	60,840
Line of credit and other debt	82,052	42,500
Accounts payable and accrued expenses	30,909	14,597
Construction billings in excess of cost and earnings	165	—
Other liabilities	9,341	6,530

Total liabilities	309,381	124,467

Equity:
Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized, 30,709,877 and 30,682,215 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	307	307
Additional paid-in capital	248,599	248,515
Accumulated deficit and distributions	(21,410)	(5,491)
Accumulated other comprehensive loss	(387)	(172)

Total Campus Crest Communities, Inc. stockholders’ equity	227,109	243,159
Noncontrolling interests	4,026	3,631

Total equity	231,135	246,790

Total liabilities and equity	$540,516	371,257

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Campus Crest Communities, Inc.		Campus Crest Communities Predecessor
		Period	Period
		October 19, 2010	January 1, 2010
	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	October 18,	December 31,
	2011	2010	2010	2009
	(In thousands, except per share data)
Revenues:
Student housing rental	$57,269	10,452	39,169	43,708
Student housing services	2,440	334	1,567	2,265
Development, construction and management services	35,084	74	35,687	60,711

Total revenues	94,793	10,860	76,423	106,684
Operating expenses:
Student housing operations	28,169	5,371	22,219	23,155
Development, construction and management services	31,051	—	33,449	60,200
General and administrative	6,856	1,176	5,589	5,617
Ground leases	209	42	214	264
Write-off of predevelopment costs	—	—	537	1,211
Depreciation and amortization	20,090	3,961	14,886	18,371

Total operating expenses	86,375	10,550	76,894	108,818
Equity in loss of unconsolidated entities	(1,164)	(163)	(259)	(59)

Operating income (loss)	7,254	147	(730)	(2,193)
Nonoperating income (expense):
Interest expense	(6,888)	(2,519)	(20,836)	(15,871)
Change in fair value of interest rate derivatives	259	146	871	797
Other income	3,620	621	43	44

Total nonoperating expense	(3,009)	(1,752)	(19,922)	(15,030)

Net income (loss) before income taxes	4,245	(1,605)	(20,652)	(17,223)
Income tax expense	(464)	—	—	—

Net income (loss)	3,781	(1,605)	(20,652)	(17,223)
Net income (loss) attributable to noncontrolling interests	51	(14)	(7,479)	(10,486)

Net income (loss) attributable to Campus Crest Communities, Inc. and Predecessor	$3,730	(1,591)	(13,173)	(6,737)

Net income (loss) per share:
Basic and diluted	$0.12	(0.05)

Weighted-average common shares outstanding:
Basic	30,717	29,877

Diluted	31,153	29,877

Distributions per common share	$0.64	0.127

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (loss)	Owner’s Deficit	Total Stockholders’ and Owner’s Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	(In thousands)
Predecessor:
Balance, December 31, 2008	—	$—	—	—	—	(42,502)	(42,502)	20,388	(22,114)
Contributions	—		—	—	—	—	—	924	924
Distributions	—		—	—	—	(851)	(851)	(3,452)	(4,303)
Net Loss	—		—	—	—	(6,737)	(6,737)	(10,486)	(17,223)

Balance December 31, 2009	—	—	—	—	—	(50,090)	(50,090)	7,374	(42,716)
Contributions	—		—	—	—	2,133	2,133	1,033	3,166
Distributions	—		—	—	—	(6,383)	(6,383)	(3,147)	(9,530)
Net Loss	—		—	—	—	(13,173)	(13,173)	(7,479)	(20,652)

Balance October 18, 2010	—	—	—	—	—	(67,513)	(67,513)	(2,219)	(69,732)
The Company:
Buyout of owner’s deficit of Predecessor	—	—	(101,817)	—	—	67,513	(34,304)	5,789	(28,515)
Net proceeds from sale of common stock	30,682	307	350,264	—	—		350,571	—	350,571
Distributions	—	—	—	(3,900)	—	—	(3,900)	(55)	(3,955)
Amortization of restricted stock awards and OP units	—	—	68	—	—	—	68	130	198
Comprehensive loss:
Change in fair value of interest rate derivatives	—	—	—	—	(172)	—	(172)	—	(172)
Net loss	—	—	—	(1,591)	—	—	(1,591)	(14)	(1,605)

Total comprehensive loss							—		(1,777)

Balance, December 31, 2010	30,682	307	248,515	(5,491)	(172)	—	243,159	3,631	246,790
Distributions	—	—	—	(19,649)	—	—	(19,649)	(280)	(19,929)
Issuance of restricted stock	28	—	—	—	—	—	—	—	—
Amortization of restricted stock awards and OP units	—	—	218	—	—	—	218	624	842
Transaction costs	—	—	(134)	—	—	—	(134)	—	(134)
Comprehensive income:
Change in fair value of interest rate derivatives	—	—	—	—	(215)	—	(215)	—	(215)
Net income	—	—	—	3,730	—	—	3,730	51	3,781

Total comprehensive income									3,566

Balance, December 31, 2011	30,710	$307	248,599	(21,410)	(387)	—	227,109	4,026	231,135

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	Campus Crest Communities, Inc.	Campus Crest Communities, Inc. and Campus Crest Communities Predecessor	Campus Crest Communities Predecessor
	2011	2010	2009
		(in thousands)
Operating activities:
Net income (loss)	$3,781	(22,257)	(17,223)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,090	18,847	18,371
Gain on purchase of previously unconsolidated entities	(3,159)	(577)	—
Amortization of deferred financing costs	1,338	2,443	828
Accretion of interest expense	—	5,043	220
Loss on disposal of assets	66	50	—
Bad debt expense	1,566	1,215	1,639
Write-off of pre-development costs	—	537	1,211
Change in non-cash portion of fair value of unhedged derivatives	(337)	(5,141)	(3,480)
Equity in loss of unconsolidated entities	1,164	422	59
Compensation expense related to share based payments	265	35	—
Changes in operating assets and liabilities:
Restricted cash and investments	810	72	757
Student receivables	(1,776)	(1,592)	(1,718)
Construction billings	(8,765)	1,083	(5,987)
Accounts payable and accrued expenses	6,529	(7,467)	11,026
Other	1,198	364	(1,350)

Net cash provided by (used in) operating activities	22,770	(6,923)	4,353

Investing activities:
Investments in development in process	(107,328)	(19,737)	(19,655)
Distributions from unconsolidated entities	10,499	—	—
Investments in student housing properties	(17,317)	(29,982)	(1,387)
Investments in unconsolidated entities	(12,395)	(10,151)	(2,388)
Purchase of corporate fixed assets	(375)	(61)	(122)

Net cash used in investing activities	(126,916)	(59,931)	(23,552)

Financing activities:
Proceeds from sale of common stock	—	382,292	—
Payment of offering costs	(451)	(31,721)	—
Purchase of noncontrolling interests of Predecessor	—	(28,515)	—
Proceeds from construction loans	48,912	497	9,826
Proceeds from mortgage loans	77,244	—	—
Proceeds from lines of credit and other debt	83,000	71,040	9,831
Proceeds from related party loans	—	3,021	3,872
Payments on construction loans	—	(152,244)	—
Payments on mortgage loans	(28,846)	(116,515)	—
Payments on lines of credit and other debt	(46,000)	(50,674)	(9,090)
Debt issuance costs paid	(2,404)	(4,538)	—
Contributions from owner of Predecessor	—	2,133	—
Contributions from noncontrolling interests of Predecessor	—	1,033	924
Distributions to predecessor and common stockholders	(18,636)	(6,383)	(851)
Distributions to noncontrolling interests	(265)	—	—
Distributions to noncontrolling interests of Predecessor	—	(3,147)	(3,452)

Net cash provided by financing activities	112,554	66,279	11,060

Net change in cash and cash equivalents	8,408	(575)	(8,139)
Cash & cash equivalents at beginning of year	2,327	2,902	11,041

Cash & cash equivalents at end of year	$10,735	2,327	2,902

Supplemental disclosure of cash flow information:
Interest Paid	$7,247	22,109	16,491

Taxes Paid	$44	—	—

Non-cash investing and financing activity:
Change in payables related to distributions to stockholders	$1,013	3,900	—
Change in payables related to distributions to noncontrolling interest	$15	55	—
Change in payables related to capital expenditures	$8,276	(1,920)	(8,308)
Change in other assets related to capital expenditures	$—	62	—
Assumption of mortgage debt	$28,764	—	—
Assumption of bonds related to land purchase	$2,552		—
Issuance of OP Units in exchange for noncontrolling interests of Predecessor	$—	3,570	—
Change in fair value of derivative instruments, net	$—	(172)	—
Conversion of note payable to equity interest	$—	—	600
Conversion of costs in excess of construction billings to equity method investment	$—	1,028	—
Contribution to real estate venture:
Land	$11,730	—	3,025
Construction loan	$—	—	2,550

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

The Company elected and qualified to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010, and expects to qualify in the current fiscal year. As a REIT, the Company generally is not subject to U.S. federal income tax on taxable income that it distributes currently to its stockholders.

The following table illustrates the number of properties in which the Company has interests, both operating and under construction, at December 31, 2011:

	December 31, 2011
	Properties in Operation	Properties Under Construction
Consolidated entities	27	3
Unconsolidated entities	6	3	(1)

Total	33	6

(1)	Includes The Grove at Stillwater which is an operating property currently in the process of being repositioned, including significant renovations, upgrades and construction of additional units.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated and combined financial statements of the Company and the Predecessor, respectively, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements of the Company include the financial position, results of operations and cash flows of the Company, the Operating Partnership and subsidiaries of the Operating Partnership. Third-party equity interests in the Operating Partnership are reflected as noncontrolling interests in the consolidated financial statements. The combined financial statements reflect the Predecessor, including ventures in which the Predecessor had a controlling interest. Interests in combined entities held by an entity other than the Predecessor are reflected as noncontrolling interests in the combined financial statements. The Company and Predecessor also have interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company, which was incorporated on March 1, 2010, had no operations for the period from its formation through October 18, 2010, as its primary purpose upon formation was to facilitate completion of the Offering and, upon completion, continue the operations of the Predecessor. Since the Predecessor’s combined results of operations reflect the operations of the Company prior to its ownership of the entities which conduct these operations, the Predecessor’s combined results of operations have been prepared and presented for the period from January 1, 2010 through October 18, 2010 and for the year ended December 31, 2009.

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction. Additionally, the Company capitalizes certain internal costs related to the development and construction of its student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $2.0 million, $0.1 million, $0.1 million and $0.4 million was capitalized during the year ended December 31, 2011, the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010 and the year ended December 31, 2009, respectively.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the accompanying consolidated and combined statements of operations. As of December 31, 2011 and 2010, we have deferred approximately $2.7 million and $0.9 million, respectively, in pre-development costs related to development projects that have not yet been acquired or for which construction has not commenced. Such costs are included in development in process on the accompanying consolidated balance sheets.

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

Property Acquisitions

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values. Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Ground Leases

Ground lease expense is recognized on a straight-line basis over the term of the related lease.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in various banks. At times our balances may exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2011 and 2010, our deposits were covered under FDIC insurance. We do not believe cash and cash equivalents expose us to any significant credit risk.

Restricted Cash

Restricted cash includes escrow accounts held by lenders. In certain instances, restricted cash consists of funds, required by a counter-party to our derivative contracts, to serve as collateral for future settlements of those derivative contracts. These funds are held in an interest bearing account covered under FDIC insurance.

Deferred Financing Costs

We defer costs incurred in obtaining financing and amortize the costs over the terms of the related loans. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of accumulated amortization, are included in other assets on the accompanying consolidated balance sheets.

Intangible Assets

In connection with The Grove at Huntsville and The Grove at Statesboro property acquisitions on December 29, 2011 and The Grove at San Marcos property acquisition on October 19, 2010 (see note 7), the Company recorded intangible assets of approximately $0.9 million and $1.2 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed. These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases. Amortization expense was approximately $0.9 million and $0.3 million for the year ended December 31, 2011 and for the period from October 19, 2010 through December 31, 2010, respectively. The amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in the Company’s consolidated subsidiaries and the Predecessor’s combined companies which are not attributable to the stockholders or the owner. Accordingly, noncontrolling interests are reported as a component of equity in the accompanying consolidated balance sheets but separate from stockholders’ equity. On the consolidated and combined statements of operations, operating results are reported at their consolidated and combined amounts, including both the amount attributable to us and to noncontrolling interests (see note 6).

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

For entities where we are the general partner (or the equivalent) but do not control the real estate venture, as the other partners (or the equivalent) hold substantive participating rights, we use the equity method of accounting. For entities where we are a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate we control the entity, we consolidate the entity; otherwise we record our investment using the equity method of accounting.

Under the equity method, investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

Student Housing Revenue

Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. We recognize revenues on a straight-line basis over the term of the lease contracts. Generally, each executed contract is required to be accompanied by a signed parental guaranty. Amounts received in advance of the occupancy period or prior to the contractual due date are recorded as deferred revenues and included in other liabilities on the accompanying consolidated balance sheets. Service revenue is recognized when earned.

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

Development and construction service revenue is recognized for contracts with entities we do not consolidate. For projects where the revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of the Company’s interest in the unconsolidated entity. Any incentive fees, net of the impact of our ownership interest if the entity is unconsolidated, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. When total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as additional investment in the unconsolidated entity. Entitlement fees, where applicable, are recognized when earned.

Management fees, net of elimination to the extent of our ownership in an unconsolidated entity, are recognized when earned in accordance with each management contract for entities we do not consolidate. Incentive management fees are recognized when the incentive criteria are met.

Allowance for Doubtful Accounts

Allowances for student receivables are established when management determines that collections of such receivables are doubtful. Balances are considered past due when payment is not received on the contractual due date. When management has determined that receivables are uncollectible, they are written off against the allowance for doubtful accounts.

The allowance for doubtful accounts is summarized as follows (amounts in thousands):

Year Ended December 31:	Balance at Beginning of Period	Charged to Expense	Write-Offs	Balance at End of Period
2009	$401	1,639	(1,387)	653
2010	$653	1,215	(1,437)	431
2011	$431	1,566	(1,751)	246

Marketing and Advertising Costs

Marketing and advertising costs are expensed during the period incurred. Marketing and advertising expenses approximated $0.7 million, $0.2 million, $1.4 million and $1.6 million for the year ended December 31, 2011, the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010 and for the year ended December 31, 2009.

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

All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as accumulated other comprehensive income (loss), depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current-period earnings as a component of the change in fair value of interest rate derivatives line item on the accompanying consolidated and combined statements of operations. Also included within this line item are any required monthly settlements on the swaps as well as all cash settlements paid. The Company’s counterparties are major financial institutions.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, cash equivalents, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans and lines of credit. The carrying value of cash, cash equivalents, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based repricing of the underlying variable rate index. The estimated fair values of mortgages and construction loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction loans. The fair values of mortgage and construction loans are disclosed in note 10.

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

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Interest rate caps and interest rate swaps measured at fair value are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31
Other assets:
2011-Interest rate caps	$—	4	—	4
2010-Interest rate caps	$—	103	—	103
Other liabilities:
2011-Interest rate swaps	$—	(231)	—	(231)

2010-Interest rate swaps	$—	(452)	—	(452)

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Income Taxes

The Company elected and qualified to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code commencing with its taxable year ended on December 31, 2010. The Company’s qualification as a REIT depends upon its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of the Company’s gross income, the composition and values of its assets, its distribution levels and the diversity of ownership of its stock. The Company believes that it is organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that the Company’s intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT.

As a REIT, the Company generally will not be subject to U.S. federal and state income tax on taxable income that it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income tax at regular corporate rates and generally will be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could materially and adversely affect it, including its ability to make distributions to its stockholders in the future. Even if the Company qualifies as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property and the income of its taxable REIT subsidiaries will be subject to taxation at normal corporate rates. The Company wholly owns four taxable REIT subsidiary (“TRS”) entities that manage the Company’s non-REIT activities and each is subject to federal, state and local income and franchise taxes. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. For the year ended December 31, 2011, we recorded a current federal and state income tax expense related to our TRS subsidiaries of approximately $0.5 million. No deferred tax provision or benefit has been recorded for the year ended December 31, 2011.

For the period from October 19, 2010 through December 31, 2010, neither the Company nor its TRS subsidiaries had a material current or deferred federal or state income tax provision or benefit.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not (a likelihood of more than 50 percent) to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized occurs when the Company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The Company had no unrecognized tax benefits as of December 31, 2011.

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

Comprehensive Income (loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized losses on derivative instruments. Comprehensive income (loss) is presented in the accompanying consolidated and combined statements of changes in equity (deficit), and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity (deficit) and comprehensive income (loss).

Stock Issuances and Costs

Specific incremental costs directly attributable to issuances or sales of the Company’s stock are deferred and charged against the gross proceeds of the offering. During 2011, the Company incurred approximately $0.3 million of costs related to the offering of the Company’s 8.00% Series A Cumulative Redeemable Preferred Stock, which closed in February 2012 (see Note 17). These costs are included in other assets, net on the accompanying consolidated balance sheet as of December 31, 2011.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on disclosure requirements for fair value measurements. The guidance requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. The standards update is effective for fiscal years beginning after December 15, 2011. We are currently evaluating what impact, if any, its adoption will have on our consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In June 2011, the FASB issued new accounting guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Entities will have the option to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance requires retrospective application and is effective for annual periods, and interim periods contained within those annual periods, beginning after December 15, 2011. We have not yet decided on the format that will be used in future periods. The standard will not change the recognition or measurement of net income or comprehensive income. In December 2011, the FASB issued an accounting standards update to defer those changes that relate only to the presentation of reclassification adjustments in the statement of operations.

In December 2011, the FASB issued new accounting guidance which addresses whether the existing guidance on sales of real estate applies to derecognition events involving subsidiaries that are in-substance real estate. The guidance addresses whether or not the loss of a controlling interest in the in-substance real estate as a result of a default on the entity’s nonrecourse debt is sufficient to justify derecognition of the entity’s assets (including the real estate) and liabilities (including the nonrecourse debt). The guidance is intended to emphasize that investors should apply the existing guidance on sale of real estate to determine whether to derecognize the in-substance real estate and that accounting for such transactions be based on substance over form. This guidance is effective for fiscal years (and interim periods within those years) beginning on or after June 15, 2012. We believe that the adoption of this guidance on January 1, 2013 will not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued new accounting guidance requiring new disclosures about financial instruments and derivative instruments that are either offset by, or subject to, an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. We are currently evaluating what impact, if any, its adoption will have on our consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

3.    Earnings per Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. All unvested share-based payment awards are included in the computation of basic earnings per share. The computation of diluted earnings per share reflects common shares issuable from the assumed conversion of OP units and restricted OP units and other potentially dilutive securities in the weighted average shares. Net income attributable to these noncontrolling interests is added back to net income (loss) available to common stockholders in the computation of diluted earnings per share.

Computations of basic and diluted income (loss) per share for the year ended December 31, 2011 and for the period from October 19, 2010 to December 31, 2010 are as follows (dollars in thousands, except per share data):

	Year Ended December 31, 2011	Period October 19, 2010 Through December 31, 2010
Basic earnings:
Net income (loss) attributable to common stockholders	$3,730	$(1,591)

Diluted earnings:
Net income (loss) attributable to common stockholders	$3,730	$(1,591)
Add: net income (loss) attributable to noncontrolling interests	51	—

Net income (loss) attributable to common stockholders and participating securities	$3,781	$(1,591)

Weighted average common shares outstanding:
Basic	30,717	29,877

Incremental shares from assumed conversion — OP units	436	—

Diluted	31,153	29,877

Basic income (loss) per share	$0.12	$(0.05)

Diluted income (loss) per share	$0.12	$(0.05)

For the year ended December 31, 2011, the Company declared dividends of $0.64 per share totaling approximately $19.6 million, of which $0.16 per share or approximately $4.9 million was declared in the fourth quarter of 2011, paid in January 2012 and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2011. For the period from October 9, 2010 through December 31, 2010, the Company declared dividends of $0.127 per share totaling approximately $3.9 million, which was paid in January 2011 and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2010.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

4.    Student Housing Properties

Student housing properties, net, consisted of the following (amounts in thousands):

	December 31,
	2011	2010
Land	$37,646	26,369
Buildings and Improvements	423,912	304,447
Furniture, fixtures and equipment	51,344	41,930

	512,902	372,746
Accumulated Depreciation	(76,164)	(57,463)

	$436,738	315,283

Other assets includes approximately $0.5 million and $0.3 million, net of accumulated depreciation, related to corporate furniture, fixtures and equipment at December 31, 2011 and 2010, respectively.

5.    Ground Leases

Two of our consolidated properties are subject to ground leases, both on the campus of the University of South Alabama. Our future commitments are further described in note 15. We have the right to encumber our leasehold interests with specific property mortgages for the purposes of constructing, remodeling or making improvements on or to these properties. Title to all improvements paid for and constructed on the land remains with us until the earlier of termination or expiration of the lease at which time the title of any buildings constructed on the land will revert to the landlord. Should we decide to sell our leasehold interests during the initial or any renewal terms, the landlord has the right of first refusal to purchase the interests for the same purchase price under the same terms and conditions as contained in our offer to sell our leasehold interests. Below is a summary of our operating property ground leases as of December 31, 2011 (dollar amounts in thousands):

Property	Landlord	Rent Start Date	Original/ Remaining Term (In Years)(1)	Current Annual Lease Payment
Mobile Phase I	USA Research and Technology Corporation	10/31/06	40/34	$84
Mobile Phase II	USA Research and Technology Corporation	3/1/08	38/34	$125

(1)	Lease contains options to renew for one additional 20-year term, followed by an additional term of 15 years if the first renewal is exercised.

6.    Noncontrolling Interests

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

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The holders of OP Units have the right to require the Operating Partnership to redeem part or all of the OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. However, the Company may, in its sole discretion, elect to acquire the OP Units in exchange for common stock. Based on this assessment, which includes the evaluation of terms in the agreements related to redemption provisions, the Company has classified these OP units as noncontrolling interests as a component of permanent equity on the accompanying consolidated balance sheets. The share of net income (loss) allocated to these OP units is reported on the accompanying consolidated statements of operations for the year ended December 31, 2011 and for the period October 19, 2010 through December 31, 2010 as net income (loss) attributable to noncontrolling interests. No OP units have been exchanged or redeemed since the Offering.

Predecessor Noncontrolling Interests — Third-Party Venture Partners

Prior to completion of the Offering, the Predecessor combined real estate ventures which wholly owned 20 operating properties. Each of these real estate ventures had third-party partners other than the Predecessor or its affiliates. The third-party owners’ share of the income or loss of the entities is reported on the accompanying combined statements of operations for the period January 1, 2010 through October 18, 2010 and for the year ended December 31, 2009 as net loss attributable to noncontrolling interests.

7.    Property Acquisitions

Operating Property Acquisition

On December 29, 2011, we acquired from HSRE the remaining interest in Campus Crest at Huntsville I GP, LLC and Campus Crest at Huntsville II GP, LLC which owns The Grove at Huntsville and Campus Crest at Statesboro, LLC, which owns The Grove at Statesboro. Prior to this transaction, The Grove at Huntsville and The Grove at Statesboro were wholly owned by a real estate venture in which the Company and HSRE are members and have 49.9% and 50.1% member interests, respectively. Prior to the acquisition of this interest, the Company accounted for its ownership interest in the two properties under the equity method. Subsequent to its acquisition of these interests, the Company consolidates the results of operations of The Grove at Huntsville and The Grove at Statesboro. In connection with recording its purchase of the remaining interests in the properties, the Company recognized a gain of approximately $3.2 million related to the remeasurement of its previously held equity interests in the properties at the acquisition date. The gain is included in the other income line item in the accompanying consolidated statements of operations.

The net purchase price of the remaining interest in Campus Crest at Huntsville I GP, LLC, Campus Crest at Huntsville II GP, LLC and Campus Crest at Statesboro, LLC was approximately $13.6 million. As part of the transaction, the Company repaid a construction loan secured by the properties. The purchase price was recorded as follows (amounts in thousands):

Land	$4,008
In-place leases	913
Buildings and improvements	43,446
Furniture and fixtures	1,633
Other	410
Debt repaid at time of purchase	(28,764)

21,646
Less estimated fair value of interest owned prior to acquisition	(8,042)

$13,604

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

On October 19, 2010, we acquired from HSRE the remaining interest in Campus Crest at San Marcos, LLC, which owns The Grove at San Marcos. Prior to this transaction, The Grove at San Marcos was wholly owned by a real estate venture in which the Company and HSRE are members and have 49.9% and 50.1% member interests, respectively. Prior to the acquisition of this interest, the Company accounted for its ownership interest in the property under the equity method. Subsequent to its acquisition of this interest, the Company consolidates the results of operations of The Grove at San Marcos. In connection with recording its purchase of the remaining interest in the property, the Company recognized a gain of approximately $0.6 million during the period from October 19, 2010 through December 31, 2010 related to the remeasurement of its previously held equity interest in the property at the acquisition date. The gain is included in the other income line item in the accompanying consolidated statements of operations.

Acquisition of Properties Under Development

During the year ended December 31, 2011, we acquired land at four project sites which are currently under construction. The purchase price for these four sites totaled approximately $15.9 million. The project sites are located in Fayetteville, Arkansas, Laramie, Wyoming, Auburn, Alabama and Flagstaff, Arizona. In December 2011, the Company contributed its investment in the land, development and construction in the Fayetteville, Arkansas and Laramie, Wyoming projects to a joint venture with HSRE (see note 9).

During the period from October 19, 2010 through December 31, 2010, we acquired land at seven project sites. The total purchase price for these seven land sites was approximately $14.6 million. The land sites purchased are located in Ames, Iowa, Fort Wayne, Indiana, Clarksville, Tennessee, Orono, Maine, Denton, Texas, Valdosta, Georgia and Columbia, Missouri. The consideration paid for these land sites is recorded as development in process on the accompanying consolidated balance sheet at December 31, 2010. Additionally, we have incurred incremental costs to develop and construct properties at these sites, as well as at Fort Collins, Colorado, whose land is ground leased by us, of approximately $8.7 million which is included as development in process.

In January 2011, the Company contributed its investment in the land, development and construction for projects in Denton, Texas, and Valdosta, Georgia to a venture in which we and HSRE are members (see note 9).

8.    Sales of Interests in Properties and Real Estate Ventures

In November 2009, we sold 90% of our interest in The Grove at Milledgeville to an affiliate of HSRE (HSRE-Campus Crest II, LLC). We received proceeds from the sale of approximately $3.9 million. Concurrent with the Offering and the Formation Transactions, the Company repurchased the 90% interest in The Grove at Milledgeville, with the result that the Company owned 100% of The Grove at Milledgeville on October 19, 2010. Because of our continuing involvement in this asset and because this transaction had financing elements, we did not record this transaction as a sale for financial reporting purposes. The proceeds were recorded as a loan and the Predecessor continued to combine the balance sheet and operations of Campus Crest at Milledgeville, LLC, the entity which owns the property, through October 18, 2010. The difference between the sale proceeds and contracted repurchase price was accreted and recorded as interest expense in the Predecessor’s accompanying combined statements of operations for the period from January 1, 2010 through October 18, 2010 and for the year ended December 31, 2009. For the period from January 1, 2010 through October 18, 2010 and for the year ended December 31, 2009, interest expense related to this transaction totaled approximately $2.5 million and $0.2 million, respectively.

On March 26, 2010, we sold 99% of our interest in HSRE-Campus Crest I, LLC, which represented a 9.9% interest in the underlying venture, to an affiliate of HSRE. Total proceeds received were approximately $2.25 million. Concurrent with the Offering and the Formation Transactions, the Company repurchased the 9.9% interest in HSRE-Campus Crest I, LLC. As a result, the transactions were accounted for as a financing. The difference between the proceeds received and the contracted repurchase amount was accreted and recorded as interest expense in the Predecessor’s combined statement of operations for the period from October 19, 2010 through December 31, 2010. For the period from January 1, 2010 through October 18, 2010, interest expense related to the transaction totaled approximately $0.8 million.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

On September 28, 2010, we sold 99.9% of our interest in The Grove at Carrollton to HSRE-Campus Crest III, LLC (“HSRE III”). We received proceeds from the sale of our interest of approximately $0.8 million. Concurrent with the Offering and the Formation Transactions, the Company repurchased the 99.9% interest in HSRE III held by HSRE, with the result that the Company owned 100% of The Grove at Carrollton on October 19, 2010. Because of our continuing involvement in this asset and because the transaction had financing elements, we did not record this transaction as a sale for financial reporting purposes. The proceeds were recorded as a loan and we continued to combine the balance sheet and operations of Campus Crest at Carrollton, LLC, the entity which owns the property, through October 18, 2010. The difference between the sale proceeds and contracted repurchase price was accreted and recorded as interest expense in the Predecessor’s accompanying combined statement of operations for the period from January 1, 2010 through October 18, 2010. For the period from January 1, 2010 through October 18, 2010, interest expense related to this transaction totaled approximately $0.8 million.

9.    Investments in Unconsolidated Entities

We have investments in real estate ventures with HSRE, which are not consolidated by the Company and were not combined by our Predecessor. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States. The Company and the joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operations. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

The Company acts as the operating member and day-to-day manager for the ventures. We are entitled to receive fees for providing development and construction services (as applicable) and management services to the ventures. The Company earned approximately $35.1 million, $0.1 million, $35.7 million and $60.7 million in fees for the year ended December 31, 2011, the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010 and for the year ended December 31, 2009, respectively, for services provided to the ventures, which are reflected in Development, Construction and Management Services in the accompanying consolidated and combined statements of operations.

The Company is a guarantor of the construction and mortgage debt of these ventures. Detail of the Company’s unconsolidated investments at December 31, 2011 is presented in the following table (amounts in thousands):

				Debt
Unconsolidated Entities(1)	Company Ownership Percentage	Number of Properties	Total Investment	Amount	Interest Type	Weighted Average Interest Rate	Maturity Date Range
HSRE-Campus Crest I, LLC	49.9%	4	$15,241	$48,304	Variable	2.85%	11/01/2012 – 12/29/2012
HSRE-Campus Crest IV, LLC	20.0%	2	4,192	27,339	(2)	5.42%	10/31/2013 – 12/01/2013
HSRE-Campus Crest V, LLC	10.0%	3	1,619	7,076	Variable	3.05%	12/20/2014 – 01/05/2015

Total Unconsolidated Entities		9	$21,052	$82,719		3.72%

(1)	HSRE-Campus Crest II, LLC and HSRE-Campus Crest III, LLC were dissolved in 2010.

(2)	Comprised of one fixed rate loan and one variable rate loan.

HSRE-Campus Crest I, LLC (“HSRE I”)

At December 31, 2011, this entity was comprised of four operating properties. Three of these properties, The Grove at Lawrence, The Grove at Moscow and The Grove at San Angelo, opened in 2009, and the fourth property, The Grove at Conway, opened in 2010. On December 29, 2011, we acquired 100% of the interest in The Grove at Huntsville and The Grove at Statesboro and as such, these properties are consolidated as of December 31, 2011 (See note 7).

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

HSRE-Campus Crest IV, LLC (“HSRE IV”)

This entity was formed in January 2011. HSRE IV opened two student housing properties in August 2011, The Grove at Denton and The Grove at Valdosta. The Company made contributions to HSRE IV of approximately $2.8 million during the year ended December 31, 2011, consisting of cash and assigned interests in Campus Crest at Denton, LP and Campus Crest at Valdosta, LLC.

HSRE-Campus Crest V, LLC (“HSRE V”)

This entity was formed in October 2011. HSRE V is comprised of two development properties, The Grove at Fayetteville and The Grove at Laramie, both of which are scheduled to commence operations for the 2012-2013 academic year. HSRE V also owns The Grove at Stillwater which is an operating property currently in the process of being repositioned, including significant renovations, upgrades and construction of additional units. The Company made contributions to HSRE V of approximately $1.2 million during the year ended December 31, 2011, consisting of cash and assigned interests in Campus Crest at Fayetteville, LLC and Campus Crest at Laramie, LLC.

We recorded equity in loss from these ventures for the year ended December 31, 2011, for the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010 and for the year ended December 31, 2009 of approximately $1.2 million, $0.2 million, $0.3 million and $0.1 million, respectively.

Condensed combined financial information for unconsolidated entities in aggregate as of December 31, 2011 and 2010 and for the year ended December 31, 2011, the period October 19, 2010 through December 31, 2010, the period January 1, 2010 through October 18, 2010 and for the year ended December 31, 2009 is as follows (amounts in thousands):

Balance Sheets

	December 31, 2011	December 31, 2010
Assets:
Student housing properties, net	$123,552	112,224
Other assets	20,939	5,444

Total assets	$144,491	117,668

Liabilities and owner’s equity:
Construction debt	$82,719	83,222
Other liabilities	14,402	5,117
Owner’s equity	47,370	29,329

Total liabilities and owner’s equity	$144,491	117,668

Share of historical owner’s equity	$11,101	12,479
Preferred investment(1)	13,231	4,781
Net difference in carrying value of investment versus net book value of underlying net assets(2)	(3,280)	(3,509)

Carrying value of investment in unconsolidated entity	$21,052	13,751

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(1)	As of December 31, 2011, the Company has a Class B member interest in The Grove at San Angelo, The Grove at Moscow, The Grove at Valdosta and The Grove at Conway of approximately $2.7 million, $3.0 million, $1.1 million and $6.4 million, respectively. As of December 31, 2010, the Company had a Class B member interest in The Grove at San Angelo and The Grove at Moscow of approximately $2.3 million and $2.5 million, respectively. These preferred interests entitle the Company to a 9.0% return on its investment but otherwise do not change the Company’s effective ownership interest in these properties.

(2)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entity and the elimination of service related revenue to the extent of our percentage ownership.

Statements of Operations

	Year Ended December 31, 2011	Period October 19, 2010 Through December 31, 2010	Period January 1, 2010 Through October 18, 2010	Year Ended December 31, 2009
Revenues	$18,089	3,009	8,796	3,131
Expenses:
Operating expenses	9,585	1,570	4,956	1,698
Interest expense	6,671	1,046	3,427	1,341
Depreciation and amortization	5,056	909	3,399	792

Total expenses	21,312	3,525	11,782	3,831

Net loss	$(3,223)	(516)	(2,986)	(700)

Company’s and Predecessor’s share of net loss(1)	$(1,164)	(163)	(259)	(59)

(1)	Amount differs from net loss multiplied by the Company’s ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level.

10.    Debt

A detail of our construction and mortgage loans, line of credit, and other debt is presented below (amounts in thousands):

	December 31,
	2011	2010
Fixed-rate mortgage loans	$109,276	60,840
Variable-rate mortgage loans	28,726	—
Construction loans	48,912	—
Line of credit and other debt	82,052	42,500

	$268,966	103,340

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2011 and 2010, the following transactions occurred (amounts in thousands):

	December 31,
	2011	2010
Balance at beginning of period	$103,340	343,172
Additions:
Draws on lines of credit	83,000	71,040
Draws on construction loans	48,912	497
Proceeds from mortgage loans	77,244	—
Proceeds from related party loans(1)	—	3,021
Accretion of interest expense(1)	—	5,043
Assumption of mortgage loans	28,764	—
Assumption of bond debt	2,552	—
Deductions:
Payments on lines of credit	(46,000)	(39,892)
Payments on construction loans	—	(152,244)
Payments on related party loan	—	(10,782)
Payments on mortgage loans	(28,846)	(116,515)

	$268,966	103,340

(1)	Relates to sale of 90% of our interest in Campus Crest at Milledgeville, LLC, sale of our 99.9% interest in Campus Crest at Carrollton, LLC, and sale of 99% of our interest in HSRE I and prepaid management fees. See note 9.

The estimated fair value of our construction loans and fixed rate mortgage loans at December 31, 2011 and 2010 was approximately $185.2 million and $62.9 million, respectively. These estimated fair values were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads.

The weighted average interest rate for all borrowings was 4.07% and 4.79% at December 31, 2011 and 2010, respectively.

Construction and mortgage loans are collateralized by properties and their related revenue streams. Construction and mortgage loans at December 31, 2011 and 2010 consisted of the following (amounts in thousands):

	Face Amount	Principal Outstanding at 12/31/11	Principal Outstanding at 12/31/10	Stated Interest Rate	Interest Rate at 12/31/11	Interest Rate at 12/31/10	Maturity Date	Amortization
Construction loans
Construction (three properties)	$37,523	$33,536	—	LIBOR + 475 bps	5.03%	N/A	11/19/13	30 years
The Grove at Columbia	17,047	15,375	N/A	Greater of 4.50% or LIBOR + 300 bps	4.50%	N/A	03/04/14	30 years
The Grove at Auburn	16,294	—	N/A	LIBOR + 295 bps	3.23%	N/A	07/22/14	30 years
The Grove at Orno	15,206	—	N/A	LIBOR + 275 bps	3.03%	N/A	06/30/14	30 years
The Grove at Flagstaff	19,842	—	N/A	LIBOR + 250 bps	2.78%	N/A	12/09/14	30 years
Mortgage loans
Mortgage (two properties)	29,790	29,738	29,790	6.13%	6.13%	6.13%	10/11/16	30 years
Mortgage (two properties)	28,726	28,726	N/A	LIBOR + 250 bps	2.78%	N/A	12/29/12	Interest only
The Grove at Asheville	14,800	14,800	14,800	5.77%	5.77%	5.77%	04/11/17	30 years
The Grove at Milledgeville	16,250	16,221	16,250	6.12%	6.12%	6.12%	10/01/16	30 years
The Grove at Ellensburg	16,125	16,125	N/A	5.10%	5.10%	N/A	09/01/18	30 years
The Grove at Nacogdoches	17,160	17,160	N/A	5.01%	5.01%	N/A	09/01/18	30 years
The Grove at Greeley	15,233	15,233	N/A	4.29%	4.29%	N/A	10/01/18	30 years

		$186,914	60,480

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Mortgage Loans

In 2011, we had in place secured permanent financing of approximately $138.0 million for nine properties. In 2010, we had in place secured permanent financing of approximately $60.8 million for four properties.

On December 29, 2011, we assumed two construction loans in connection with the purchase of The Grove at Huntsville and The Grove at Statesboro totaling approximately $28.8 million. These loans were simultaneously refinanced with two new one-year mortgages with one year extension options. The loans require interest only payments, plus certain reserves and escrows that are payable monthly through December 2012 when all principal is due. These loans are cross-defaulting and cross-collateralized. The loans may be prepaid without penalty.

The mortgage loans for The Grove at Ellensburg and The Grove at Nacogdoches closed in August 2011. The mortgage loan for The Grove at Greeley closed in September 2011. These three loans require interest only payments, plus certain reserves and escrows that are payable monthly through September 2013. Monthly payments of principal and interest, plus certain reserve and escrows, are due thereafter until maturity when all principal is due. Each of these loans has a 30-year amortization and is a non-recourse obligation subject to customary exceptions. None of these loans are cross-defaulted or cross-collateralized with any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed, subject to prepayment penalties.

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

For the period January 1, 2010 through October 18, 2010, the Predecessor was party to an additional mortgage loan which was outstanding. This loan had a principal amount of approximately $104.0 million, was secured by six properties, had a fixed interest rate of 6.40% and had interest only payments with a balloon maturity date of February 28, 2013. This mortgage was repaid in full on October 19, 2010, upon completion of the Offering.

Construction Loans

On December 9, 2011, Campus Crest at Flagstaff, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with National Bank of Arizona (“NBA”) pursuant to which NBA agreed to provide Campus Crest at Flagstaff, LLC a construction loan with a total borrowing capacity of approximately $19.8 million. The construction loan will be used to finance the development of a student housing property in Flagstaff, Arizona. The construction loan matures on December 9, 2014, but can be extended until April 9, 2015, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 2.50%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At December 31, 2011, no amounts were outstanding under this loan.

On July 22, 2011, Campus Crest at Auburn, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with Compass Bank pursuant to which Compass Bank agreed to provide Campus Crest at Auburn, LLC a construction loan with a total borrowing capacity of approximately $16.3 million. The construction loan will be used to finance the development of a student housing property in Auburn, Alabama. The construction loan matures on July 22, 2014, but can be extended until October 22, 2015, subject to certain con-

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

ditions. The interest rate on the construction loan is LIBOR plus 2.95%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At December 31, 2011, no amounts were outstanding under this loan.

On June 30, 2011, Campus Crest at Orono, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with TD Bank, N.A. pursuant to which TD Bank agreed to provide Campus Crest at Orono, LLC a construction loan with a total borrowing capacity of approximately $15.2 million. The construction loan will be used to finance the development of a student housing property in Orono, Maine. The construction loan matures on June 30, 2014, but can be extended until December 31, 2015, subject to certain conditions. The interest rate on the construction loan is LIBOR plus 2.75%. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At December 31, 2011, no amounts were outstanding under this loan.

On March 4, 2011, Campus Crest at Columbia, LLC, a subsidiary of the Company, entered into a Construction Loan Agreement with BOKF, NA (d/b/a Bank of Oklahoma), pursuant to which Bank of Oklahoma agreed to provide Campus Crest at Columbia, LLC a construction loan with a total borrowing capacity of approximately $17.0 million. The construction loan was used to finance the development of a student housing property in Columbia, Missouri. The construction loan matures on March 4, 2014, but can be extended until March 4, 2015, subject to certain conditions. The interest rate on the construction loan is the greater of (i) LIBOR plus 3.0%, or (ii) 4.5%. Loan payments are interest only through April 2013. The construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. At December 31, 2011, approximately $15.4 million was outstanding under this loan.

On November 19, 2010, the Company entered into a construction loan with The PrivateBank and Trust Company to finance the development of student housing properties in each of Ames, Iowa, Clarksville, Tennessee and Fort Wayne, Indiana. The construction loan initially matures on November 19, 2013, but can be extended until November 19, 2014, subject to certain conditions. The interest rate is LIBOR plus 4.75% and the construction loan agreement contains representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. Loan payments are interest only through November 2012. The amount available under the construction loan totals approximately $37.5 million. At December 31, 2011 and December 31, 2010, approximately $33.6 million and $0 were outstanding under this loan, respectively.

During the period January 1, 2010 through October 18, 2010, the Predecessor was a party to two construction loans which were outstanding. The first construction loan had an outstanding principal amount of approximately $148.9 million, was secured by nine properties, had an interest rate of LIBOR plus 1.80% (when taken together with an interest rate swap, fixed the loan’s rate at 6.0%) and had interest only payments with a balloon maturity date of October 31, 2010. The second construction loan had an outstanding principal amount of approximately $15.8 million, was secured by one property, had an interest rate equal to the greater of LIBOR plus 3.0% or 5.5% and had a maturity date of October 31, 2010. Both construction loans were repaid in full on October 19, 2010 upon completion of the Offering.

Construction loans are generally secured by a first deed of trust or mortgage on each property, primary UCC filings, and an assignment of rents, leases and profits from the respective property.

Line of Credit

On October 19, 2010, we closed a credit agreement (“revolving credit facility”) with Citibank, N.A. and

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

certain other parties thereto relating to a three-year, $125 million senior secured revolving credit facility. This facility was secured by 12 of our wholly owned properties.

On August 17, 2011, the Company and its lenders amended and restated the revolving credit facility to increase the amount to $150 million and adjust the interest rate, the result of which decreased the spread over the elected floating interest rate (the “Amended and Restated Credit Agreement”). Additionally, the revolving credit facility, which was formerly secured, became unsecured and now matures on August 17, 2014, subject to a one-year extension option the Company may exercise at its option, pursuant to certain terms and conditions.

On November 23, 2011, the company and is lenders amended the Amended and Restated Credit Agreement with Citibank, N.A. and certain other lenders. The amendment increases the maximum amount the Company may borrow from $150 million to $200 million, with a sublimit of $10 million for swing line loans and $15 million for letters of credit. Unless otherwise terminated pursuant to terms of the Amended and Restated Credit Agreement, the credit facility will mature on August 17, 2014, subject to a one-year extension option which the Borrower may exercise at its option, pursuant to certain terms and conditions, including the payment of an extension fee, contained in the Amended and Restated Credit Agreement.

As of December 31, 2011, approximately $79.5 million was outstanding under our revolving credit facility and approximately $48.3 million of borrowing capacity was available under this facility. The amount available for us to borrow under this credit facility is based on the lesser of (i) 60.0% of the “as is” appraised value of our properties that form the borrowing base of the facility, and (ii) the amount that would create a debt service coverage ratio of not less than 1.50 : 1.00. Additionally, our revolving credit facility has an accordion feature that allows us to request an increase in the total commitments of an additional $175 million to a total commitment of $325 million. Amounts outstanding under our revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings.

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

Under our revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our Funds From Operations or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

We and certain of our subsidiaries guarantee the obligations under our revolving credit facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Schedule of Debt Maturities

Scheduled debt maturities for each of the five years subsequent to December 31, 2011 and thereafter, are as follows (amounts in thousands):

2012	$29,428
2013	34,564
2014	96,610
2015	1,830
2016	44,954
Thereafter	61,580

$268,966

Amortization of deferred financing costs approximated $1.3 million, $1.6 million, $0.8 million and $0.8 million, for the year ended December 31, 2011, for the period October 19, 2010 through December 31, 2011, the period January 1, 2010 through October 18, 2010 and the year ended December 31, 2009, respectively.

Compliance with Debt Covenants

At December 31, 2011 and December 31, 2010, we were in compliance with the above financial covenants with respect to our revolving credit facility.

11.    Incentive Plans

The Company has adopted the 2010 Equity Incentive Compensation Plan (the “Plan”). The Plan permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors of the Company. The aggregate number of awards approved under the Plan is 2,500,000. As of December 31, 2011 and December 31, 2010, 1,934,204 shares and 2,002,236 shares, respectively, are available for issuance under the plan (see Note 17).

Restricted Stock Awards

Awards to executive officers and employees of the Company generally vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors of the Company vest over a five year period and are subject to restriction based upon continued service on the Board of Directors of the Company.

At December 31, 2011, unearned compensation totaled approximately $0.9 million, and will be recorded over the remaining vesting period. For the year ended December 31, 2011, stock compensation expense of $0.2 million was recognized as general and administrative expense in the accompanying consolidated financial statements related to the vesting of restricted stock.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Restricted OP Units

At December 31, 2011, unearned compensation totaled $1.1 million, and will be recorded over the remaining vesting period. During the year ended December 31, 2011, $0.7 million of compensation cost was recognized in the accompanying consolidated financial statements relating to the vesting of restricted OP units.

A summary of incentive plan activity as of December 31, 2011 is as follows:

	Number of Restricted OP Units	Number of Restricted Common Shares	Total	Weighted Average Grant Date Fair Value
Nonvested Balances at October 19, 2010	—	—	—	$—
Granted at Offering	150,000	102,777	252,777	12.50
Forfeited	—	(3,895)	(3,895)	12.50

Nonvested balances at December 31, 2010	150,000	98,882	248,882	12.50
Granted	—	37,313	37,313	11.06
Vested	(50,000)	(46,943)	(96,943)	12.28
Forfeited	—	(9,651)	(9,651)	12.50

Nonvested balances at December 31, 2011	100,000	79,601	179,601	$12.32

12.    Derivative Instruments and Hedging Activities

We use variable rate debt to finance our construction of student housing properties. These debt obligations expose us to variability in cash flows due to fluctuations in interest rates. Management enters into derivative contracts to limit variability for a portion of our interest payments and to manage exposure to interest rate risk. We use derivative financial instruments, specifically interest rate caps and interest rate swaps, for non-trading purposes.

As of December 31, 2011 and 2010, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.

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

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of the terms, estimated fair values and classification on the consolidated balance sheets as of December 31, 2011 and 2010, of the interest rate derivative contracts we were a party to at December 31, 2011 and 2010 (dollar amounts in thousands):

Interest Rate Derivative Instrument	Hedged Item	Notional Amount		Fixed Interest Rate	Maturity Date	Estimated Fair Value at December 31, 2011		Estimated Fair Value at December 31, 2010
Cap(2)	30-day LIBOR	$44,000		2.50%	January 2011	$	N/A	—
Cap(2)	30-day LIBOR	18,761	(1)	1.25%	April 2013		4	103
Swap(2)	30-day LIBOR	18,761	(1)	1.39%	April 2013		(231)	(115)
Cap(2)	30-day LIBOR	56,000		2.50%	June 2012		—	—
Swap(4)	30-day LIBOR	25,488	(3)	3.44%	May 2011		N/A	(337)

							$(227)	(349)

(1)	Notional amount was $3,126 at December 31, 2010.

(2)	Designated as a cash flow hedge.

(3)	Notional amount was $25,488 at December 31, 2010.

(4)	Not designated as a hedging instrument.

The tables below reflect the effect of interest rate derivative instruments on other comprehensive income and on the consolidated and combined statements of operations for the year ended December 31, 2011, the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010 and for the year ended December 31, 2009 (amounts in thousands):

	Amount of Income (Loss) Recognized on OCI Derivatives (Effective Portion)
Derivatives Designated as Cash Flow Hedges	Year Ended December 31, 2011	For Period October 19, 2010 Through December 31, 2010	For Period January 1, 2010 Through October 18, 2010	Year Ended December 31, 2009
Caps	$(99)	(57)	—	—
Swaps (receive float/pay fixed)	(116)	(115)	—	—

Total effect of derivative instruments on other comprehensive income	$(215)	(172)	—	—

Derivatives Designated as Cash Flow Hedges	Location of Gain (Loss) Recognized on Statements of Operations	Year Ended December 31, 2011	For Period October 19, 2010 Through December 31, 2010	For Period January 1, 2010 Through October 18, 2010	Year Ended December 31, 2009
Swaps: (receive float/pay fixed):
Monthly net settlements-cash settled	Change in fair value of interest rate derivatives	$(78)	7	(4,131)	(2,373)
Mark to market adjustments-cash settled	Change in fair value of interest rate derivatives	—	—	—	(310)
Mark to market adjustments- non cash	Change in fair value of interest rate derivatives	337	139	5,002	3,480

Total effect of derivative instruments on the consolidated and combined statements of operations		$259	146	871	797

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Periodic swap settlements of $0.1 million were capitalized to student housing properties for the year ended December 31, 2009.

13.    Related Party Transactions

The Company leases aircraft from entities in which two of the Company’s executive officers have an ownership interest. For the year ended December 31, 2011, the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010 and the year ended December 31, 2009, the Company and its Predecessor incurred travel costs to these entities of approximately $1.0 million, $0.3 million, $0.8 million and $2.0 million, respectively.

The Company has engaged an entity affiliated with one of its board members to perform certain information technology services. The total contract value is approximately $0.3 million of which $0.1 million has been paid through December 31, 2011.

14.    Segments

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

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following tables set forth our segment information as of and for the year ended December 31, 2011, for the period from October 19, 2010 through December 31, 2010, the period from January 1, 2010 through October 18, 2010, and for the year ended December 31, 2009 (amounts in thousands):

	Year Ended December 31, 2011	Period October 19, 2010 Through December 31, 2010	Period January 1, 2010 Through October 18, 2010	Year Ended December 31, 2009
Student Housing Operations:
Revenues from external customers	$59,709	10,786	40,736	45,973
Operating expenses	48,442	9,312	38,455	42,997

Operating income	11,267	1,474	2,281	2,976
Nonoperating expenses	(5,176)	(1,982)	(13,104)	(14,747)

Net income (loss)	6,091	(508)	(10,823)	(11,771)
Net income (loss) attributable to noncontrolling interest	61	(5)	(7,609)	(10,486)

Net income (loss) attributable to Company and Predecessor	$6,030	(503)	(3,214)	(1,285)

Depreciation and amortization	$19,832	3,911	14,660	18,205

Total segment assets at end of period	$512,193	361,942		310,075

Development, Construction and Management Services:
Revenues from external customers	$35,084	74	35,687	60,711
Intersegment revenues	88,443	553	6,813	18,537

Total revenues	123,527	627	42,500	79,248
Operating expenses	115,629	1,731	38,585	76,305

Operating income (loss)	7,898	(1,104)	3,915	2,943
Nonoperating expenses	(499)	(1)	(31)	(108)

Net income (loss)	7,399	(1,105)	3,884	2,835
Net income (loss) attributable to noncontrolling interest	74	(11)	—	—

Net income (loss) attributable to Company and Predecessor	$7,325	(1,094)	3,884	2,835

Depreciation and amortization	$90	17	70	165

Total segment assets at end of period	$22,818	9,758		28,926

Reconciliations:
Total segment revenues	$183,236	11,413	83,236	125,221
Elimination of intersegment revenues	(88,443)	(553)	(6,813)	(18,537)

Total consolidated and combined revenues	$94,793	10,860	76,423	106,684

Segment operating income	$19,165	370	6,196	5,919
Interest expense	(6,888)	(2,519)	(20,836)	(15,871)
Change in fair value of interest rate derivatives	259	146	871	797
Net unallocated income (expenses) and eliminations	(10,747)	(60)	(6,667)	(8,053)
Equity in loss of unconsolidated entities	(1,164)	(163)	(259)	(59)
Other income	3,620	621	43	44
Income tax expense	(464)	—	—	—

Net income (loss)	$3,781	(1,605)	(20,652)	(17,223)

Total segment assets	$535,011	371,700		339,001
Unallocated corporate assets and eliminations	5,505	(443)		(7,205)

Total assets	$540,516	371,257		331,796

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

15.    Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At December 31, 2011, management does not anticipate any material deviations from schedule or budget related to development projects currently in progress.

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

We lease space for our corporate headquarters office. Rent expense is recognized on a straight-line basis and included in general and administrative expense. Future minimum payments over the life of our corporate office lease and the ground leases described in note 6 subsequent to December 31, 2011 are as follows (amounts in thousands):

2012	$590
2013	607
2014	619
2015	625
2016	626
Thereafter	23,928

Total future minimum lease payments	$26,995

Contingencies

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company or the combined results of operations of the Predecessor. We are not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us or our properties or subsidiaries, other than routine litigation arising in the ordinary course of business.

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

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

16.    Quarterly Financial Information (Unaudited)

The information presented below represents the consolidated and combined financial results of the Company and the Predecessor, respectively, for the years ended December 31, 2011 and 2010. The sum of the quarterly income (loss) per share amounts may not equal the annual income per share amounts due primarily to changes in the number of common shares outstanding from quarter to quarter (amounts in thousands, except per share data):

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenues	$23,874	24,890	20,396	25,633	94,793
Operating expenses	$22,850	23,950	17,833	21,742	86,375
Nonoperating income (expenses)	$(1,080)	(1,164)	(1,826)	1,061	(3,009)
Net income (loss)	$(474)	(641)	414	4,482	3,781
Net income (loss) per share:
Basic and diluted	$(0.02)	(0.02)	0.01	0.14	0.12

	2010
	1st Quarter	2nd Quarter	3rd Quarter	October 1 - October 18	October 19 - December 31	Total
Revenues	$28,480	27,973	16,879	3,091	10,860	87,283
Operating expenses	$27,202	26,883	16,603	6,206	10,550	87,444
Nonoperating expenses	$(4,413)	(6,052)	(6,529)	(2,928)	(1,752)	(21,674)
Net loss	$(3,215)	(5,076)	(6,302)	(6,059)	(1,605)	(22,257)
Net loss per share:
Basic and diluted					$(0.05)

17.    Subsequent Events

On February 9, 2012, the Company closed an underwritten public offering of 2,300,000 shares of its 8.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), including 300,000 shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. The shares of Series A Preferred Stock were issued at a public offering price of $25.00 per share, for net proceeds of approximately $55.4 million, after deducting the underwriting discount and other estimated offering costs. The Company used the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans which had been used as partial funding for the four properties that were delivered for the 2011/2012 academic year. The Company intends to use the remaining proceeds to reduce borrowings outstanding under its revolving credit facility and for general corporate purposes, including funding properties currently under development.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2011

			Total Costs
Student Housing Properties	Initial Cost	2011 Costs Capitalized Subsequent to Development	Land	Student Housing Properties	Total (1)	Accum. Depr.	Encum- brances	Year Built	Depreciable Lives(1)
The Grove at Asheville, NC	$12,604	$433	$51	$12,986	$13,037	$(4,062)	$(14,800)	2005	40
The Grove at Carrollton, GA	13,294	330	1,104	12,520	13,624	(3,922)	(14,624)	2006	40
The Grove at Las Cruces, NM	16,025	257	1,098	15,184	16,282	(4,219)	(15,114)	2006	40
The Grove at Milledgeville, GA	14,543	232	942	13,833	14,775	(4,206)	(16,221)	2006	40
The Grove at Abilene, TX	16,962	357	1,361	15,958	17,319	(4,041)	—	2007	40
The Grove at Ellensburg, WA	20,827	182	1,483	19,526	21,009	(4,416)	(16,125)	2007	40
The Grove at Greeley, CO	19,971	583	1,454	19,100	20,554	(4,089)	(15,233)	2007	40
The Grove at Jacksonville, AL	17,567	327	892	17,002	17,894	(4,191)	—	2007	40
The Grove at Mobile, AL — Phase I	15,823	201	98	15,926	16,024	(3,986)	—	2007	40
The Grove at Nacogdoches, TX	18,604	403	1,188	17,819	19,007	(4,121)	(17,160)	2007	40
The Grove at Cheney, WA	18,788	226	1,347	17,667	19,014	(3,463)	—	2008	40
The Grove at Jonesboro, AR	17,761	188	2,156	15,793	17,949	(3,330)	—	2008	40
The Grove at Lubbock, TX	18,229	150	1,520	16,859	18,379	(3,405)	—	2008	40
The Grove at Mobile, AL — Phase II	17,271	206	52	17,425	17,477	(3,214)	—	2008	40
The Grove at Stephenville, TX	17,100	159	1,250	16,009	17,259	(3,450)	—	2008	40
The Grove at Troy, AL	18,248	251	1,433	17,066	18,499	(3,521)	—	2008	40
The Grove at Waco, TX	17,566	173	1,094	16,645	17,739	(3,524)	—	2008	40
The Grove at Wichita, KS	16,951	84	911	16,124	17,035	(3,421)	—	2008	40
The Grove at Wichita Falls, TX	17,955	298	2,065	16,188	18,253	(3,324)	—	2008	40
The Grove at Murfreesboro, TN	19,994	267	2,678	17,583	20,261	(2,157)	—	2009	40
The Grove at San Marcos, TX	24,126	59	1,791	22,394	24,185	(1,009)	—	2009	40
The Grove at Huntsville, TX	23,477	—	2,157	21,320	23,477	(6)	(12,635)	2010	40
The Grove at Statesboro, GA	25,609	—	1,851	23,758	25,609	(7)	(16,091)	2010	40
The Grove at Clarksville, TN	21,904	—	1,296	20,608	21,904	(270)	(12,312)	2011	40
The Grove at Ames, IA	22,575	—	1,919	20,656	22,575	(275)	(11,928)	2011	40
The Grove at Fort Wayne, IN	19,011	—	844	18,167	19,011	(254)	(9,296)	2011	40
The Grove at Columbia, MO	24,751	—	3,611	21,140	24,751	(281)	(15,375)	2011	40

Total-student housing properties	$507,536	$5,366	$37,646	$475,256	$512,902	$(76,164)	$(186,914)

(1)	The life to compute depreciation on buildings is 40 years. Furniture, fixtures, equipment and building improvements are depreciated over periods of up to 20 years.

NOTES TO SCHEDULE III

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2011

The changes in our investment in real estate and related accumulated depreciation for each of the years ended December 31, 2011, 2010 and 2009 are as follows (amounts in thousands):

	2011	2010	2009
Investment in real estate:
Balance, beginning of year	$372,746	347,157	326,217
Acquisitions, improvements and development expenditures	140,866	25,937	23,965
Disposition of properties	(710)	(71)	(3,025)
Other reclassifications	—	(277)	—

Balance, end of year	$512,902	372,746	347,157

Accumulated depreciation:
Balance, beginning of year	$57,463	38,999	20,794
Depreciation for the year	18,943	18,299	18,205
Disposition of properties	(242)	(21)	—
Other reclassifications	—	186	—

Balance, end of year	76,164	57,463	38,999
Development in process	44,862	24,232	3,300

Investment in real estate, net	$481,600	339,515	311,458