Form 10-Q
period 2012-03-31
Campus Crest Communities, Inc.
filed 2012-05-08
CIK 1490983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34872

CAMPUS CREST COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-2481988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Rexford Road, Suite 414, Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (704) 496-2500

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2012
Common Stock, $0.01 par value per share	31,080,379 shares

CAMPUS CREST COMMUNITIES INC. AND SUBSIDIARIES

FORM 10-Q

i

Item 1. Financial Statements

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Investment in real estate, net:
Student housing properties	$515,104	512,227
Accumulated depreciation	(81,538)	(76,164)
Development in process	71,783	45,278

Investment in real estate, net	505,349	481,341

Investment in unconsolidated entities	22,360	21,052
Cash and cash equivalents	7,151	10,735
Restricted cash	2,753	2,495
Student receivables, net of allowance for doubtful accounts of $651 and $246, respectively	1,052	1,259
Cost and earnings in excess of construction billings	16,095	10,556
Other assets, net	11,912	12,819

Total assets	$566,672	540,257

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans	$137,874	186,914
Line of credit and other debt	96,552	82,052
Accounts payable and accrued expenses	42,149	30,650
Construction billings in excess of cost and earnings	105	165
Other liabilities	10,096	9,341

Total liabilities	286,776	309,122

Stockholders’ equity:
Preferred stock, $0.01 par value, (liquidation preference of $57,500 at March 31, 2012), authorized 10,000 shares, issued and outstanding 2,300 and 0 shares, respectively	23	—
Common stock, $0.01 par value, authorized 90,000 shares, issued and outstanding 31,081 and 30,710 shares, respectively	311	307
Additional common and preferred paid-in capital	303,843	248,599
Accumulated deficit and distributions	(28,017)	(21,410)
Accumulated other comprehensive loss	(366)	(387)

Total stockholders’ equity	275,794	227,109
Noncontrolling interests	4,102	4,026

Total equity	279,896	231,135

Total liabilities and equity	$566,672	540,257

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Student housing rental	$17,858	13,152
Student housing services	763	438
Development, construction and management services	14,256	10,284

Total revenues	32,877	23,874
Operating expenses:
Student housing operations	8,578	6,440
Development, construction and management services	13,458	9,225
General and administrative	2,326	1,948
Ground leases	52	52
Depreciation and amortization	5,856	5,157

Total operating expenses	30,270	22,822
Equity in earnings (loss) of unconsolidated entities	96	(242)

Operating income	2,703	810
Nonoperating income (expense):
Interest expense	(3,573)	(1,375)
Change in fair value of interest rate derivatives	(49)	196
Other income	2	46

Total nonoperating expenses	(3,620)	(1,133)

Net loss before income taxes	(917)	(323)
Income tax expense	(63)	(151)

Net loss	(980)	(474)
Net loss attributable to noncontrolling interests	9	2

Net loss attributable to stockholders	(971)	(472)
Preferred stock dividends	(664)	—

Net loss attributable to common stockholders	$(1,635)	(472)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	(0.02)

Weighted-average common shares outstanding:
Basic and diluted	30,923	30,708

Distributions per common share	$0.16	0.16

Condensed consolidated statements of comprehensive loss:
Net loss	$(980)	(474)
Other comprehensive income (loss):
Change in fair value of interest rate derivatives	21	(5)

Comprehensive loss	(959)	(479)
Comprehensive loss attributable to noncontrolling interests	9	2
Preferred stock dividends	(664)	—

Comprehensive loss attributable to common stockholders	$(1,614)	(477)

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Common and Preferred Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	—	$—	30,710	$307	$248,599	$(21,410)	$(387)	$227,109	$4,026	$231,135
Dividends	—	—	—	—	—	(5,636)	—	(5,636)	(71)	(5,707)
Issuance of restricted stock	—	—	371	4	(4)	—	—	—	—	—
Issuance of preferred stock	2,300	23	—	—	54,929	—	—	54,952	—	54,952
Amortization of restricted stock awards and OP units	—	—	—	—	319	—	—	319	156	475
Other comprehensive income	—	—	—	—	—	—	21	21	—	21
Net income (loss)	—		—	—	—	(971)	—	(971)	(9)	(980)

Balance, March 31, 2012	2,300	$23	31,081	$311	$303,843	$(28,017)	$(366)	$275,794	$4,102	$279,896

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Operating activities:
Net loss	$(980)	(474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,856	5,157
Amortization of deferred financing costs	1,441	279
Bad debt expense	397	319
Change in non-cash portion of fair value of unhedged derivatives	—	(196)
Equity in loss of unconsolidated entities	60	295
Compensation expense related to share based payments	108	63
Changes in operating assets and liabilities:
Restricted cash	(258)	1,711
Student receivables	(190)	(11)
Construction billings	(9,486)	(11,892)
Accounts payable and accrued expenses	5,858	6,461
Other	3,477	(130)

Net cash provided by operating activities	6,283	1,582

Investing activities:
Investments in development in process	(22,228)	(10,887)
Investments in student housing properties	(1,890)	(481)
Investments in unconsolidated entities	(1,368)	(1,107)
Distributions from unconsolidated entities	—	5,082
Purchase of corporate fixed assets	(118)	(4)

Net cash used in investing activities	(25,604)	(7,397)

Financing activities:
Proceeds from sale of preferred stock	57,500	—
Payment of offering costs	(2,221)	(134)
Proceeds from lines of credit and other debt	14,500	14,500
Principal payments on construction loans	(48,912)	—
Payments on mortgage loans	(128)	—
Debt issuance costs	(19)	(285)
Distributions to common stockholders	(4,913)	(3,900)
Distributions to noncontrolling interests	(70)	(55)

Net cash provided by financing activities	15,737	10,126

Net change in cash and cash equivalents	(3,584)	4,311
Cash and cash equivalents at beginning of period	10,735	2,327

Cash and cash equivalents at end of period	$7,151	6,638

Supplemental disclosure of cash flow information:
Interest paid	$2,655	1,462
Taxes paid	$286	—
Non-cash investing and financing activity:
Change in payables related to distributions to stockholders	$724	4,908
Change in payables related to distributions to noncontrolling interests	$—	70
Change in payables related to capital expenditures	$4,659	7,078
Contribution of development in process to unconsolidated entity	$—	7,666

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Campus Crest Communities, Inc. (along with its subsidiaries, the “Company,” “us,” “we,” and “our”) is a self-managed, self-administered and vertically-integrated developer, builder, owner and manager of high-quality, purpose-built student housing properties in the United States. We hold substantially all of our assets, and conduct substantially all of our business, through Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”).

We are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, purpose-built student housing properties in the United States, based on beds owned and under management. As of March 31, 2012, we owned interests in 33 operating student housing properties containing approximately 6,324 apartment units and 17,064 beds. Our operating properties are located in 14 states and are all recently built, with an average age of approximately 3.2 years as of March 31, 2012. Twenty-seven of our properties, containing approximately 5,156 apartment units and 13,884 beds, are wholly owned. Six of our properties, containing approximately 1,168 apartment units and 3,180 beds, are owned through joint ventures with Harrison Street Real Estate (“HSRE”), four in which we own a 49.9% interest and two in which we own a 20% interest. We recently completed construction of two of our joint venture properties, each of which commenced operations in August 2011. For the three months ended March 31, 2012, the average occupancy for our 33 properties was approximately 90% and the average monthly total revenue per occupied bed was approximately $495. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute currently to our stockholders.

The following table illustrates the number of properties in which the Company has interests, both operating and under construction, at March 31, 2012:

	Properties in Operation	Properties under construction
Consolidated entities	27	3
Unconsolidated entities	6	3	(1)

Total	33	6

(1)	Includes The Grove at Stillwater which is an operating property currently in the process of being repositioned, including significant renovations, upgrades and construction of additional units.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as well as instructions to Form 10-Q. The consolidated financial statements include the financial position, results of operations and cash flows of the Company, the Operating Partnership and subsidiaries of the Operating Partnership. Third party equity interests in the Operating Partnership are reflected as noncontrolling interests in the condensed consolidated financial statements. The Company also has interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. The results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or the full year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate, allocation of purchase price to newly acquired student housing properties, fair value of financial assets and liabilities, including derivatives and allowance for doubtful accounts. It is possible that these estimates could change in the near term.

Investment in Real Estate

Investment in real estate is recorded at historical cost. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	40 years
Improvements	20 years
Furniture, fixtures and equipment	3-10 years

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction. Additionally, the Company capitalizes certain internal costs related to the development and construction of its student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.6 million and $0.4 million was capitalized during the three months ended March 31, 2012 and 2011, respectively.

Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the accompanying condensed consolidated statement of operations. As of March 31, 2012 and December 31, 2011, we have deferred approximately $5.9 million and $2.7 million, respectively, in pre-development costs related to development projects that have not yet been acquired or for which construction has not commenced. Such costs are included in development in process on the accompanying condensed consolidated balance sheets.

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

Deferred Financing Costs

We defer costs incurred in obtaining financing and amortize the costs over the terms of the related loans. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of accumulated amortization, are included in other assets on the accompanying condensed consolidated balance sheets.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in the Company’s consolidated subsidiaries which is not attributable to the stockholders. Accordingly, noncontrolling interests are reported as a component of equity in the accompanying condensed consolidated balance sheets but separate from stockholders’ equity. On the condensed consolidated statements of operations and comprehensive loss, operating results are reported at their consolidated amounts, including both the amount attributable to us and to noncontrolling interests.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For entities where we are the general partner (or the equivalent), but do not control the real estate venture, as the other partners (or the equivalent) hold substantive participating rights, we use the equity method of accounting. For entities where we are a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate we control the entity, we consolidate the entity; otherwise we record our investment using the equity method of accounting.

Under the equity method, investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in income (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

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

All derivative instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as accumulated other comprehensive income (loss), depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current-period earnings as a component of the change in fair value of interest rate derivatives line item on the accompanying condensed consolidated statements of operations. Also included within this line item are any required monthly settlements on the swaps as well as all cash settlements paid. The Company’s counterparties are major financial institutions.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, cash equivalents, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans and lines of credit. The carrying value of cash, cash equivalents, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of the revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of mortgages and construction loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction loans. The fair values of mortgage and construction loans are disclosed in note 7.

The fair value of the interest rate caps and swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities and the creditworthiness of the swap counterparties. Fair value guidance for financial assets and liabilities which are recognized and disclosed in the condensed consolidated financial statements on a recurring basis and nonfinancial assets on a nonrecurring basis establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Interest rate caps and interest rate swaps measured at fair value as of March 31, 2012 and December 31, 2011 are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of Period
Other assets:
March 31, 2012 — Interest rate caps	$—	—	—	—
December 31, 2011 — Interest rate caps	$—	4	—	4
Other liabilities:
March 31, 2012 — Interest rate swaps	$—	(206)	—	(206)
December 31, 2011 — Interest rate swaps	$—	(231)	—	(231)

Income Taxes

The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT under Sections 856 through 859 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute currently to our stockholders. The Company’s qualification as a REIT depends upon its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of the Company’s gross income, the composition and values of its assets, its distribution levels and the diversity of ownership of its stock. The Company believes that it is organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that the Company’s intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT.

As a REIT, the Company generally will not be subject to U.S. federal and state income tax on taxable income that it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income tax at regular corporate rates and generally will be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could materially and adversely affect it, including its ability to make distributions to its stockholders in the future. Even if the Company qualifies as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property and the income of its taxable REIT subsidiaries will be subject to taxation at normal corporate rates. The Company wholly owns four taxable REIT subsidiary (“TRS”) entities that manage the Company’s non-REIT activities and each is subject to federal, state and local income and franchise taxes. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. No deferred tax provision or benefit has been recorded for the three months ended March 31, 2012 or 2011.

We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not (a likelihood of more than 50 percent) to be sustained upon examination. Measurement (step two)

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains (losses) on derivative instruments. Comprehensive income (loss) is presented in the accompanying condensed consolidated statements of operations and comprehensive loss, and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.

Stock-Based Compensation

The Company grants restricted stock and restricted OP unit awards that vest in equal annual installments over either a three or five year period. A restricted stock or OP unit award is an award of the Company’s common stock or OP units that are subject to restrictions on transferability and other restrictions determined by the Company’s compensation committee at the date of grant. A grant date is established for a restricted stock award or restricted OP unit award upon approval from the Company’s compensation committee and board of directors. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the Company’s compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock or OP units has all the rights of a stockholder or OP unit holder as to these shares or units, including the right to vote and the right to receive dividends or distributions on the shares or units. The fair value of the award is determined based on the market value of the Company’s common stock on the grant date and is recognized on a straight-line basis over the applicable vesting period for the entire award with cost recognized at the end of any period being at least equal to the shares that were then vested.

Recent Accounting Pronouncements

On January 1, 2012, we adopted the Financial Accounting Standards Board (“FASB”) guidance on disclosure requirements for fair value measurements. The guidance requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. As the guidance is limited to enhanced disclosures, adoption did not have a material impact on our condensed consolidated financial statements.

On January 1, 2012, we adopted the FASB guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Entities are now required to present the components of net income and other comprehensive income in either a single continuous statement or two separate but consecutive statements. The standard did not change the recognition or measurement of net income or comprehensive income, and we elected to present the components of net income and other comprehensive income as a single continuous statement. In December 2011, the FASB issued an accounting standards update to defer those changes that relate only to the presentation of reclassification adjustments in the statement of operations.

3. Earnings per Share and Distributions

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. All unvested stock-based payment awards are included in the computation of basic earnings per share. The computation of diluted earnings per share includes common stock issuable upon the conversion of OP units and restricted OP units and other potentially dilutive securities in the weighted average shares.

A reconciliation of the numerators and denominators for basic and diluted earnings per share computations is not required as the Company reported a net loss for the three months ended March 31, 2012 and 2011 and as such, the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share. Accordingly, the computation of both basic and diluted earnings per share is the same. For the three months ended March 31, 2012 and 2011, 435,593 OP units and restricted OP units were not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

At March 31, 2012 and December 31, 2011, accrued common stock dividends and OP unit distributions of approximately $5.0 million and $4.9 million, respectively, are recorded as a component of the accounts payable and accrued expenses line item on the Company’s condensed consolidated balance sheets. Additionally, with respect of the 8% Series A Cumulative Redeemable Preferred Stock issued in February 2012 (note 5), the Company has accrued dividends of approximately $0.7 million for the period from issuance through March 31, 2012, recorded as a component of the accounts payable and accrued expense line item on the Company’s condensed consolidated balance sheet as of March 31, 2012.

4. Student Housing Properties

Student housing properties, net, consisted of the following (amounts in thousands):

	March 31, 2012	December 31, 2011
Land	$37,646	37,646
Buildings and improvements	423,584	423,237
Furniture, fixtures and equipment	53,874	51,344

	515,104	512,227
Accumulated depreciation	(81,538)	(76,164)

	$433,566	436,063

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Noncontrolling Interests

Operating Partnership Units

Certain limited partners in the Operating Partnership, which total approximately 1.4% of the limited partnership interest in the Operating Partnership, hold their ownership units through entities which are not affiliates or subsidiaries of the Company. OP units are exchangeable into cash or, at the Company’s election, an equal number of shares of the Company’s common stock. OP units have the same economic characteristics as shares of the Company’s common stock, as they effectively participate equally in the net income and distributions of the Operating Partnership.

The holders of OP Units have the right to require the Operating Partnership to redeem part or all of the OP Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. However, the Company may, in its sole discretion, elect to acquire the OP Units in exchange for common stock. Based on this assessment, which includes the evaluation of terms in the agreements related to redemption provisions, the Company has classified these OP units as noncontrolling interests as a component of permanent equity on the accompanying condensed consolidated balance sheets. The share of net income (loss) allocated to these OP units is reported on the accompanying condensed consolidated statements of operations. No OP units have been exchanged or redeemed since the Company’s initial public offering.

Preferred Stock

On February 9, 2012, the Company closed an underwritten public offering of 2,300,000 shares of its 8.0% Series A Cumulative Redeemable Preferred Stock (the “8.0% Series A Preferred Stock”), including 300,000 shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. The shares of 8.0% Series A Preferred Stock were issued at a public offering price of $25.00 per share, for net proceeds of approximately $55.0 million, after deducting the underwriting discount and other offering costs. The Company used the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans which had been used as partial funding for the four properties that were delivered for the 2011-2012 academic year (note 7). The Company used the remaining proceeds for general corporate purposes, including funding properties currently under development.

6. Investment in Unconsolidated Entities

We have investments in real estate ventures with HSRE, which are not consolidated by the Company. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States. The Company and the joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operations. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

The Company acts as the operating member and day-to-day manager for the ventures. We are entitled to receive fees for providing development and construction services (as applicable) and management services to the ventures. The Company recognized revenues of approximately $14.3 million and $10.3 million for the three months ended March 31, 2012 and 2011, respectively, for services provided to the ventures. Such fees are reflected in Development, Construction and Management Services in the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company is a guarantor of the construction and mortgage debt of these ventures. The Company’s unconsolidated investments at March 31, 2012 are presented in the following table (amounts in thousands):

				Debt
Unconsolidated Entities(1)	Company Ownership Percentage	Number of Properties	Total Investment	Amount Outstanding	Interest Type	Weighted Average Interest Rate	Maturity Date Range
HSRE-Campus Crest I, LLC	49.9%	4	$14,990	$48,304	Variable	2.74%	11/01/2012 – 12/29/2012
HSRE-Campus Crest IV, LLC	20.0%	2	4,168	29,636	(2)	5.42%	10/31/2013 – 12/01/2013
HSRE-Campus Crest V, LLC	10.0%	3	3,202	7,076	Variable	3.00%	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%	—	—	—

Total Unconsolidated Entities		9	$22,360	$85,016		3.69%

(1)	HSRE-Campus Crest II, LLC and HSRE-Campus Crest III, LLC were dissolved in 2010.
(2)	Comprised of one fixed rate loan and one variable rate loan.

On March 31, 2012, we entered into a joint venture agreement with HSRE, HSRE-Campus Crest VI, LLC, to develop and operate additional purpose-built student housing properties. We own a 20% interest in this venture and affiliates of HSRE own the balance.

We recorded equity in income (loss) from these ventures for the three months ended March 31, 2012 and 2011 of approximately $0.1 million and $(0.2) million, respectively.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed combined financial information for unconsolidated entities in aggregate as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 is as follows (amounts in thousands):

BALANCE SHEETS
	March 31, 2012	December 31, 2011
ASSETS
Student housing properties, net	$123,785	123,552
Other assets	41,735	20,939

Total assets	$165,520	144,491

LIABILITIES AND OWNERS’ EQUITY
Construction debt	$85,016	82,719
Other liabilities	24,027	14,402
Owners’ equity	56,477	47,370

Total liabilities and equity	$165,520	144,491

Share of historical owners’ equity	$12,403	11,101
Preferred investment(1)	13,231	13,231
Net difference in carrying value of investment versus net book value of underlying net assets(2)	(3,274)	(3,280)

Carrying value of investment in unconsolidated entity	$22,360	21,052

(1)	As of March 31, 2012 and December 31, 2011, the Company held a Class B interest in The Grove at San Angelo, The Grove at Moscow, The Grove at Valdosta and The Grove at Conway of approximately $13.2 million. These preferred interests entitle the Company to a 9.0% return on its investment but otherwise do not change the Company’s effective ownership interest in these properties.
(2)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entity and the elimination of service related revenue to the extent of our percentage ownership.

STATEMENTS OF OPERATIONS
	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues	$4,614	3,741
Operating expenses:
Operating expenses	2,556	1,982
Interest expense	1,337	1,479
Depreciation and amortization	1,207	1,123

Total operating expenses	5,100	4,584

Net loss	$(486)	(843)

Company’s share of net loss (1)	$(60)	(295)
Income on preferred investment	156	53

Equity in earnings (loss) of unconsolidated entitles	$96	(242)

(1)	Amount differs from net loss multiplied by the Company’s ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. Debt

A detail of our mortgage loans, construction loans and line of credit is presented below (amounts in thousands):

	March 31, 2012	December 31, 2011
Fixed-rate mortgage loans	$109,148	109,276
Variable-rate Mortgage loans	28,726	28,726
Construction loans	—	48,912
Line of credit and other debt	96,552	82,052

	$234,426	268,966

During the three months ended March 31, 2012 and 2011, the following transactions occurred (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$268,966	103,340
Additions:
Draws on line of credit	14,500	14,500
Deductions:
Payments on construction loans	(48,912)	—
Payments mortgage loans	(128)	—

Balance at end of period	$234,426	117,840

The estimated fair value of our mortgage and construction loans at March 31, 2012 and December 31, 2011 was approximately $146.1 million and approximately $185.2 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads (Level 2 fair value measurement).

Mortgage and construction loans are collateralized by properties and their related revenue streams. Mortgage and construction loans at March 31, 2012 and December 31, 2011 consisted of the following (dollar amounts in thousands):

	Face Amount	Principal Outstanding at 3/31/12	Principal Outstanding at 12/31/11	Stated Interest Rate	Interest Rate at 3/31/12	Interest Rate at 12/31/11	Maturity Date	Amortization
Construction loans
Construction (three properties)	$37,523	$—	33,536	LIBOR + 475 bps	NA (1)	5.03%	11/19/13	30 years
The Grove at Columbia	17,047	—	15,375	Greater of 4.50% or LIBOR + 300 bps	NA (1)	4.50%	03/04/14	30 years
The Grove at Auburn	16,294	—	—	LIBOR + 295 bps	3.19%	3.23%	07/22/14	30 years
The Grove at Orono	15,206	—	—	LIBOR + 275 bps	2.99%	3.03%	06/30/14	30 years
The Grove at Flagstaff	19,842	—	—	LIBOR + 250 bps	3.50%	2.78%	12/09/14	30 years
Mortgage loans
Mortgage (two properties)	29,790	29,654	29,738	6.13%	6.13%	6.13%	10/11/16	30 years
Mortgage (two properties)	28,726	28,726	28,726	LIBOR + 250 bps	2.74%	2.78%	12/29/12	Interest only
The Grove at Asheville	14,800	14,800	14,800	5.77%	5.77%	5.77%	04/11/17	30 years
The Grove at Milledgeville	16,250	16,176	16,221	6.12%	6.12%	6.12%	10/01/16	30 years
The Grove at Ellensburg	16,125	16,125	16,125	5.10%	5.10%	5.10%	09/01/18	30 years
The Grove at Nacogdoches	17,160	17,160	17,160	5.01%	5.01%	5.01%	09/01/18	30 years
The Grove at Greeley	15,233	15,233	15,233	4.29%	4.29%	4.29%	10/01/18	30 years

		$137,874	186,914

(1)	Interest rate at March 31, 2012 is not applicable as these loans were paid off during the first quarter of 2012.

Lines of Credit

The Company has a variable rate credit facility (the “revolving credit facility”) with Citibank, N.A. and certain other parties thereto. The revolving facility provides for borrowing capacity up to $200 million and includes an accordion feature that allows us to request an increase in the total commitments of an additional $125 million to a total commitment of $325 million. The revolving credit facility matures in August 2014 and provides the Company a one-year extension option. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. At March 31, 2012, the interest rate on the revolving credit facility was 2.51%. Under the revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our Funds From Operations (“FFO”) or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

As of March 31, 2012 and December 31, 2011, approximately $94.0 million and $79.5 million was outstanding under the revolving credit facility, respectively. At March 31, 2012, the Company had approximately $36.0 million of borrowing capacity under this facility. Borrowings under the revolving credit facility totaling $14.5 million during the three months ended March 31, 2012 were used to finance our required equity contribution for projects currently under construction or for projects expected to be built and open for future academic years. The amount available for us to borrow under this facility is subject to compliance with a number of customary financial covenants, as described further in our Annual Report on Form 10-K for the year ended December 31, 2011.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We and certain of our subsidiaries guarantee the obligations under the revolving credit facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests. At March 31, 2012, we were in compliance with the above financial covenants with respect to the revolving credit facility.

Construction Loans

During the period January 1, 2012 through February 13, 2012, the Company was a party to two construction loans aggregating approximately $48.9 million. The loans were utilized to partially finance the construction of four properties which were completed and opened for the 2011-2012 academic year. These construction loans were repaid in full on February 13, 2012 with proceeds from the 8.0% Series A Preferred Stock offering (note 5).

8. Incentive Plans

The Company has adopted the 2010 Equity Incentive Compensation Plan (the “Plan”). The Plan permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors of the Company. The aggregate number of awards available for issuance under the Plan is 2,500,000. As of March 31, 2012 and December 31, 2011, 1,191,184 shares and 1,934,204 shares, respectively, were available for issuance under the Plan.

Restricted Stock Awards

Awards to executive officers and employees of the Company vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors of the Company vest over a five year period and are subject to restriction based upon continued service on the Board of Directors of the Company.

At March 31, 2012, unearned compensation totaled approximately $4.6 million, and will be recorded over the applicable vesting period of three to five years. During the three months ended March 31, 2012 and 2011, stock compensation cost of approximately $0.3 million and $0.1 million, respectively, was recognized in the accompanying condensed consolidated financial statements related to the vesting of restricted stock.

Restricted OP Units

At March 31, 2012, unearned compensation totaled approximately $1.0 million, and will be recorded over the applicable vesting period of three years. During the three months ended March 31, 2012 and 2011, approximately $0.2 million and $0.2 million, respectively, of compensation cost was recognized in the accompanying condensed consolidated financial statements relating to the vesting of restricted OP units.

A summary of incentive plan activity as of and for the three months ended March 31, 2012 and 2011 is as follows (in thousands, except per share data):

	000,000	000,000	000,000	000,000
	Number of Restricted OP Units	Number of Restricted Common Shares	Total	Weighted Average Grant Date Fair Value
Nonvested balances at December 31, 2011	100	80	180	$12.32
Granted	—	371	371	10.82

Nonvested balances at March 31, 2012	100	451	551	$11.31

	Number of Restricted OP Units	Number of Restricted Common Shares	Total	Weighted Average Grant Date Fair Value
Nonvested balances at December 31, 2010	150	99	249	$12.50
Granted	—	1	1	12.50
Forfeited	—	(1)	(1)	12.50

Nonvested balances at March 31, 2011	150	99	249	$12.50

9. Derivative Instruments and Hedging Activities

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

As of March 31, 2012 and December 31, 2011, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying condensed consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The following table sets forth a summary of the terms, estimated fair values and classification on the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 of the interest rate derivative contracts we were a party to at March 31, 2012 and December 31, 2011 (dollar amounts in thousands):

Interest Rate Derivative Instrument	Hedged Item	Notional Amount	Fixed Interest Rate	Maturity Date	Estimated Fair Value at March 31, 2012	Estimated Fair Value at December 31, 2011
Cap (1)	30-day LIBOR	$18,761	1.25%	April 2013	$—	4
Swap (1)	30-day LIBOR	$18,761	1.39%	April 2013	(206)	(231)
Cap (1)	30-day LIBOR	$56,000	2.50%	June 2012	—	—

					$(206)	(227)

(1)	Designated as a cash flow hedge.

The tables below set forth the effect of interest rate derivative instruments on other comprehensive income (loss) and on the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Amount of Income (Loss) Recognized on OCI Derivatives (Effective Portion)
	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedges	2012	2011
Caps	$(4)	(13)
Swap (receive float/pay fixed)	11	8

Total effect of derivative instruments on other comprehensive income	$7	(5)

	Three Months Ended March 31,
Amount of loss reclassified from accumulated other comprehensive loss to income	2012	2011
Swap	$14	—

	Location of Gain (Loss) Recognized on Statements	Three Months Ended March 31,
	of Operations	2012	2011
Interest rate swaps (receive float/pay fixed):
Monthly net settlements — cash settled	Change in fair value of interest rate derivatives	$(49)	—
Mark to market adjustments — non-cash	Change in fair value of interest rate derivatives	—	196

Total effect of derivative instruments on the combined statements of operations		$(49)	196

For the three months ended March 31, 2012 and 2011, approximately $21,000 and $(5,000), respectively, was recognized as other comprehensive income (loss) related to the effective portion of the change in fair value of interest rate derivatives designated as cash flow hedges.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following tables set forth our segment information as of and for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Student Housing Operations
Revenues from external customers	$18,621	13,590
Operating expenses	14,508	11,705

Operating income	4,113	1,885
Nonoperating expenses	(3,250)	(900)

Net income	863	985
Net income attributable to noncontrolling interests	(8)	(10)

Net income attributable to stockholders	$855	975

Depreciation and amortization	$5,789	5,097

Total segment assets at end of period	$533,862	372,130

Development, Construction and Management Services
Revenues from external customers	$14,256	10,284
Intersegment revenue	19,310	16,567

Total revenues	33,566	26,851
Operating expenses	31,984	25,340

Operating income	1,582	1,511
Nonoperating expenses	—	(12)

Net income	1,582	1,499
Net income attributable to noncontrolling interests	(15)	(15)

Net income attributable to stockholders	$1,567	1,484

Depreciation and amortization	$22	24

Total segment assets at end of period	$31,552	22,076

Reconciliations
Total segment revenues	$52,187	40,441
Elimination of intersegment revenues	(19,310)	(16,567)

Total consolidated revenues	$32,877	23,874

Segment operating income	$5,695	3,396
Interest expense	(3,573)	(1,375)
Change in fair value of interest rate derivatives	(49)	196
Net unallocated expenses and eliminations	(3,088)	(2,344)
Equity in earnings (loss) of unconsolidated entities	96	(242)
Other income	2	46
Income tax provision	(63)	(151)

Net loss	$(980)	(474)

Total segment assets	$565,414	394,206
Unallocated corporate assets and eliminations	1,258	993

Total assets	$566,672	395,199

11. Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At March 31, 2012, management does not anticipate any material deviations from schedule or budget related to development projects currently in progress.

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

Contingencies

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the financial position results of operations of the Company. We are not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us or our properties or subsidiaries, other than routine litigation arising in the ordinary course of business.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, references to the “Company,” “we,” “us” and “our” refer to Campus Crest Communities, Inc. and its consolidated subsidiaries and partnerships except where the context otherwise requires.

Forward-looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect us include but are not limited to:

•	the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, including those set forth under Risk Factors in Item 1A;

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or other factors;

•	the operating performance of our properties;

•	the success of our development and construction activities;

•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	changes in our business and growth strategies and in our ability to consummate additional joint venture transactions;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

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

•	the credit quality of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract, qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of a real estate investments trust (“REIT”); and

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The matters summarized in this report , including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could cause our actual results and performance to differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

Our Company

We are a self-managed, self-administered and vertically-integrated developer, builder, owner and manager of high-quality, purpose-built student housing. We were formed as a Maryland corporation on March 1, 2010 and Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”), of which we, through our wholly owned subsidiary, Campus Crest Communities GP, LLC, are the sole general partner, was formed as a Delaware limited partnership on March 4, 2010. As of March 31, 2012, we owned a 98.6% limited partnership interest in the Operating Partnership.

We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, purpose-built student housing properties in the United States based on beds owned and under management. As of March 31, 2012, we owned interests in 33 operating student housing properties containing approximately 6,324 apartment units and 17,064 beds. All of our properties are recently built, with an average age of approximately 3.2 years as of March 31, 2012. We wholly own 27 operating properties, containing approximately 5,156 apartment units and 13,844 beds, and own six operating properties, containing approximately 1,168 apartment units and 3,180 beds, through joint ventures with Harrison Street Real Estate (“HSRE”), in which we own interests ranging from 20.0% to 49.9%. Within the last 12 months, we completed construction of four wholly owned properties and two joint venture properties, all which commenced operations in August 2011. We expect to complete construction and commence operations at three wholly owned properties and three joint venture properties in August 2012. All of our communities contain modern apartment units with many resort-style amenities.

We derive substantially all of our revenue from student housing rental, student housing services, construction and development services and management services. For the three months ended March 31, 2012, the average occupancy for our 33 properties was approximately 90%. The average monthly total revenue (including rental and service revenue) per occupied bed (“RevPOB”) was approximately $495 and $482 for the three months ended March 31, 2012 and 2011, respectively. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We intend to pay regular quarterly distributions to our common stockholders in amounts that meet or exceed the requirements for our qualification as a REIT. Although we currently anticipate making distributions to our common stockholders in cash to the extent cash is available for such purpose, we may, in the sole discretion of our board of directors, make a distribution of capital or of assets or a taxable distribution of our stock (as part of a distribution in which stockholders may elect to receive stock or, subject to a limit measured as a percentage of the total distribution, cash). On April 11, 2012, we paid a dividend for the first quarter of 2012 of $0.16 per share of common stock to our stockholders of record as of March 28, 2012. Additionally, on April 16, 2012, we paid a dividend of $0.3722 per share of our 8.0% Series A Cumulative Redeemable Preferred Stock (the “8.0% Series A Preferred Stock”) for the period from issuance through April 15, 2012 to our stockholders of record as of March 28, 2012.

Our Business Segments

Management evaluates operating performance through the analysis of results of operations of two distinct business segments: (i) student housing operations, and (ii) development, construction and management services. Management evaluates each segment’s performance by net operating income, which we define as operating income before depreciation and amortization. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies note (note 2) to our unaudited condensed consolidated financial statements. Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was consolidated by the our predecessor and four additional properties that are owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that are owned by a real estate venture in which we have a noncontrolling interest. Concurrent with the our initial public offering and related formation transactions in October 2010, we purchased the remaining interest in one of the properties owned by this real estate venture. In August 2011, we opened four wholly owned properties for the 2011-2012 academic year and two properties for the 2011-2012 academic year that are owned by a real estate venture in which we have a noncontrolling interest. In December 2011, we purchased the remaining interests in two properties owned by one of the aforementioned joint ventures.

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

Our Relationship With HSRE

We are party to four joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of March 31, 2012, we have developed 11 properties in partnership with HSRE with total aggregate cost of approximately $184.9 million. In general, the Company is responsible for the day-to-day management of the business and affairs of the joint ventures, provided that major decisions (including budgeting) must be approved by the Company and HSRE. In addition to distributions to which the Company is entitled as an investor in the joint ventures, the Company receives, or has in the past received, fees for providing services to the properties held by the joint ventures pursuant to development and construction agreements and property management agreements. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by the joint ventures exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project.

HSRE I. HSRE-Campus Crest I, LLC (“HSRE I”) indirectly owned 100% interests in the following four properties at March 31, 2012: The Grove at Conway, The Grove at Lawrence, The Grove at Moscow and The Grove at San Angelo. At March 31, 2012, the Company owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%.

HSRE IV. HSRE-Campus Crest IV, LLC (“HSRE IV”) indirectly owned 100% interests in the following two properties at March 31, 2012: The Grove at Denton and The Grove at Valdosta. At March 31, 2012, the Company owned a 20% interest in this venture and affiliates of HSRE owned the balance.

HSRE V. In October 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest V, LLC (“HSRE V”), to develop and operate additional purpose-built student housing properties. HSRE V is currently building two new student housing properties with completion targeted for the 2012-2013 academic year and is currently repositioning and expanding a third property. The properties, located in Fayetteville, Arkansas, Laramie, Wyoming and Stillwater, Oklahoma, contain an aggregate of approximately 1,856 beds and have an estimated cost of approximately $72.1 million. We own a 10% interest in this venture and affiliates of HSRE own the balance.

HSRE VI. On March 31, 2012, we entered into a joint venture agreement with HSRE, HSRE-Campus Crest VI, LLC (“HSRE VI”), that will develop and operate additional purpose-built student housing properties. We own a 20% interest in this venture and affiliates of HSRE own the balance.

Each of the aforementioned joint ventures will dissolve upon the disposition of substantially all of its assets or the occurrence of certain events specified in the respective agreement between us and HSRE. In January 2011, we granted HSRE the right of first opportunity to participate in all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested an aggregate $50 million with us, or caused our joint ventures to decline three development opportunities in any calendar year. The terms of our joint ventures with HSRE do not prohibit us from developing wholly owned student housing properties for our own account.

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

Development, Construction and Management Services

The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. In particular, HSRE V and

HSRE VI, in which we have a 10% interest and 20% interest, respectively, are anticipated to build additional student housing properties, with completion targeted for the 2012-2013 and 2013-2014 academic years, respectively. We expect to receive fees for providing development and construction services to HSRE V and HSRE VI. Additionally, we expect to receive management fees for managing properties owned by these ventures once they are placed in service. No assurance can be given that HSRE V and HSRE VI will be successful in developing student housing properties as currently contemplated.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

As of March 31, 2012, our property portfolio consisted of 27 consolidated operating properties, containing approximately 5,156 apartment units and 13,884 beds, and six operating properties held in unconsolidated joint ventures, containing approximately 1,168 apartment units and 3,180 beds. By comparison, as of March 31, 2011, our property portfolio consisted of 21 consolidated properties, containing approximately 3,920 apartment units and 10,528 beds, and six operating properties held in an unconsolidated joint venture, containing approximately 1,128 apartment units and 3,052 beds.

The following table presents our results of operations for the three months ended March 31, 2012 and 2011, including the amount and percentage change in these results between the periods:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Change ($)	Change (%)
	(unaudited and in thousands)
Revenues:
Student housing rental	$17,858	13,152	4,706	35.8%
Student housing services	763	438	325	74.2%
Development, construction and management services	14,256	10,284	3,972	38.6%

Total revenues	32,877	23,874	9,003	37.7%
Operating expenses:
Student housing operations	8,578	6,440	2,138	33.2%
Development, construction and management services	13,458	9,225	4,233	45.9%
General and administrative	2,326	1,948	378	19.4%
Ground leases	52	52	—	0.0%
Depreciation and amortization	5,856	5,157	699	13.6%

Total operating expenses	30,270	22,822	7,448	32.6%
Equity in earnings (loss) of unconsolidated entities	96	(242)	338	(139.7)%

Operating income	2,703	810	1,893	233.7%
Nonoperating income (expense):
Interest expense	(3,573)	(1,375)	(2,198)	159.9%
Change in fair value of interest rate derivatives	(49)	196	(245)	(125.0)%
Other income	2	46	(44)	(95.7)%

Total nonoperating expenses	(3,620)	(1,133)	(2,487)	219.5%

Net loss before income taxes	(917)	(323)	(594)	183.9%
Income tax expense	(63)	(151)	88	(58.3)%

Net loss	(980)	(474)	(506)	106.8%
Net loss attributable to noncontrolling interests	9	2	7	350.0%

Net loss attributable to stockholders	(971)	(472)	(499)	105.7%
Preferred stock dividends	(664)	—	(664)	NA

Net loss attributable to common stockholders	$(1,635)	(472)	(1,163)	246.4%

Student Housing Operations

Revenues (which include student housing rental and student housing service revenues) in the student housing operations segment increased by approximately $5.0 million, while operating expenses increased by approximately $2.1 million, for the three months ended March 31, 2012 as compared to 2011. The increase in revenues was primarily due to the inclusion of operating results of four wholly owned properties which opened in August 2011. Additionally, revenues increased due to the inclusion of operating results from The Grove at Huntsville and The Grove at Statesboro, as a result of the Company acquiring from HSRE the remaining interests in these properties in December 2011. Operating expenses increased due to the inclusion of operating results of four wholly owned properties which opened in August 2011 and the consolidation of the operating results of The Grove at Huntsville and The Grove at Statesboro in the three month period ended March 31, 2012, offset by higher operating margins resulting from decreases in repairs and maintenance expense.

New Property Operations. In August 2011, we opened four new properties, The Grove at Ames, The Grove at Clarksville, The Grove at Columbia and The Grove at Fort Wayne. Additionally, in December 2011, we acquired from HSRE the remaining interests in The Grove at Huntsville and The Grove at Statesboro. Prior to the acquisition of these interests, we accounted for our ownership interest in these properties under the equity method. Subsequent to our acquisition of these interests, we consolidated the results of operations of The Grove at Huntsville and The Grove at Statesboro. These acquisitions and new openings contributed in the aggregate approximately $4.4 million of revenues and approximately $2.1 million of operating expenses for the three months ended March 31, 2012. For the three months ended March 31, 2011, our share of the contribution from The Grove at Huntsville and The Grove at Statesboro was included as equity in earnings (loss) from unconsolidated entities. In August 2011, we also opened two new properties owned by an unconsolidated joint venture. These properties are discussed below under the heading “Equity in Earnings (Loss) of Unconsolidated Entities”.

“Same-Store” Property Operations. We had 21 properties that were operating for both the three months ended March 31, 2012 and 2011. These properties contributed approximately $14.2 million of revenues and approximately $6.5 million of operating expenses for the three months ended March 31, 2012 as compared to approximately $13.6 million of revenues and approximately $6.4 million of operating expenses for the three months ended March 31, 2011. Average occupancy at our “same-store” properties increased to approximately 91.2% for the three months ended March 31, 2012 as compared to approximately 89.1% for the three months ended March 31, 2011 and RevPOB increased to approximately $491 for the three months ended March 31, 2012 as compared to approximately $482 for the three months ended March 31, 2011.

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment increased by approximately $4.0 million and approximately $4.2 million, respectively, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The increase in development, construction and management services revenues and operating expenses was due to an increase in the number of joint venture properties from six operating properties and two development/construction properties during the three months ended March 31, 2011 to seven operating properties and three development/construction properties during the three months ended March 31, 2012.

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

General and Administrative

General and administrative expenses increased from approximately $1.9 million for the three months ended March 31, 2011 to approximately $2.3 million for the three months ended March 31, 2012. This increase was primarily due to the growth of our business including increased properties under management.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $5.2 million for the three months ended March 31, 2011 to approximately $5.9 million for the three months ended March 31, 2012. This increase was primarily due to the opening of four new properties in August 2011 and the consolidation of the operating results of The Grove at Huntsville and The Grove at Statesboro during the three month period ended March 31, 2012.

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities, which represents our share of the net earnings (loss) from unconsolidated entities in which we have a noncontrolling interest, increased from a loss of $0.2 million for the three months ended March 31, 2011 to earnings of $0.1 million for the three months ended March 31, 2012. The Company held a $13.2 million Class B interest in four joint venture properties at March 31, 2012 as compared to a $4.8 million Class B interest in two joint venture properties at March 31, 2011 (collectively referred to as the “Class B Interests”). The Class B Interests entitle the Company to a 9.0% return on its investment but otherwise do not change the Company’s effective ownership interest in these properties. Income generated from the Company’s Class B Interests increased approximately $0.2 million to approximately $0.3 million for the three months ended March 31, 2012.

Nonoperating Income (Expenses)

Interest Expense. Interest expense increased from approximately $1.4 million for the three months ended March 31, 2011 to approximately $3.6 million for the three months ended March 31, 2012. This increase was primarily due to a non-cash charge of approximately $1.0 million related to the write-off of unamortized deferred financing fees associated with construction debt paid-off in connection with the February 2012 preferred equity offering. Also contributing to the increase was higher outstanding indebtedness during the three months ended March 31, 2012 as compared to March 31, 2011 due to the growth of our portfolio. These increases were partially offset by our outstanding indebtedness having a lower effective borrowing rate for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Income Tax Expense

Provision for income taxes decreased from approximately $0.2 million for the three months ended March 31, 2011 to approximately $0.1 million for the three months ended March 31, 2012. This decrease relates primarily to a reduction of taxable income generated within our TRS entities during for the three months ended March 31, 2012 as compared to March 31, 2011.

Preferred Stock Dividends

Preferred stock dividends for the three months ended March 31, 2012 relates to the February 2012 underwritten public offering of 2,300,000 shares of the 8.0% Series A Preferred Stock. The Company has accrued dividends of approximately $0.7 million for the period from issuance through March 31, 2012.

Cash Flows

Comparison of Three Months Ended March 31, 2012 and 2011

Operating Activities

Net cash provided by operating activities was approximately $6.3 million for the three months ended March 31, 2012 as compared to approximately $1.6 million for the three months ended March 31, 2011, an increase of approximately $4.7 million. Working capital accounts used approximately $0.6 million for the three months ended March 31, 2012 as compared to approximately $3.9 million used by working capital accounts for the three months ended March 31, 2011, representing an increase in cash provided of approximately $3.3 million. Additionally, increased operating income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 further contributed to the increase in cash provided by operating activities.

Investing Activities

Net cash used in investing activities totaled approximately $25.6 million for the three months ended March 31, 2012 as compared to approximately $7.4 million for the three months ended March 31, 2011, an increase of approximately $18.2 million. This increase is comprised of approximately $13.0 million of increased development and construction activity related to consolidated and unconsolidated properties in the three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011. Additionally, cash received from unconsolidated entities decreased approximately $5.1 million as the three months ended March 31, 2011 included cash received from HSRE related to the contribution of ownership interests in The Grove at Denton and The Grove at Valdosta into HSRE IV.

Financing Activities

Net cash provided by financing activities totaled approximately $15.7 million for the three months ended March 31, 2012 as compared to approximately $10.1 million for the three months ended March 31, 2011, an increase of approximately $5.6 million. This increase primarily relates to net proceeds from the 8.0% Series A Preferred Stock offering, after payoff of construction debt. This increase was partially offset by an increase in distributions to common stockholders and noncontrolling interests, as the three months ended March 31, 2012 included distributions for an entire quarter, whereas the three months ended March 31, 2011 included payment of distributions for the period from October 19, 2010 (date of the Company’s initial public offering) through December 31, 2010.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity markets, when available, mortgage and construction loan financing and immediate access to the revolving credit facility (discussed below).

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

Principal Capital Resources

The Company has a variable rate credit facility (the “revolving credit facility”) with Citibank, N.A. and certain other parties thereto. The revolving facility provides for borrowing capacity up to $200 million and includes an accordion feature that allows us to request an increase in the total commitments of an additional $125 million to a total commitment of $325 million. The revolving credit facility matures in August 2014 and provides the Company a one-year extension option. Amounts outstanding under the revolving credit facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. At March 31, 2012, the interest rate on the revolving credit facility was 2.51%. Under the revolving credit facility, our distributions may not exceed the greater of (i) 95.0% of our Funds From Operations (“FFO”) or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

As of March 31, 2012 and December 31, 2011, approximately $94.0 million and $79.5 million was outstanding under the revolving credit facility, respectively. At March 31, 2012, the Company had approximately $36.0 million of borrowing capacity under this facility. Borrowings under the revolving credit facility totaling $14.5 million during the three months ended March 31, 2012 were used to finance our required equity contribution for projects currently under construction or for projects expected to be built and open for future academic years. The amount available for us to borrow under this credit facility is subject to compliance with a number of customary financial covenants, as described further in our Annual Report on Form 10-K for the year ended December 31, 2011.

We and certain of our subsidiaries guarantee the obligations under the revolving credit facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests. At March 31, 2012, we were in compliance with the above financial covenants with respect to the revolving credit facility.

On November 23, 2011, we filed a shelf registration statement which was declared effective by the Securities and Exchange Commission (“SEC”) on December 8, 2011 and provides for the ability to issue up to $750 million of debt and equity securities.

On February 9, 2012, we closed an underwritten public offering of 2,300,000 shares of its 8.0% Series A Cumulative Redeemable Preferred Stock, including 300,000 shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. See “Short-Term Liquidity Needs.”

Short-Term Liquidity Needs

The nature of our business, coupled with the requirement imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in order for us to qualify as a REIT, will cause us to have substantial liquidity needs. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our properties, recurring capital expenditures, development and construction costs, interest expense, scheduled debt service payments and expected distribution payments (including distributions to persons who hold OP units). We expect to meet our short-term liquidity needs through cash flow from operations and, to the extent necessary, borrowings under the revolving credit facility.

On February 9, 2012, we closed an underwritten public offering of 2,300,000 shares of our 8.0% Series A Preferred Stock including 300,000 shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. The shares of 8.0% Series A Preferred Stock were issued at a public offering price of $25.00 per share, for net proceeds of approximately $55.0 million, after deducting the underwriting discount and other estimated offering costs. We used the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans which had been used as partial funding for the four properties that were delivered for the 2011-2012 academic year. The remaining proceeds were used for general corporate purposes, including funding properties currently under development.

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

We are currently building six new student housing properties, three of which are wholly owned by us and three of which are owned by a joint venture with HSRE in which we own a 10% interest. For each of these projects, we have commenced construction subsequent to significant pre-development activities. We estimate that the cost to complete the three wholly owned properties will be approximately $84.7 million. Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint venture with HSRE, and we estimate that the cost to complete the three joint venture properties will be approximately $72.1 million and our net pro rata share of equity will be approximately $2.8 million. No assurance can be given that we will complete construction of these six properties in accordance with our current expectations (including the estimated cost thereof). During 2011, we closed on all financing necessary for our six 2012-2013 development projects, including $31.5 million of construction financings for our wholly-owned projects in Auburn, Alabama and Orono, Maine, $19.8 million for the remaining wholly-owned development in Flagstaff, Arizona, as well as $52.6 million of construction loans for our three joint venture projects with HSRE. We intend to finance our share of the remaining construction costs through the revolving credit facility.

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

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for long-term development activities, non-recurring capital expenditures, potential acquisitions of properties and payments of debt at maturity. Long-term liquidity needs may also include the payment of unexpected contingencies, such as remediation of unknown environmental conditions at our properties or at additional properties that we develop or acquire, or renovations necessary to comply with the Americans with Disabilities Act of 1990, as amended, or other regulatory requirements. We do not expect that we will have sufficient funds on hand to cover all of our long-term liquidity needs. We will therefore seek to satisfy these needs through cash flow from operations, additional long-term secured and unsecured debt, including borrowings under the revolving credit facility, the issuance of debt securities, the issuance of equity securities and equity-related securities (including OP units), property dispositions and joint venture transactions. We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but we cannot make any assurance that this will be the case, especially in difficult market conditions.

Commitments

The following table summarizes our contractual commitments as of March 31, 2012 (including future interest payments) (in thousands):

Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt obligations	$234,426	29,300	96,763	46,783	61,580
Interest payments on outstanding debt obligations	40,374	7,840	16,066	11,423	5,045
Operating lease obligations	26,848	443	1,226	1,251	23,928
Purchase obligations (1)	25,791	25,791	—	—	—
Other long-term liabilities	206	—	206	—	—

Total (2)	$327,645	63,374	114,261	59,457	90,553

(1)	Obligations relate to subcontracts executed by Campus Crest Construction to complete projects under construction at March 31, 2012.
(2)	Excludes joint venture debt of approximately $48.3 million that matures between November 2012 and December 2012, of which the Company is 49.9% owner, approximately $29.6 million that matures between October 2013 and December 2013, of which the Company is 20.0% owner, and approximately $7.1 million that matures between December 2014 and January 2015, of which the Company is a 10.0% owner. The Company is the guarantor of these loans.

Off-Balance Sheet Arrangements

HSRE Joint Venture

We have investments in real estate ventures with HSRE, which are not consolidated by the Company. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States. The Company and the joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operations. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

On March 31, 2012, we formed HSRE VI with HSRE to develop and operate additional purpose-built student housing properties. See “Our Relationship With HSRE” for additional information about each joint venture with HSRE.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the condensed consolidated financial statements included elsewhere in this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with U.S. GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with U.S. GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO to our net income (loss) for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net loss attributable to common stockholders	$(1,635)	(472)
Net loss attributable to noncontrolling interests	(9)	(2)
Real estate related depreciation and amortization	5,789	5,097
Real estate related depreciation and amortization — unconsolidated joint ventures	493	522

Funds from operations (“FFO”) available to common shares and OP units	$4,638	5,145

In addition to FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of interest rate derivatives and other non-cash charges. Excluding the change in fair value of interest rate derivatives and other non-cash charges, adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt service obligations or other commitments and contingencies. This measure is referred to herein as FFOA.

The following table presents a reconciliation of our FFOA to our FFO for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
FFO available to common shares and OP units	$4,638	5,145
Elimination of change in fair value of interest rate derivatives (1)	—	(196)
Elimination of non-cash charge from the write-off of unamortized deferred financing costs (2)	960	—

Funds from operations adjusted (“FFOA”) available to common shares and OP units	$5,598	4,949

(1)	Includes only the non-cash portion of the change in the fair value of unhedged derivatives.
(2)	Includes approximately $960,000 non-cash charge in 2012 related to the write-off of unamortized deferred financing costs associated with construction debt paid-off in connection with the February 2012 8.0% Series A Preferred Stock offering.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of March 31, 2012, approximately $122.7 million of our aggregate indebtedness (approximately 52.4% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $1.2 million annually. This assumes that the amount outstanding under our variable rate debt remains at $122.7 million, the balance as of March 31, 2012.

We may in the future use derivative financial instruments to manage, or hedge, interest rate risk related to variable rate borrowings outstanding under the revolving credit facility. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the section entitled “Risk Factors” beginning on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement of Campus Crest Communities, Inc. (1)

3.2	Articles Supplementary designating Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (2)

4.1	Form of Certificate for 8.00% Series A Cumulative Redeemable Preferred Stock of Campus Crest Communities, Inc. (3)

10.1	Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (2)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.
(1)

Previously filed as an exhibit to the registrant’s Registration Statement on Form S-11 (No. 333-166834) initially filed with the Securities and Exchange Commission on May 14, 2010 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2012

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement of Campus Crest Communities, Inc. (1)

3.2	Articles Supplementary designating Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (2)

4.1	Form of Certificate for 8.00% Series A Cumulative Redeemable Preferred Stock of Campus Crest Communities, Inc. (3)

10.1	Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (2)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.
(1)

Previously filed as an exhibit to the registrant’s Registration Statement on Form S-11 (No. 333-166834) initially filed with the Securities and Exchange Commission on May 14, 2010 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2012 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2012 and incorporated herein by reference.