Form 10-Q
period 2012-06-30
Campus Crest Communities, Inc.
filed 2012-08-07
CIK 1490983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-34872

CAMPUS CREST COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-2481988
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 Rexford Road, Suite 414, Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)

(704) 496-2500

(Registrant's telephone number, including area code)

N/A

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2012
Common Stock, $0.01 par value per share	38,559,945 shares

CAMPUS CREST COMMUNITIES INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011

Assets
Investment in real estate, net:
Student housing properties	$515,362	$512,227
Accumulated depreciation	(86,485)	(76,164)
Development in process	98,478	45,278
Investment in real estate, net	527,355	481,341
Investment in unconsolidated entities	23,093	21,052
Cash and cash equivalents	22,201	10,735
Restricted cash	3,644	2,495
Student receivables, net of allowance for doubtful accounts of $1,187 and $246, respectively	998	1,259
Cost and earnings in excess of construction billings	16,274	10,556
Other assets, net	10,642	12,819
Total assets	$604,207	$540,257

Liabilities and Equity
Liabilities:
Mortgage and construction notes payable	$198,876	$186,914
Line of credit and other debt	82,975	82,052
Accounts payable and accrued expenses	38,579	30,650
Construction billings in excess of cost and earnings	179	165
Other liabilities	8,765	9,341
Total liabilities	329,374	309,122
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized:
8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 2,300 and 0 shares issued and outstanding in 2012 and 2011, respectively	23	-
Common stock, $0.01 par value, 90,000 shares authorized, 31,085 and 30,710 shares issued and outstanding in 2012 and 2011, respectively	311	307
Additional common and preferred paid-in capital	304,257	248,599
Accumulated deficit and distributions	(33,666)	(21,410)
Accumulated other comprehensive loss	(267)	(387)
Total stockholders' equity	270,658	227,109
Noncontrolling interests	4,175	4,026
Total equity	274,833	231,135
Total liabilities and equity	$604,207	$540,257

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues:
Student housing rental	$17,854	$13,019	$35,712	$26,171
Student housing services	732	538	1,495	976
Development, construction and management services	16,803	11,333	31,059	21,617
Total revenues	35,389	24,890	68,266	48,764
Operating expenses:
Student housing operations	8,930	6,325	17,508	12,765
Development, construction and management services	15,427	10,611	28,885	19,836
General and administrative	2,219	1,722	4,545	3,670
Ground leases	56	52	108	104
Depreciation and amortization	5,874	5,209	11,730	10,366
Total operating expenses	32,506	23,919	62,776	46,741
Equity in earnings (loss) of unconsolidated entities	102	(284)	198	(526)
Operating income (loss)	2,985	687	5,688	1,497

Nonoperating income (expense):
Interest expense	(2,201)	(1,360)	(5,774)	(2,735)
Change in fair value of interest rate derivatives	(55)	141	(104)	337
Other income (expense)	(76)	(2)	(74)	44
Total nonoperating income (expense)	(2,332)	(1,221)	(5,952)	(2,354)
Net income (loss) before income tax expense	653	(534)	(264)	(857)
Income tax expense	(193)	(107)	(256)	(258)
Net income (loss)	460	(641)	(520)	(1,115)
Net (income) loss attributable to noncontrolling interests	14	3	23	5
Dividends on preferred stock	(1,150)	-	(1,814)	-
Net income (loss) attributable to common stockholders	$(676)	$(638)	$(2,311)	$(1,110)

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.04)

Weighted-average common shares outstanding, basic and diluted	31,084	30,721	31,004	30,712

Distributions per common share	$0.16	$0.16	$0.32	$0.32

Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$460	$(641)	$(520)	$(1,115)
Change in fair value of interest rate derivatives	100	(215)	121	(220)
Comprehensive income (loss)	560	(856)	(399)	(1,335)
Comprehensive (income) loss attributable to noncontrolling interests	13	3	22	5
Dividends on preferred stock	(1,150)	-	(1,814)	-
Comprehensive income (loss) attributable to common stockholders	$(577)	$(853)	$(2,191)	$(1,330)

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Campus Crest Communities, Inc. Stockholders
	Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Common and Preferred Paid-in Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$-	$307	$248,599	$(21,410)	$(387)	$4,026	$231,135
Issuance of preferred stock	23	-	54,870	-	-	-	54,893
Issuance of restricted stock	-	4	(4)	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	792	-	-	312	1,104
Dividends on preferred stock	-	-	-	(1,814)	-	-	(1,814)
Dividends on common stock	-	-	-	(9,945)	-	-	(9,945)
Dividends to noncontrolling interests	-	-	-	-	-	(141)	(141)
Net income (loss)	-	-	-	(497)	-	(23)	(520)
Other comprehensive income (loss)	-	-	-	-	120	1	121
Balance at June 30, 2012	$23	$311	$304,257	$(33,666)	$(267)	$4,175	$274,833

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Operating activities:
Net income (loss)	$(520)	$(1,115)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,730	10,366
Amortization of deferred financing costs	1,869	558
Provision for bad debts	934	555
Change in non-cash portion of fair value of unhedged derivatives	-	(337)
Equity in (earnings) loss of unconsolidated entities	114	635
Distribution of accumulated earnings from unconsolidated entities	237	-
Compensation expense related to share based payments	430	125
Changes in operating assets and liabilities:
Restricted cash	(1,149)	1,479
Student receivables	(673)	(264)
Construction billings	(5,612)	(4,737)
Accounts payable and accrued expenses	4,722	4,220
Other	(493)	(86)
Net cash provided by (used in) operating activities	11,589	11,399
Investing activities:
Investments in development in process	(53,771)	(40,259)
Investments in student housing properties	(3,110)	(756)
Investments in unconsolidated entities	(1,971)	(3,115)
Distributions from unconsolidated entities	2,604	5,082
Purchase of corporate furniture, fixtures and equipment	(450)	(28)
Net cash provided by (used in) investing activities	(56,698)	(39,076)
Financing activities:
Proceeds from mortgage notes payable	61,153	11,724
Repayments of mortgage notes payable	(49,191)	-
Proceeds from line of credit and other debt	31,000	32,000
Repayments of line of credit and other debt	(30,077)	-
Debt issuance costs	(529)	(553)
Proceeds from sale of preferred stock	57,500	-
Payment of offering costs	(2,399)	(134)
Dividends on common stock	(9,885)	(8,808)
Dividends on preferred stock	(856)	-
Dividends to noncontrolling interests	(141)	(125)
Net cash provided by (used in) financing activities	56,575	34,104

Net change in cash and cash equivalents	11,466	6,427
Cash and cash equivalents at beginning of period	10,735	2,327
Cash and cash equivalents at end of period	$22,201	$8,754

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,293	$2,928
Cash paid for income taxes	558	4
Non-cash investing and financing activity:
Change in payables related to dividends to stockholders	$1,018	$1,012
Change in payables related to dividends to noncontrolling interests	-	15
Change in payables related to capital expenditures	2,190	16,387
Contribution of development in process to unconsolidated entity	2,893	7,666

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Campus Crest Communities, Inc., together with its subsidiaries, is a self-managed, self-administered and vertically-integrated real estate investment trust (“REIT”) focused on developing, building, owning and managing high-quality, resident like focused student housing properties in the United States. We operate our business through Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”) and our subsidiaries. All references to “we,” “us,” our,” the “Company” and “Campus Crest” refer to Campus Crest Communities, Inc. and our consolidated subsidiaries, including the Operating Partnership.

We have made an election to qualify, and we believe we are operating so as to qualify, as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed taxable income. For all periods subsequent to the REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income.

We have made the election to treat Campus Crest TRS Holdings, Inc. (“TRS Holdings”), our wholly-owned subsidiary which holds our development, construction and management companies which provide services to entities in which we do not own 100% of the equity interests, as a taxable REIT subsidiary (“TRS”). As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes.

At June 30, 2012, we had an ownership interest in 33 operating properties comprising approximately 17,064 beds. Our portfolio consists of the following:

	Properties in Operation	Properties under Construction
Consolidated entities	27	5	(1)
Unconsolidated entities	6	4	(2)
Total	33	9

(1)	Includes three student housing properties with completion targeted for the 2012-2013 academic year and two student housing properties with completion targeted for the 2013-2014 academic year, The Grove at Fort Collins, located in Colorado, and The Grove at Muncie, located in Indiana. Additionally, we are undergoing an expansion of an existing property, The Grove at Nacogdoches, by 64 units inclusive of 160 beds to be delivered for the 2012-2013 academic year.

(2)	Includes The Grove at Norman, a new student housing property located in Oklahoma with completion targeted for the 2013-2014 academic year (see Note 4).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as well as instructions to Form 10-Q, and represent our financial position, results of operations and cash flows. Third party equity interests in the Operating Partnership are reflected as noncontrolling interests in our condensed consolidated financial statements. We also have interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the our audited consolidated financial statements and accompanying notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. The results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or the full year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate, allocation of purchase price to newly acquired student housing properties, fair value of financial assets and liabilities, including derivatives and allowance for doubtful accounts. Actual results could differ from those estimates.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Investment in Real Estate

Investment in real estate is recorded at historical cost. Major improvements that extend the life of an asset are capitalized and depreciated over a period equal to the shorter of the life of the improvement or the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred.

Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	40 years
Improvements	20 years
Furniture, fixtures, and equipment	3-10 years

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, including interest, property taxes, the amortization of deferred financing costs recognized while the project is under construction as well as certain internal costs related to the development and construction of our student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.8 million and $1.4 million was capitalized during the three and six months ended June 30, 2012, respectively, and approximately $0.4 million and $0.8 million was capitalized during the three and six months ended June 30, 2011, respectively.

Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the accompanying condensed consolidated statement of operations. As of June 30, 2012 and December 31, 2011, we have deferred approximately $8.6 million and $2.7 million, respectively, in pre-development costs related to development projects that have not yet been acquired or for which construction has not commenced. Such costs are included in development in process on the accompanying condensed consolidated balance sheets.

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

Property Acquisitions

We allocate the purchase price of acquired properties to net tangible and identified intangible assets and liabilities based on the relative fair values of those assets and liabilities. Fair value estimates are based on information obtained from independent appraisals, market data, information obtained during due diligence and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include estimates of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships considering the terms of the leases and the expected levels of renewals.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Deferred Financing Costs

We defer costs incurred in obtaining financing and amortize the costs over the terms of the related loans. Upon repayment of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of accumulated amortization, are included in other assets on the accompanying condensed consolidated balance sheets.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in our consolidated subsidiaries which is not attributable to the stockholders. Accordingly, noncontrolling interests are reported as a component of equity, separate from stockholders’ equity, in the accompanying condensed consolidated balance sheets. On the condensed consolidated statements of operations and comprehensive income (loss), operating results are reported at their consolidated amounts, including both the amount attributable to us and to noncontrolling interests.

Real Estate Ventures

We hold interests in our properties, both under development and in operation, through interests in both consolidated and unconsolidated real estate ventures. We assess our investments in real estate ventures in accordance with applicable guidance under U.S. GAAP to determine if a venture is a Variable Interest Entity (“VIE”). We consolidate entities that are defined as VIEs and for which we are determined to be the primary beneficiary. In instances where we are not the primary beneficiary, we do not consolidate the entity for financial reporting purposes. Entities that are not defined as VIEs are consolidated where we are the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control.

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

Under the equity method, investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

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

Development and construction service revenue is recognized for contracts with entities we do not consolidate. For projects where the revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of the Company’s interest in the unconsolidated entity. Any incentive fees, net of the impact of our ownership interest if the entity is unconsolidated, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. When total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as additional investment in the unconsolidated entity. Entitlement fees, where applicable, are recognized when earned based on the terms of the related contracts.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Management fees, net of elimination to the extent of our ownership in an unconsolidated entity, are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria are met.

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

Derivative Instruments and Hedging Activities

We enter into interest rate cap and interest rate swap agreements to manage floating interest rate exposure with respect to amounts borrowed, or forecasted to be borrowed, under credit facilities. These contracts effectively exchange existing or forecasted obligations to pay interest based on floating rates for obligations to pay interest based on fixed rates.

All derivative instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged and how effective the derivative is at offsetting movements in underlying exposure. We discontinue hedge accounting when: (i) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current-period earnings as a component of the change in fair value of interest rate derivatives line item on the accompanying condensed consolidated statements of operations and comprehensive income (loss). Also included within this line item are any required monthly settlements on the swaps as well as any cash settlements paid.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans and lines of credit. The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of the revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of mortgages and construction loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction loans. The fair values of mortgage and construction loans are disclosed in Note 5.

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

Level 1 —	Observable inputs, such as quoted prices in active markets at the measurement date, for identical, unrestricted assets or liabilities.

Level 2 —	Other inputs that are observable directly or indirectly, such as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 —	Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the asset or liability.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

Income Taxes

We have made an election to qualify, and believe we are operating so as to qualify, as a REIT under Sections 856 through 859 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute currently to our stockholders. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our stock. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

As a REIT, we generally will not be subject to U.S. federal and state income tax on taxable income that we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and generally will be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could materially and adversely affect us, including our ability to make distributions to our stockholders in the future.

We have made the election to treat TRS Holdings, our subsidiary which holds our development, construction and management companies which provide services to entities in which we do not own 100% of the equity interests, as a TRS. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes. Our TRS accounts for its income taxes in accordance with GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not (a likelihood of more than 50 percent) to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when we subsequently determined that a tax position no longer met the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains (losses) on derivative instruments. Comprehensive income (loss) is presented in the accompanying condensed consolidated statements of operations and comprehensive income (loss), and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.

Stock-Based Compensation

We grant restricted stock and restricted common units of limited partnership interests in the Operating Partnership (“OP Units”) that vest in equal annual installments over either a three or five year period. A restricted stock or OP Unit award is an award of our common stock or OP Units that are subject to restrictions on transferability and other restrictions determined by our compensation committee at the date of grant. A grant date is established for a restricted stock award or restricted OP Unit award upon approval from our compensation committee and board of directors. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock or OP Units has all the rights of a stockholder or OP Unit holder as to these shares or units, including the right to vote and the right to receive dividends or distributions on the shares or units. The fair value of the award is determined based on the market value of our common stock on the grant date and is recognized on a straight-line basis over the applicable vesting period for the entire award with cost recognized at the end of any period being at least equal to the shares that were then vested.

Recent Accounting Pronouncements

In January 2012, we adopted the Financial Accounting Standards Board (“FASB”) guidance on disclosure requirements for fair value measurements. The guidance requires additional disclosures related to transfers of financial instruments within the fair value hierarchy and quantitative and qualitative disclosures related to significant unobservable inputs. As the guidance is limited to enhanced disclosures, adoption did not have a material impact on our condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In January 2012, we adopted the FASB guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Entities are now required to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements. The standard did not change the recognition or measurement of net income or comprehensive income, and we elected to present the components of net income and other comprehensive income as a single continuous statement. In December 2011, the FASB issued an accounting standards update to defer those changes that relate only to the presentation of reclassification adjustments in the statement of operations.

3. Student Housing Properties

The following is a summary of the gross carrying value of our student housing properties for the periods presented (in thousands):

	June 30, 2012	December 31, 2011
Land	$37,646	$37,646
Buildings and improvements	423,831	423,237
Furniture, fixtures and equipment	53,885	51,344
Student housing properties	$515,362	$512,227

4. Investment in Unconsolidated Entities

We have investments in real estate ventures with Harrison Street Real Estate (“HSRE”) which we do not consolidate. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States. Both we and our joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operation. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

We act as the operating member and day-to-day manager for these joint ventures and as such are entitled to receive fees for providing development and construction services (as applicable) and management services. We recognized revenues of approximately $16.8 million and $31.1 million for the three and six months ended June 30, 2012, respectively, and revenues of approximately $11.3 million and $21.6 million for the three and six months ended June 30, 2011, respectively. Such fees are reflected in development, construction and management services in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

We are a guarantor of the construction notes payable for these joint ventures. A summary of our unconsolidated investments as of June 30, 2012 is as follows (dollars in thousands):

					Debt
Unconsolidated Entities	Our Ownership	Number of Properties		Total Investment	Amount Outstanding	Weighted Average Interest Rate (1)		Maturity Date Range
HSRE-Campus Crest I, LLC	49.9%	4	(2)	$14,754	$48,304	2.74%		11/09/2012 - 01/09/2013
HSRE-Campus Crest IV, LLC	20.0%	2		4,602	30,075	5.42	%(3)	10/31/2013 - 12/01/2013
HSRE-Campus Crest V, LLC	10.0%	3	(2)	3,089	27,765	2.96%		12/20/2014 - 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%	1		648	-	(4)		5/8/2015
Total Unconsolidated Entities		10		$23,093	$106,144	3.56%

(1)	Variable interest rate(s), except where otherwise noted.

(2)	In July 2012, we acquired 100% of the interests in The Grove at Moscow from HSRE-Campus Crest I, LLC and The Grove at Valdosta from HSRE-Campus Crest IV, LLC (see Note 13).

(3)	Comprised of one fixed rate loan and one variable rate loan.

(4)	Interest rate as of June 30, 2012 not applicable as the outstanding loan balance was zero.

In March 2012, we entered into a new joint venture with HSRE, HSRE-Campus Crest VI, LLC (“HSRE VI”), to develop and operate additional student housing properties. As of June 30, 2012, we owned a 20.0% interest in this venture and affiliates of HSRE own the remaining 80.0%. HSRE VI is currently constructing one new student housing property, The Grove at Norman, located in Oklahoma, with completion targeted for the 2013-2014 academic year. We made contributions to HSRE VI, net of cash received, of approximately $0.7 million during the three months ended June 30, 2012, consisting of cash and assigned interest in Campus Crest at Norman, LP.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following is a summary of the financial position of our unconsolidated entities in their entirety, not only our interest in the entities, for the periods presented (amounts in thousands):

		December 31,
	June 30, 2012	2011
Assets
Student housing properties, net	$128,845	$123,552
Development in process	51,519	15,243
Other assets, net	6,376	5,696
Total assets	$186,740	$144,491

Liabilities and Equity
Construction notes payable	$106,144	$82,719
Other liabilities	22,558	14,402
Owners' equity	58,038	47,370
Total liabilities and equity	$186,740	$144,491

Share of historical owners' equity	$13,274	$11,101
Preferred investment (1)	13,231	13,231
Net difference in carrying value of investment versus net book value of underlying net assets (2)	(3,412)	(3,280)
Carrying value of investment in unconsolidated entities	$23,093	$21,052

(1)	As of June 30, 2012 and December 31, 2011, we held a Class B interest in The Grove at San Angelo, The Grove at Moscow, The Grove at Valdosta and The Grove at Conway of approximately $13.2 million. These preferred interests entitle us to a 9.0% return on our investment but otherwise do not change our effective ownership interest in these properties. In July 2012, we acquired 100% of the remaining interests in The Grove at Moscow from HSRE-Campus Crest I, LLC and The Grove at Valdosta from HSRE-Campus Crest IV, LLC (see Note 13).

(2)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entities and the elimination of service related revenue to the extent of our percentage ownership.

The following is a summary of the operating results for our unconsolidated entities in their entirety, not only our interest in the entities, for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$4,561	$3,768	$9,175	$7,509
Expenses:
Operating expenses	2,527	2,139	5,083	4,121
Interest expense	1,362	1,465	2,699	2,944
Depreciation and amortization	1,214	1,115	2,421	2,238
Net income (loss)	$(542)	$(951)	$(1,028)	$(1,794)

Company's share of net income (loss) (1)	$(54)	$(340)	$(114)	$(635)
Income on preferred investments	156	56	312	109
Equity in earnings (loss) of unconsolidated entities	$102	$(284)	$198	$(526)

(1)	Amount differs from net loss multiplied by our ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5. Debt

The following is a summary of our mortgage and construction notes payable, the Credit Facility (defined below) and other debt for the periods presented (amounts in thousands):

	June 30, 2012	December 31, 2011
Fixed-rate mortgage notes payable	$149,122	$109,276
Variable-rate mortgage notes payable	28,726	28,726
Construction loans	21,028	48,912
Line of credit	80,500	79,500
Other debt	2,475	2,552
	$281,851	$268,966

Line of Credit

We have a revolving credit facility (the “Credit Facility”) with Citibank, N.A. and certain other parties thereto. The Credit Facility provides for borrowing capacity up to $200 million and includes an accordion feature that allows us to request an increase in the total commitments of an additional $125 million to a total commitment of $325 million. The Credit Facility matures in August 2014 and provides us a one-year extension option, subject to certain terms and conditions. Amounts outstanding under the Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Credit Facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. At June 30, 2012, the interest rate on the Credit Facility was 2.24%. Under the Credit Facility, our distributions may not exceed the greater of (i) 95.0% of our FFO or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

As of June 30, 2012 and December 31, 2011, we had approximately $80.5 million and $79.5 million outstanding under the Credit Facility, respectively. At June 30, 2012, we had approximately $61.4 million of borrowing capacity under the Credit Facility. Our ability to borrow under this facility is subject to our ongoing compliance with a number of customary financial covenants, as described further in our Annual Report on Form 10-K for the year ended December 31, 2011.

We and certain of our subsidiaries guarantee the obligations under the Credit Facility and we and certain of our subsidiaries have provided a pledge to not encumber assets comprising the borrowing base used to determine the borrowing capacity under the Credit Facility. At June 30, 2012, we were in compliance with the above financial covenants with respect to the Credit Facility.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Mortgage Notes Payable

Mortgage notes payable are collateralized by properties and their related revenue streams or properties under construction. The following presents our mortgage notes payable outstanding for the periods presented (dollar amounts in thousands):

			Principal
		Principal	Outstanding		Interest
	Face	Outstanding	at	Stated Interest	Rate at	Maturity
	Amount	at 6/30/2012	12/31/2011	Rate	6/30/2012	Date		Amortization
Construction loans
The Grove at Orono	$15,206	$5,236	$-	LIBOR + 275 bps	2.99%	6/30/2014		Interest only
The Grove at Auburn	16,294	10,018	-	LIBOR + 295 bps	3.19%	7/22/2014		Interest only
The Grove at Flagstaff	19,842	5,774	-	Prime + 25 bps	3.50%	12/9/2014		Interest only
Construction (three properties)	37,523	-	33,536	LIBOR + 475 bps	N/A (2)	N/A	(2)	Interest only
Mortgage loans
The Grove at Huntsville and
The Grove at Stateboro	28,726	28,726	28,726	LIBOR + 250 bps	2.74%	1/9/2013	(1)	Interest only
The Grove at Milledgeville	16,250	16,133	16,221	6.12%	6.12%	10/1/2016		30 years
The Grove at Carrollton and
The Grove at Las Cruces	29,790	29,574	29,738	6.13%	6.13%	10/11/2016		30 years
The Grove at Asheville	14,800	14,772	14,800	5.77%	5.77%	4/11/2017		30 years
The Grove at Ellensburg	16,125	16,125	16,125	5.10%	5.10%	9/1/2018		30 years
The Grove at Nacogdoches	17,160	17,160	17,160	5.01%	5.01%	9/1/2018		30 years
The Grove at Greeley	15,233	15,233	15,233	4.29%	4.29%	10/1/2018		30 years
The Grove at Clarksville(3)	16,350	16,350	-	4.03%	4.03%	7/1/2022		30 years	(4)
The Grove at Columbia(3)	23,775	23,775	15,375	3.83%	3.83%	7/1/2022		30 years
		$198,876	$186,914

(1)	Note has a twelve-month extension option for a 1/9/2014 maturity date.
(2)	Not applicable as the loan was paid off during the first quarter of 2012.
(3)	Represents variable rate construction loan at December 31, 2011 which was paid off during the first quarter of 2012. Permanent financing was secured second quarter of 2012.
(4)	Interest only for the first two years, followed by 30 year amortization.

During the period January 1, 2012 through February 13, 2012, we had an aggregate of approximately $48.9 million outstanding under two construction loans that were utilized to partially finance the construction of four properties opened for the 2011-2012 academic year. These construction loans were repaid in full on February 13, 2012 with proceeds from the Series A Preferred Stock offering (see Note 8).

In June 2012, we closed on approximately $40.1 million of Freddie Mac financings on The Grove at Clarksville, Tennessee, and The Grove at Columbia, Missouri. The proceeds from the financings were used to reduce outstanding balances under the Credit Facility.

The estimated fair value of our mortgage and construction notes payable at June 30, 2012 and December 31, 2011 was approximately $209.9 million and $185.2 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads (Level 2 fair value measurement).

Scheduled maturities of debt as of June 30, 2012 are as follows (in thousands):

For the year ending:	Total
Remainder of 2012	$515
2013	30,179
2014	103,818
2015	2,572
2016	45,720
Thereafter	99,047
$281,851

In July 2012, we secured financing for our wholly-owned projects in Ft. Collins, Colorado and Muncie, Indiana, anticipated to be delivered for the 2013-2014 academic year (see Note 13).

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. Derivative Instruments and Hedging Activities

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

As of June 30, 2012 and December 31, 2011, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying condensed consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.

The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. We consider such nonperformance risk insignificant to the overall determination of fair value.

The following is a summary of the derivative instruments we entered into for the periods presented (dollar amounts in thousands):

	As of June 30, 2012				June 30, 2012		December 31, 2011
Derivative Agreement	Notional Amount	Receive Rate	Pay or Strike Rate	Maturity Date	Asset	Liability	Asset	Liability
Interest rate cap	$62,500	1 Month LIBOR	2.50%	March 2013	$-	$-	$-	$-
Interest rate cap	18,761	1 Month LIBOR	1.25%	April 2013	-	-	4	-
Interest rate swap	18,761	1 Month LIBOR	1.39%	April 2013	-	(174)	-	(231)
					$-	$(174)	$4	$(231)

The following summarizes the effect of interest rate derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the periods presented (amounts in thousands):

	Amount of Income (Loss) Recognized
	on OCI Derivatives (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Derivatives designated as cash flow hedges:
Caps	$-	$(70)	$(4)	$(74)
Swaps (receive float/pay fixed)	46	(145)	57	(146)
Total effect of derivative instruments on other comprehensive income	$46	$(215)	$53	$(220)

	Amount of Income (Loss) Reclassified from Accumulated
	Other Comprehensive Income (Loss) to Income (Loss)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Swap	$(54)	$-	$(68)	$-

	Location of Gain (Loss)
	Recognized on	Three Months Ended		Six Months Ended
Interest rate swaps (receive float/pay fixed):	Statements of Operations	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Monthly net settlements —cash settled	Change in fair value of interest rate derivatives	$(55)	$-	$(104)	$-
Mark to market adjustments — non-cash	Change in fair value of interest rate derivatives	-	141	-	337
Total effect of derivative instruments on the combined statements of operations		$(55)	$141	$(104)	$337

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Interest rate caps and interest rate swaps measured at fair value for the periods presented are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of Period
June 30, 2012
Other assets - Interest rate caps	$-	$-	$-	$-
Other liabilities - Interest rate swaps	-	(174)	-	(174)

December 31, 2011
Other assets - Interest rate caps	-	4	-	4
Other liabilities - Interest rate swaps	-	(231)	-	(231)

7. Earnings per Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. All unvested stock-based payment awards are included in the computation of basic earnings per share. The computation of diluted earnings per share includes common stock issuable upon the conversion of OP Units and restricted OP Units and other potentially dilutive securities in the weighted average shares.

A reconciliation of the numerators and denominators for basic and diluted earnings per share computations is not required as we reported a net loss for the three and six months ended June 30, 2012 and 2011 and as such, the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share. Accordingly, the computation of both basic and diluted earnings per share is the same. For the three and six months ended June 30, 2012 and 2011, 435,593 OP Units and restricted OP Units were not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

8. Equity

Preferred Stock

In February 2012, we closed an underwritten public offering of 2.3 million shares of our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), including 0.3 million shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. The shares of Series A Preferred Stock were issued at a public offering price of $25.00 per share, for net proceeds of approximately $54.9 million after deducting the underwriting discount and other offering costs. We used the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans which had been used as partial funding for the four properties that were delivered for the 2011-2012 academic year (see Note 5). We used the remaining proceeds for general corporate purposes, including funding properties currently under development.

Common Shares and OP Units

An OP Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the net income (loss) and distributions of the Operating Partnership. An OP Unit may be tendered for redemption for cash; however, we have sole discretion and a sufficient amount of authorized common stock to exchange OP Units for shares of common stock on a one-for-one basis. No OP Units have been exchanged or redeemed since our initial public offering.

As of June 30, 2012, there were approximately 31.5 million OP Units outstanding, of which approximately 31.1 million, or 98.6%, were owned by us and approximately 0.4 million, or 1.4%, were owned by other partners, including certain of our executive officers. As of June 30, 2012, the fair market value of the OP Units not owned by us was $4.5 million, based on a market value of $10.39 per unit, which was the closing stock price of our shares on June 29, 2012.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The following is a summary of changes of our common shares for the periods shown (in thousands):

	Six Months Ended
	June 30, 2012	June 30, 2011
Common shares at beginning of period	30,710	30,682
Issuance of restricted shares	376	17
Forfeiture of restricted shares	(1)	-
Common shares at end of period	31,085	30,699

In July 2012, we issued approximately 7.5 million shares of common stock in an underwritten public offering (see Note 13).

Dividends and Distributions

On June 13, 2012, we announced that our Board of Directors declared a second quarter 2012 dividend of $0.16 per common share and OP Unit. The dividend was paid on July 11, 2012, to stockholders of record on June 27, 2012. At June 30, 2012, we accrued approximately $5.0 million related to our common dividend in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

On June 13, 2012, the Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the period April 16, 2012 through July 15, 2012. The preferred share dividend was paid on July 16, 2012, to stockholders of record on June 27, 2012. At June 30, 2012, we accrued approximately $1.0 million related to our preferred dividend in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

9. Incentive Plans

We have adopted the 2010 Equity Incentive Compensation Plan (the "Incentive Plan") which permits the grant of incentive awards to our executive officers, employees, consultants and non-employee directors. The aggregate number of awards available for issuance under the Incentive Plan is 2,500,000. As of June 30, 2012 and December 31, 2011, 1,181,184 shares and 1,934,204 shares, respectively, were available for issuance under the Incentive Plan.

Restricted Stock Awards

Awards to our executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to our non-employee directors vest over a five year period and are subject to restriction based upon continued service on our Board of Directors.

At June 30, 2012, unearned compensation totaled approximately $4.1 million and will be recorded over the applicable vesting period of three to five years. We recognized stock compensation of approximately $0.5 million and $0.8 million during the three and six months ended June 30, 2012, and approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2011, in the accompanying condensed consolidated financial statements.

Restricted OP Units

At June 30, 2012, unearned compensation totaled approximately $0.8 million, and will be recorded over the applicable vesting period of three years. We recognized compensation cost related to the vesting of restricted OP Units of approximately $0.1 million and $0.3 million during the three and six months ended June 30, 2012, respectively, and approximately $0.2 million and $0.3 million during the three and six months ended June 30, 2011, respectively, in the accompanying condensed consolidated financial statements.

The following is a summary of our plan activity for the period shown (in thousands, except weighted average grant price):

	Restricted Common Stock	Restricted OP Units	Weighted Average Grant Price
Unvested balance at December 31, 2011	80	100	$12.32
Granted	376	-	10.83
Vested	(3)	-	10.61
Forfeited	(1)	-	10.61
Unvested balance at June 30, 2012	452	100	$11.32

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

10. Segments

The operating segments in which management assesses performance and allocates resources are student housing operations and development, construction and management services. Our segments reflect management's resource allocation and performance assessment in making decisions regarding the Company. Our student housing rental and student housing services revenues are aggregated within the student housing operations segment and our third-party services of development, construction and management are aggregated within the development, construction and management services segment.

The following tables set forth our segment information for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Student Housing Operations
Revenues from external customers	$18,586	$13,557	$37,207	$27,147
Operating expenses	14,877	11,410	29,385	23,115
Operating income	3,709	2,147	7,822	4,032
Nonoperating expenses	(1,879)	(639)	(5,129)	(1,539)
Net income (loss)	1,830	1,508	2,693	2,493
Net (income) loss attributable to noncontrolling interests	(18)	(15)	(26)	(24)
Net income (loss) attributable to stockholders	$1,812	$1,493	$2,667	$2,469
Depreciation and amortization	$5,803	$5,148	$11,592	$10,245
Total segment assets at end of period	$555,142	$408,661	$555,142	$408,661

Development, Construction and Management Services
Revenues from external customers	$16,803	$11,333	$31,059	$21,617
Intersegment revenue	26,214	35,348	45,524	51,915
Total revenues	43,017	46,681	76,583	73,532
Operating expenses	41,362	42,738	73,346	68,078
Operating income	1,655	3,943	3,237	5,454
Nonoperating expenses	-	(223)	-	(235)
Net income (loss)	1,655	3,720	3,237	5,219
Net (income) loss attributable to noncontrolling interests	(16)	(37)	(31)	(52)
Net income (loss) attributable to stockholders	$1,639	$3,683	$3,206	$5,167
Depreciation and amortization	$23	$22	$45	$46
Total segment assets at end of period	$31,934	$13,140	$31,934	$13,140

Reconciliations
Total segment revenues	$61,603	$60,238	$113,790	$100,679
Elimination of intersegment revenues	(26,214)	(35,348)	(45,524)	(51,915)
Total consolidated revenues	$35,389	$24,890	$68,266	$48,764

Segment operating income (loss)	$5,364	$6,090	$11,059	$9,486
Interest expense	(2,201)	(1,360)	(5,774)	(2,735)
Change in fair value of interest rate derivatives	(55)	141	(104)	337
Net unallocated expenses and eliminations	(2,481)	(5,119)	(5,569)	(7,463)
Equity in earnings (loss) of unconsolidated entities	102	(284)	198	(526)
Other income (expense)	(76)	(2)	(74)	44
Income tax expense	(193)	(107)	(256)	(258)
Net income (loss)	$460	$(641)	$(520)	$(1,115)

Total segment assets at end of period	$587,076	$421,801	$587,076	$421,801
Unallocated corporate assets and eliminations	17,131	3,125	17,131	3,125
Total assets at end of period	$604,207	$424,926	$604,207	$424,926

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

11. Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development, construction and other purchase commitments with parties that provide development, construction and other goods and services. In the event we were to terminate these services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At June 30, 2012, management does not anticipate any material deviations from schedule or budget related to projects currently in progress.

In the ordinary course of business, certain liens related to the construction of student housing real estate property may be attached to our assets by contractors or suppliers. We are responsible as the general contractor for resolving these liens. There can be no assurance that we will not be required to pay amounts greater than currently recorded liabilities to settle these claims.

We guarantee certain mortgage notes related to our unconsolidated joint ventures (See Note 4).

Contingencies

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on our financial position or results of operations. We are not involved in any material litigation nor, to management's knowledge, is any material litigation currently threatened against us or our properties or subsidiaries, other than routine litigation arising in the ordinary course of business.

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

12. Related Party Transactions

We lease aircraft from entities in which two of our executive officers have an ownership interest. We incurred costs from these entities of approximately $50,000 and $100,000 for the three and six months ended June 30, 2012, respectively. We incurred costs from these entities of approximately $50,000 and $70,000 for the three and six months ended June 30, 2011, respectively.

We have engaged an entity affiliated with one of our board members to perform certain information technology services. The total contract value is approximately $0.3 million, which has been fully paid as of June 30, 2012.

13. Subsequent Events

In July 2012, we closed an underwritten public offering of approximately 7.5 million shares of common stock, including approximately 1.0 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $72.2 million. The net proceeds were used to: (1) acquire the remaining ownership interests in The Grove at Moscow, Idaho and The Grove at Valdosta, Georgia that we did not already own, and to repay the mortgage debt secured by these properties; and (2) to reduce borrowings outstanding under our Credit Facility. Remaining net proceeds are to be used for general corporate purposes.

In July 2012, we closed on $56.1 million of construction financings for our wholly-owned projects in Ft. Collins, Colorado and Muncie, Indiana, anticipated to be delivered for the 2013-2014 academic year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, references to “we,” “us,” our,” the “Company” and “Campus Crest” refer to Campus Crest Communities, Inc. and our consolidated subsidiaries, including Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”), except where the context otherwise requires.

Forward-looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "approximately," "believe," "could," "project," "predict," "continue," "plan" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that could materially and adversely affect us include but are not limited to:

•	the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion of Financial Condition and Results of Operations”;
•	the performance of the student housing industry in general;
•	decreased occupancy or rental rates at our properties resulting from competition or other factors;
•	the operating performance of our properties;
•	the availability of attractive development and/or acquisition opportunities in properties that satisfy our investment criteria and the success of our acquisition, development and construction activities, including satisfaction of conditions to closing for pending acquisitions and, in some cases, the negotiation and execution of definitive documents and satisfaction of the conditions therein;
•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;
•	changes in our business and growth strategies and in our ability to consummate additional joint venture transactions;
•	our capitalization and leverage level;
•	our capital expenditures;
•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;
•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, whether the result of market events or otherwise;
•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;
•	the availability and terms of short-term and long-term financing, including financing for development and construction activities;
•	the credit quality of our student-tenants and parental guarantors;
•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract, qualified personnel;
•	unanticipated increases in financing and other costs, including a rise in interest rates;
•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;
•	development and construction costs and timing;
•	environmental costs, uncertainties and risks, especially those related to natural disasters;
•	changes in governmental regulations, accounting treatment, tax rates and similar matters;
•	legislative and regulatory changes (including changes to laws governing the taxation of a real estate investments trust ("REIT"); and
•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The matters summarized in this report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," could cause our actual results and performance to differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

Overview

We are a self-managed, self-administered and vertically-integrated REIT focused on developing, building, owning and managing high-quality, resident life focused student housing properties in the United States. We operate our business through the Operating Partnership and our subsidiaries. We derive substantially all of our revenue from student housing rental, student housing services, construction and development services and management services. As of June 30, 2012, we owned 98.6% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”), and all of the outstanding preferred units of limited partnership interest in the Operating Partnership.

We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality student housing properties in the United States based on beds owned and under management. As of June 30, 2012, we owned interests in 33 operating student housing properties. As of June 30, 2012 portfolio consists of:

	Number of Properties		Units	Beds
Operating properties:
Wholly-owned	27		5,156	13,844
Unconsolidated joint ventures	6		1,168	3,180
Total operating portfolio	33		6,324	17,024
Properties under development:
Wholly-owned - 2012 deliveries	3	(1)	620	1,804
Wholly-owned - 2013 deliveries	2		434	1,196
Unconsolidated joint venture - 2012 deliveries	3	(2)	662	1,856
Unconsolidated joint venture - 2013 deliveries	1		224	600
Total portfolio	42		8,264	22,480

(1)	In addition to the expected delivery of three wholly-owned properties, we also are targeting the delivery of an additional 64 units and 160 beds in addition to the existing 196 units and 522 beds already in operation at The Grove at Nacogdoches for the 2012-2013 academic year.

(2)	Includes The Grove at Stillwater which is an operating property currently in the process of being repositioned, including significant renovations, upgrades and construction of additional units.

All of our properties are recently built and have close proximities to campus, with an average age of approximately 3.4 years (2.9 years when including the August 2012 deliveries) and an average distance to campus of 0.7 miles, all are as of June 30, 2012. For the six months ended June 30, 2012, the average occupancy for our 33 properties was approximately 90% and the average monthly total revenue (including rental and service revenue) per occupied bed ("RevPOB") was approximately $495.

All of our communities contain modern apartment units with many resort-style amenities and are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth. Within the last 12 months, we completed construction of four wholly-owned properties and two joint venture properties, all which commenced operations in August 2011. We expect to complete construction and commence operations at three wholly-owned properties and three joint venture properties in August 2012, as well as the aforementioned 160 bed expansion at The Grove at Nacogdoches. At June 30, 2012, our ownership interests in these joint ventures ranged from 10.0% to 49.9%.

Our Business Segments

Management evaluates operating performance through the analysis of results of operations of two distinct business segments: (i) student housing operations, and (ii) development, construction and management services. Management evaluates each segment's performance by net operating income, which we define as operating income before depreciation and amortization. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies note (Note 2) to our unaudited condensed consolidated financial statements. Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was consolidated by the our predecessor and four additional properties that are owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that are owned by a real estate venture in which we have a noncontrolling interest. Concurrent with the our initial public offering and related formation transactions in October 2010, we purchased the remaining interest in one of the properties owned by this real estate venture. In August 2011, we opened four wholly-owned properties for the 2011-2012 academic year and two properties for the 2011-2012 academic year that are owned by a real estate venture in which we have a noncontrolling interest. In December 2011, we purchased the remaining interests in two properties owned by one of the aforementioned joint ventures.

Due to the continuous opening of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and "same-store" operations, which we believe provides a more meaningful indicator of comparative historical performance.

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

Alternatively, when performing these services for unconsolidated joint ventures, we recognize construction revenues based on the costs that have been contractually agreed to with the joint venture for the construction of the property and expenses based on the actual costs incurred. Construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs, as adjusted to eliminate our proportionate ownership of each entity. Actual construction costs are expensed as incurred and are likewise adjusted to eliminate our proportionate ownership of each entity. Operating income generated by our development and construction activities generally reflects the development fee and construction fee income that is realized by providing these services to unconsolidated real estate ventures (i.e., the "spread" between the contractual cost of construction and the actual cost of construction).

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

Our Relationship With HSRE

We are party to four joint venture arrangements with Harrison Street Real Estate ("HSRE"), a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of June 30, 2012, we have developed 11 properties in partnership with HSRE with total aggregate cost of approximately $184.9 million. In general, we are responsible for the day-to-day management of the business and affairs of the joint ventures, provided that major decisions (including budgeting) must be approved by ourselves and HSRE. In addition to distributions to which we are entitled as an investor in the joint ventures, we receive, or have in the past received, fees for providing services to the properties held by the joint ventures pursuant to development and construction agreements and property management agreements. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by the joint ventures exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project.

HSRE I. HSRE-Campus Crest I, LLC ("HSRE I") indirectly owned 100% interests in the following four properties at June 30, 2012: The Grove at Conway, The Grove at Lawrence, The Grove at Moscow and The Grove at San Angelo. At June 30, 2012, we owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%. In July 2012, we acquired the remaining 50.1% interest in The Grove at Moscow and paid off the underlying construction loan.

HSRE IV. HSRE-Campus Crest IV, LLC ("HSRE IV") indirectly owned 100% interests in the following two properties at June 30, 2012: The Grove at Denton and The Grove at Valdosta. At June 30, 2012, we owned a 20.0% interest in HSRE IV and affiliates of HSRE owned the remaining 80.0%. In July 2012, we acquired the remaining 80.0% interest in The Grove at Valdosta and paid off the underlying construction loan.

HSRE V. HSRE-Campus Crest V, LLC (“HSRE V”) is currently building two new student housing properties with completion targeted for the 2012-2013 academic year and is currently repositioning and expanding a third property. The properties, located in Fayetteville, Arkansas, Laramie, Wyoming and Stillwater, Oklahoma, contain an aggregate of approximately 1,856 beds and have an estimated cost of approximately $72.1 million. At June 30, 2012, we owned a 10.0% interest in HSRE V and affiliates of HSRE owned the remaining 90.0%.

HSRE VI. On March 31, 2012, we entered into a new joint venture with HSRE, HSRE-Campus Crest VI, LLC (“HSRE VI”), that will develop and operate additional student housing properties. HSRE VI is currently building one new student housing property, The Grove at Norman, located in Oklahoma, with completion targeted for the 2013-2014 academic year. At June 30, 2012, we owned a 20.0% interest in HSRE VI and affiliates of HSRE own the remaining 80.0%.

Each of the aforementioned joint ventures will dissolve upon the disposition of substantially all of its assets or the occurrence of certain events specified in the respective agreement between us and HSRE. In January 2011, we granted HSRE the right of first opportunity to participate in all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested an aggregate $50 million with us, or caused our joint ventures to decline three development opportunities in any calendar year. The terms of our joint ventures with HSRE do not prohibit us from developing wholly-owned student housing properties for our own account.

Factors That Affect Our Operating Results

Unique Leasing Characteristics

Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multi-family housing where leasing is by the unit. Individual lease liability limits each student-tenant's liability to his or her own rent without liability for a roommate's rent. A parent or guardian is required to execute each lease as a guarantor unless the student-tenant provides adequate proof of income. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied rather than the number of units.

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

Unlike traditional multi-family housing, most of our leases commence and terminate on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminate at the completion of the last subsequent summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in January and ends in August of each year. Our properties' occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multi-family properties. For most of our properties, the primary leasing season concludes by the end of August (our properties located in Ellensburg, Washington and Cheney, Washington are exceptions, where the primary leasing season typically extends into September, as the academic year for the primary university served by each of these properties typically starts in late September).

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

Changes in Financial Condition

In February 2012, we closed an underwritten public offering of 2.3 million shares of our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), including 0.3 million shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. The shares of Series A Preferred Stock were issued at a public offering price of $25.00 per share, for net proceeds of approximately $54.9 million after deducting the underwriting discount and other offering costs. We used the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans which had been used as partial funding for the four properties that were delivered for the 2011-2012 academic year. We used the remaining proceeds for general corporate purposes, including funding properties currently under development.

In July 2012, we closed an underwritten public offering of approximately 7.5 million shares of common stock, including approximately 1.0 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $72.2 million. The net proceeds were used to: (1) acquire the remaining ownership interests in The Grove at Moscow, Idaho and The Grove at Valdosta, Georgia that we did not already own, and to repay the mortgage debt secured by these properties; and (2) to reduce borrowings outstanding under the Credit Facility (defined below). Remaining net proceeds are to be used for general corporate purposes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

The following table presents our results of operations for the three months ended June 30, 2012 and 2011, including the amount and percentage change in these results between the periods:

	Three Months Ended		Change	Change
	June 30, 2012	June 30, 2011	($)	(%)

Revenues:
Student housing rental	$17,854	$13,019	$4,835	37.1%
Student housing services	732	538	194	36.1%
Development, construction and management services	16,803	11,333	5,470	48.3%
Total revenues	35,389	24,890	10,499	42.2%
Operating expenses:
Student housing operations	8,930	6,325	2,605	41.2%
Development, construction and management services	15,427	10,611	4,816	45.4%
General and administrative	2,219	1,722	497	28.9%
Ground leases	56	52	4	7.7%
Depreciation and amortization	5,874	5,209	665	12.8%
Total operating expenses	32,506	23,919	8,587	35.9%
Equity in earnings (loss) of unconsolidated entities	102	(284)	386	NM
Operating income (loss)	2,985	687	2,298	334.5%

Nonoperating income (expense):
Interest expense	(2,201)	(1,360)	(841)	61.8%
Change in fair value of interest rate derivatives	(55)	141	(196)	NM
Other income (expense)	(76)	(2)	(74)	3700.0%
Total nonoperating income (expense)	(2,332)	(1,221)	(1,111)	91.0%
Net income (loss) before income tax expense	653	(534)	1,187	NM
Income tax expense	(193)	(107)	(86)	80.4%
Net income (loss)	460	(641)	1,101	NM
Net (income) loss attributable to noncontrolling interests	14	3	11	366.7%
Dividends on preferred stock	(1,150)	-	(1,150)	N/A
Net income (loss) attributable to common stockholders	$(676)	$(638)	$(38)	6.0%

The following table presents our results of operations for the six months ended June 30, 2012 and 2011, including the amount and percentage change in these results between the periods:

	Six Months Ended		Change	Change
	June 30, 2012	June 30, 2011	($)	(%)

Revenues:
Student housing rental	$35,712	$26,171	$9,541	36.5%
Student housing services	1,495	976	519	53.2%
Development, construction and management services	31,059	21,617	9,442	43.7%
Total revenues	68,266	48,764	19,502	40.0%
Operating expenses:
Student housing operations	17,508	12,765	4,743	37.2%
Development, construction and management services	28,885	19,836	9,049	45.6%
General and administrative	4,545	3,670	875	23.8%
Ground leases	108	104	4	3.8%
Depreciation and amortization	11,730	10,366	1,364	13.2%
Total operating expenses	62,776	46,741	16,035	34.3%
Equity in earnings (loss) of unconsolidated entities	198	(526)	724	NM
Operating income (loss)	5,688	1,497	4,191	280.0%

Nonoperating income (expense):
Interest expense	(5,774)	(2,735)	(3,039)	111.1%
Change in fair value of interest rate derivatives	(104)	337	(441)	NM
Other income (expense)	(74)	44	(118)	NM
Total nonoperating income (expense)	(5,952)	(2,354)	(3,598)	152.8%
Net income (loss) before income tax expense	(264)	(857)	593	(69.2)%
Income tax expense	(256)	(258)	2	(0.8)%
Net income (loss)	(520)	(1,115)	595	(53.4)%
Net (income) loss attributable to noncontrolling interests	23	5	18	360.0%
Dividends on preferred stock	(1,814)	-	(1,814)	N/A
Net income (loss) attributable to common stockholders	$(2,311)	$(1,110)	$(1,201)	108.2%

Student Housing Operations

The following table presents our consolidated properties as of June 30, 2012 and 2011, including the amount and percentage change between the periods:

			Change	Change
	June 30, 2012	June 30, 2011	(#)	(%)
Consolidated operating properties	27	21	6	28.6%
Units	5,156	3,920	1,236	31.5%
Beds	13,884	10,528	3,356	31.9%

Revenue (which includes student housing rental and student housing service revenue) in the student housing operations segment increased approximately $5.0 million, while operating expenses increased approximately $2.6 million, for the three months ended June 30, 2012 as compared to the same period in 2011. The increase in revenue was primarily due to the inclusion of the operating results for four wholly-owned properties which opened in August 2011. Additionally, revenues increased due to the inclusion of the operating results from The Grove at Huntsville and The Grove at Statesboro, which resulted from our acquisition of the remaining interests in these properties from HSRE in December 2011. Operating expenses increased due to the inclusion of the aforementioned properties and an increase in same-store operating expenses including taxes, insurance and costs associated with property leasing efforts, partially offset by decreases in repairs and maintenance expense.

Revenue in the student housing operations segment increased approximately $10.1 million, while operating expenses increased approximately $4.7 million for the six months ended June 30, 2012 as compared to the same period in 2011. The increase in revenue was primarily due to the inclusion of the operating results for four wholly-owned properties which opened in August 2011. Additionally, revenues increased due to the inclusion of the operating results from The Grove at Huntsville and The Grove at Statesboro, which resulted from our acquisition of the remaining interests in these properties from HSRE in December 2011. Operating expenses increased due to the inclusion of the aforementioned properties, partially offset by decreases in repairs and maintenance expense.

New Property Operations. In August 2011, we opened four new properties: The Grove at Ames, The Grove at Clarksville, The Grove at Columbia and The Grove at Fort Wayne. Additionally, in December 2011, we acquired the remaining interests in The Grove at Huntsville and The Grove at Statesboro from HSRE. Prior to the acquisition of these interests, we accounted for our ownership interest in these properties under the equity method. Subsequent to our acquisition of these interests, we consolidated the results of operations of these properties. These acquisitions and new openings contributed approximately $4.3 million and $8.7 million of revenues and approximately $2.1 million and $4.2 million of operating expenses for the three and six months, respectively, ended June 30, 2012.

"Same-Store" Property Operations. We had 21 properties that were operating for the three months ended June 30, 2012 and 2011. Average occupancy at our "same-store" properties increased to approximately 91.4% for the three months ended June 30, 2012 as compared to approximately 88.8% for the three months ended June 30, 2011 and RevPOB increased to approximately $493 for the three months ended June 30, 2012 as compared to approximately $482 for the three months ended June 30, 2011. Same store properties contributed approximately $14.3 million of revenues and approximately $6.8 million of operating expenses for the three months ended June 30, 2012 as compared to approximately $13.6 million of revenues and approximately $6.3 million of operating expenses for the three months ended June 30, 2011. The increase in revenues is the combined result of increased occupancy and RevPOB period over period. This increase in revenues however was partially offset by an increase in operating expenses including taxes, insurance and costs associated with increased property leasing efforts.

We had 21 properties that were operating for the six months ended June 30, 2012 and 2011. Average occupancy at our "same-store" properties increased to approximately 91.3% for the six months ended June 30, 2012 as compared to approximately 89.0% for the six months ended June 30, 2011 and RevPOB increased to approximately $492 for the six months ended June 30, 2012 as compared to approximately $483 for the six months ended June 30, 2011. Same store properties contributed approximately $28.5 million of revenues and approximately $13.3 million of operating expenses for the six months ended June 30, 2012 as compared to approximately $27.1 million of revenues and approximately $12.8 million of operating expenses for the six months ended June 30, 2011. The increase in revenues was the combined result of increased occupancy and RevPOB period over period. Such growth in revenues outpaced the growth in operating expenses, resulting in a slight increase in property operating margin period over period.

Development, Construction and Management Services

Our development, construction and management services segment recognizes revenue and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest.

Revenue in the development, construction and management services segment increased approximately $5.5 million and operating expenses increased approximately $4.8 million for the three months ended June 30, 2012 as compared to the same period in 2011. The increase in development, construction and management services revenues and operating expenses was due primarily to an increase from two joint venture development/construction properties in which we owned a 20% interest during the three months ended June 30, 2011 to three joint venture development/construction properties in which we owned a 10% interest during the three months ended June 30, 2012 (including the aforementioned renovation and expansion of The Grove at Stillwater targeted for delivery in August 2012). Additionally, during the three months ended June 30, 2012, we broke ground on a fourth joint venture property in which we hold a 20% interest, targeted for delivery in August 2013.

Revenue in the development, construction and management services segment increased approximately $9.4 million and operating expenses increased approximately $9.0 million for the six months ended June 30, 2012 as compared to the same period in 2011. The increase in development, construction and management services revenues and operating expenses was due to an increase from two joint venture development/construction properties in which we owned a 20% interest during the six months ended June 30, 2011 to three joint venture development/construction properties in which we owned a 10% interest during the six months ended June 30, 2012 (including the aforementioned renovation and expansion of The Grove at Stillwater targeted for delivery in August 2012). Additionally, during the six months ended June 30, 2012, we broke-ground on a fourth joint venture property in which we hold a 20% interest, targeted for delivery in August 2013.

Our ability to generate revenue and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to existing or new joint ventures, as well as our proportionate ownership of any such joint ventures.

General and Administrative

General and administrative expenses increased approximately $0.5 million and $0.9 million for the three and six months, respectively, ended June 30, 2012 as compared to the same periods in 2011. This increase was due to the growth of our business primarily driven by increased headcount and related travel costs.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $0.7 million and $1.4 million for the three and six months, respectively, ended June 30, 2012 as compared to the same periods in 2011. This increase was primarily due to the opening of four new properties in August 2011 and the acquisition and consolidation of The Grove at Huntsville and The Grove at Statesboro in December 2011.

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities represents our share of the net earnings (loss) from unconsolidated entities in which we have a noncontrolling interest and income earned from Class B Interests held in certain joint venture operating properties (collectively referred to as “Class B Interests"). The Class B Interests entitle us to a 9.0% return on our investment but otherwise did not change our effective ownership interest in these properties. We held a $13.2 million Class B Interest in four joint venture properties at June 30, 2012 as compared to a $6.9 million Class B Interest in three joint venture properties at June 30, 2011.

We held a 49.9% interest in six unconsolidated operating properties during the three months ended June 30, 2011. During the three months ended June 30, 2012, we held investments in six unconsolidated operating properties with interests ranging from 20% - 49.9%. Additionally, we also held a 10% interest in The Grove at Stillwater during the three months ended June 30, 2012. Equity in earnings (loss) on unconsolidated entities changed from a loss of approximately $0.3 million for the three months ended June 30, 2011 to earnings of approximately $0.1 million for the three months ended June 30, 2012. This increase was driven by improved property operating margins, contribution from the operating portion of The Grove at Stillwater and an increase in income generated from our Class B Interests.

We held a 49.9% interest in six unconsolidated operating properties during the six months ended June 30, 2012. During the six months ended June 30, 2012, we held investments in six unconsolidated operating properties with interests ranging from 20% - 49.9%. Additionally, we also held a 10% interest in The Grove at Stillwater during the six months ended June 30, 2012. Equity in earnings (loss) on unconsolidated entities changed from a loss of approximately $0.5 million for the six months ended June 30, 2011 to earnings of approximately $0.2 million for the six months ended June 30, 2012. This increase was driven by improved property operating margins, contribution from the operating portion of The Grove at Stillwater and an increase in income generated from our Class B Interests.

Nonoperating Income (Expenses)

Interest expense increased approximately $0.8 million for the three months ended June 30, 2012 as compared to the same period in 2011. This increase is due to increased debt balances resulting from the aforementioned opening of four new properties, the acquisition of two properties during the second half of 2011 and placing debt on previously unencumbered properties. These increases were partially offset by our outstanding indebtedness having a lower effective borrowing rate for the three months ended June 30, 2012 as compared to 2011.

Interest expense increased approximately $3.0 million for the six months ended June 30, 2012 as compared to the same period in 2011. This increase was due to a non-cash charge of approximately $1.0 million related to the write-off of unamortized deferred financing fees associated with construction debt we repaid in the first quarter of 2012 as well as increased debt balances resulting from the aforementioned opening of four new properties, the acquisition of two properties during the second half of 2011 and placing debt on previously unencumbered properties. These increases were partially offset by our outstanding indebtedness having a lower effective borrowing rate for the six months ended June 30, 2012 as compared to 2011.

Income Tax Expense

Income tax expense increased approximately $0.1 million for the three months ended June 30, 2012 as compared to the same period in 2011. The increase in taxable income to Campus Crest TRS Holdings, Inc., our taxable REIT subsidiary ("TRS"), is driven by the aforementioned increase in development, construction and management services, partially offset by the aforementioned increases in general and administrative costs allocable to our TRS.

Income tax expense remained relatively flat when comparing six months ended June 30, 2012 to the same period in 2011 as increased development, construction and management services were generally offset by the aforementioned increase in general and administrative costs allocable to our TRS.

Dividends on Preferred Stock

We issued preferred stock in the first quarter of 2012. We had no such equity outstanding in the prior year.

Cash Flows

Operating Activities

Net cash provided by operating activities was approximately $11.6 million for the six months ended June 30, 2012 as compared to approximately $11.4 million for the six months ended June 30, 2011, an increase of approximately $0.2 million. Working capital accounts used approximately $3.8 million more cash during the six months ended June 30, 2012 when compared to the same period in 2011. This was partially offset by an approximate $4.0 million increase in net income (loss) adjusted for non-cash items for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Investing Activities

Net cash used in investing activities totaled approximately $56.7 million for the six months ended June 30, 2012 as compared to approximately $39.1 million for the six months ended June 30, 2011, an increase of approximately $17.6 million. This increase is comprised of approximately $15.9 million of increased development and construction activity related to wholly-owned properties in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, in addition to a decrease in cash generated by investment in unconsolidated entities of $1.3 million. During the first six months of 2011, we had received cash from HSRE related to the contribution of ownership interests in two properties into joint ventures, whereas during the same period in 2012, we only contributed one property into a joint venture, resulting in less cash proceeds for comparable periods.

Financing Activities

Net cash provided by financing activities totaled approximately $56.6 million for the six months ended June 30, 2012 as compared to approximately $34.1 million for the six months ended June 30, 2011, an increase of approximately $22.5 million. This primarily relates to an increase in net debt and equity proceeds for the comparable periods year over year, including the completion of the 8.0% Series A Preferred Stock offering in February 2012, which have been used to fund increased development and construction activity for wholly-owned student housing properties and to fund investments in unconsolidated joint ventures. These amounts were partially offset by an increase in dividends paid for the comparable periods year over year. The six months ended June 30, 2012 included dividends paid on the aforementioned Series A Preferred Stock which was not outstanding during the comparable period in 2011. Additionally, common stock dividends paid during the six months ended June 30, 2012 included two full quarter's worth of dividends, whereas common stock dividends that were paid during the first quarter of 2011 included a partial period beginning from the Company's initial public offering on October 19, 2010.

Liquidity and Capital Resources

Our capital resources include accessing the public debt and equity markets, when available, mortgage and construction loan financing and immediate access to the Credit Facility (discussed below).

As a REIT, we generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code of 1986, as amended, and to avoid paying corporate tax on undistributed income. Additionally, we intend to make distributions that exceed these requirements. We may need to obtain financing to meet our distribution requirements because:

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

Principal Capital Resources

We have a revolving credit facility (the “Credit Facility”) with Citibank, N.A. and certain other parties thereto. The revolving facility provides for borrowing capacity up to $200 million and includes an accordion feature that allows us to request an increase in the total commitments of an additional $125 million to a total commitment of $325 million. The Credit Facility matures in August 2014 and provides us a one-year extension option, subject to certain terms and conditions. Amounts outstanding under the Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Credit Facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. As of June 30, 2012, the interest rate on the Credit Facility was 2.24%. Under the Credit Facility, our distributions may not exceed the greater of (i) 95.0% of our funds from operations ("FFO") or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

As of June 30, 2012 and December 31, 2011, approximately $80.5 million and $79.5 million was outstanding under the Credit Facility, respectively. At June 30, 2012, we had approximately $61.4 million of borrowing capacity under this facility. Borrowings under the Credit Facility are generally used to finance our required equity contribution for projects under construction or for projects expected to be built and open for future academic years. Our ability to borrow under the Credit Facility is subject to our ongoing compliance with a number of customary financial covenants, as described further in our Annual Report on Form 10-K for the year ended December 31, 2011.

We and certain of our subsidiaries guarantee the obligations under the Credit Facility and we and certain of our subsidiaries have provided a pledge to not encumber assets comprising the borrowing base used to determine the borrowing capacity under the Credit Facility. At June 30, 2012, we were in compliance with the above financial covenants with respect to the Credit Facility.

In November 2011, we filed a shelf registration statement which was declared effective by the Securities and Exchange Commission ("SEC") on December 8, 2011 and provides for the ability to issue up to $750 million of debt and equity securities.

In February 2012, we closed an underwritten public offering of 2.3 million shares of our Series A Preferred Stock, including 0.3 million shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. See “Short-Term Liquidity Needs.”

In July 2012, we issued approximately 7.5 million shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares. See “Short-Term Liquidity Needs.”

Short-Term Liquidity Needs

The nature of our business, coupled with the requirement imposed by REIT rules that we distribute a substantial majority of our REIT taxable income on an annual basis in order for us to qualify as a REIT, will cause us to have substantial liquidity needs. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our properties, recurring capital expenditures, development and construction costs, interest expense, scheduled debt service payments and expected distribution payments (including distributions to persons who hold OP Units). We expect to meet our short-term liquidity needs through cash flow from operations and, to the extent necessary, borrowings under the Credit Facility.

On February 9, 2012, we closed an underwritten public offering of 2.3 million shares of our Series A Preferred Stock including 0.3 million shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. The shares of Series A Preferred Stock were issued at a public offering price of $25.00 per share, for net proceeds of approximately $54.9 million, after deducting the underwriting discount and other estimated offering costs. We used the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans which had been used as partial funding for the four properties that were delivered for the 2011-2012 academic year. The remaining proceeds were used for general corporate purposes, including funding properties currently under development.

In July 2012, we closed an underwritten public offering of approximately 7.5 million shares of common stock, including approximately 1.0 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $72.2 million. The net proceeds were used to: (1) acquire the remaining ownership interests in The Grove at Moscow, Idaho and The Grove at Valdosta, Georgia that we did not already own, and to repay the mortgage debt secured by these properties; and (2) to reduce borrowings outstanding under our Credit Facility. Remaining net proceeds are to be used for general corporate purposes.

Development Expenditures

Our development activities have historically required us to fund pre-development expenditures such as architectural fees, engineering fees and earnest deposits. Because the closing of a development project's financing is often subject to various delays, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these pre-development expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms.

We are currently building nine new student housing properties, five of which are wholly-owned by us and four of which are owned by a joint ventures with HSRE in which we own interests ranging from 10% - 20%. For each of these projects, we have commenced construction subsequent to significant pre-development activities. We estimate that the cost to complete the five wholly-owned properties will be approximately $67.6 million (including the cost to complete the aforementioned additional 160 beds at The Grove at Nacogdoches). Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint venture, with HSRE, and we estimate that the cost to complete the four joint venture properties will be approximately $33.5 million and our net pro rata share of equity will be approximately $1.0 million. No assurance can be given that we will complete construction of these nine properties in accordance with our current expectations (including the estimated cost thereof). During 2011, we closed on all financing necessary for our six 2012-2013 development projects, including $31.5 million of construction financings for our wholly-owned projects in Auburn, Alabama and Orono, Maine, $19.8 million for the remaining wholly-owned development in Flagstaff, Arizona, as well as $52.6 million of construction loans for the three joint venture projects with HSRE. During 2012, we closed on all financing necessary for our three 2013-2014 development projects, including $56.1 million of construction financings for our wholly-owned projects in Ft. Collins, Colorado and Muncie, Indiana, as well as a $26.4 million of construction loan for the joint venture project located in Norman, Oklahoma. We intend to finance our share of the remaining construction costs through the Credit Facility.

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

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for long-term development activities, non-recurring capital expenditures, potential acquisitions of properties and payments of debt at maturity. Long-term liquidity needs may also include the payment of unexpected contingencies, such as remediation of unknown environmental conditions at our properties or at additional properties that we develop or acquire, or renovations necessary to comply with the Americans with Disabilities Act of 1990, as amended, or other regulatory requirements. We do not expect that we will have sufficient funds on hand to cover all of our long-term liquidity needs. We will therefore seek to satisfy these needs through cash flow from operations, additional long-term secured and unsecured debt, including borrowings under the Credit Facility, the issuance of debt securities, the issuance of equity securities and equity-related securities (including OP Units), property dispositions and joint venture transactions. We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but we cannot make any assurance that this will be the case, especially in difficult market conditions.

Commitments

The following table summarizes our contractual commitments as of June 30, 2012 (including future interest payments) (in thousands):

Contractural Obligations	2012	2013-2014	2015-2016	Thereafter	Total
Long-term debt principal payments and maturities	$515	$133,997	$48,292	$99,047	$281,851
Interest payments on outstanding debt obligations	5,342	19,455	14,464	12,831	52,092
Operating lease obligations	326	1,913	1,972	25,276	29,487
Purchase commitments(1)	22,017	-	-	-	22,017
Other long-term liabilities	-	174	-	-	174
Total(2)	$28,200	$155,539	$64,728	$137,154	$385,621

(1)	Obligations relate to subcontracts associated with projects under construction and capital expenditures at June 30, 2012.

(2)	Excludes joint venture debt of approximately $48.3 million that matures between November 2012 and December 2012, of which we are the 49.9% owner, approximately $30.1 million that matures between October 2013 and December 2013, of which we are the 20.0% owner, and approximately $27.8 million that matures between December 2014 and January 2015, of which we are the 10.0% owner. We are the guarantor of these loans.

Off-Balance Sheet Arrangements

HSRE Joint Venture

We have investments in real estate ventures with HSRE, which we do not consolidate. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States. We and the joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operations. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

See "Our Relationship With HSRE" for additional information about each joint venture with HSRE.

Funds From Operations (“FFO”)

FFO is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, in October 2011, NAREIT communicated to its members that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the condensed consolidated financial statements included elsewhere in this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with U.S. GAAP) as an indicator of our properties' financial performance or to cash flow from operating activities (computed in accordance with U.S. GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO to our net income (loss) for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss) attributable to common stockholders	$(676)	$(638)	$(2,311)	$(1,110)
Net income (loss) attributable to noncontrolling interests	(14)	(3)	(23)	(5)
Real estate related depreciation and amortization	5,804	5,148	11,593	10,245
Real estate related depreciation and amortization - unconsolidated entities	495	637	988	1,159
FFO available to common shares and OP Units	$5,609	$5,144	$10,247	$10,289

In addition to FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of interest rate derivatives and other non-cash charges. Excluding the change in fair value of interest rate derivatives and other non-cash charges, adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt service obligations or other commitments and contingencies. This measure is referred to herein as funds from operations adjusted (“FFOA”).

The following table presents a reconciliation of our FFOA to our FFO for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
FFO available to common shares and OP Units	$5,609	$5,144	$10,247	$10,289
Elimination of change in fair value of interest rate derivatives (1)	-	(141)	-	(337)
Elimination of non-cash charge from the write-off of unamortized deferred financing costs (2)	-	-	960	-
FFOA available to common shares and OP Units	$5,609	$5,003	$11,207	$9,952

(1)	Includes only the non-cash portion of the change in the fair value of unhedged derivatives.

(2)	Six months ended June 30, 2012 includes approximately $960,000 non-cash charge related to the write-off of unamortized deferred financing costs associated with construction debt paid-off in connection with the February 2012 8.0% Series A Preferred Stock offering.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of June 30, 2012, approximately $130.3 million of our aggregate indebtedness (approximately 46.2% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $1.3 million annually. This assumes that the amount outstanding under our variable rate debt remains at $130.3 million, the balance as of June 30, 2012. From time to time, we enter into interest rate swap or cap agreements or other derivative financial instruments to manage, or hedge, interest rate risk related to variable rate borrowings outstanding under the Credit Facility.

While these agreements are intended to manage interest rate risk, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in Accounting Standards Codification 815 “Derivatives and Hedging.” We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the section entitled "Risk Factors" beginning on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

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

     Dated: August 7, 2012

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith.

