Form 10-Q
period 2012-09-30
Campus Crest Communities, Inc.
filed 2012-11-05
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common Stock, $0.01 par value per share	38,558,048 shares

CAMPUS CREST COMMUNITIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011

Assets
Investment in real estate, net:
Student housing properties	$667,182	$512,227
Accumulated depreciation	(91,680)	(76,164)
Development in process	33,558	45,278
Investment in real estate, net	609,060	481,341
Investment in unconsolidated entities	18,594	21,052
Cash and cash equivalents	15,984	10,735
Restricted cash	4,371	2,495
Student receivables, net of allowance for doubtful accounts of $677 and $246, respectively	2,050	1,259
Cost and earnings in excess of construction billings	17,047	10,556
Other assets, net	12,112	12,819
Total assets	$679,218	$540,257

Liabilities and Equity
Liabilities:
Mortgage and construction notes payable	$216,612	$186,914
Line of credit and other debt	59,874	82,052
Accounts payable and accrued expenses	39,952	30,650
Construction billings in excess of cost and earnings	135	165
Other liabilities	13,274	9,341
Total liabilities	329,847	309,122
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 10,000 shares authorized:
8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 2,300 and 0 shares issued and outstanding in 2012 and 2011, respectively	23	-
Common stock, $0.01 par value, 90,000 shares authorized, 38,560 and 30,710 shares issued and outstanding in 2012 and 2011, respectively	386	307
Additional common and preferred paid-in capital	376,795	248,599
Accumulated deficit and distributions	(31,988)	(21,410)
Accumulated other comprehensive loss	(168)	(387)
Total stockholders' equity	345,048	227,109
Noncontrolling interests	4,323	4,026
Total equity	349,371	231,135
Total liabilities and equity	$679,218	$540,257

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues:
Student housing rental	$21,449	$14,883	$57,160	$41,054
Student housing services	934	686	2,430	1,662
Development, construction and management services	12,103	4,827	43,162	26,444
Total revenues	34,486	20,396	102,752	69,160
Operating expenses:
Student housing operations	10,123	7,234	27,631	20,001
Development, construction and management services	11,374	4,393	40,260	24,229
General and administrative	1,972	1,253	6,517	4,923
Ground leases	54	52	163	156
Depreciation and amortization	5,799	4,873	17,528	15,239
Total operating expenses	29,322	17,805	92,099	64,548
Equity in earnings (loss) of unconsolidated entities	86	(233)	283	(759)
Operating income (loss)	5,250	2,358	10,936	3,853

Nonoperating income (expense):
Interest expense	(2,623)	(1,922)	(8,395)	(4,657)
Change in fair value of interest rate derivatives	(57)	(22)	(160)	315
Other income (expense)	6,554	42	6,479	87
Total nonoperating income (expense)	3,874	(1,902)	(2,076)	(4,255)
Net income (loss) before income tax expense	9,124	456	8,860	(402)
Income tax expense	(74)	(42)	(330)	(299)
Net income (loss)	9,050	414	8,530	(701)
Net (income) loss attributable to noncontrolling interests	(61)	(6)	(38)	(1)
Dividends on preferred stock	(1,150)	-	(2,964)	-
Net income (loss) attributable to common stockholders	$7,839	$408	$5,528	$(702)

Net income (loss) per share attributable to common stockholders - basic and diluted:	$0.20	$0.01	$0.16	$(0.02)

Weighted-average common shares outstanding:
Basic	38,479	30,724	33,514	30,717
Diluted	38,915	31,160	33,950	30,717

Distributions per common share	$0.16	$0.16	$0.48	$0.48

Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$9,050	$414	$8,530	$(701)
Change in fair value of interest rate derivatives	100	(33)	221	(253)
Comprehensive income (loss)	9,150	381	8,751	(954)
Comprehensive (income) loss attributable to noncontrolling interests	(61)	(6)	(40)	(1)
Dividends on preferred stock	(1,150)	-	(2,964)	-
Comprehensive income (loss) attributable to common stockholders	$7,939	$375	$5,747	$(955)

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Campus Crest Communities, Inc. Stockholders
	Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Common and Preferred Paid-in Capital	Accumulated Deficit and Distributions	Accumulated Other ComprehensiveIncome (Loss)	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$-	$307	$248,599	$(21,410)	$(387)	$4,026	$231,135
Issuance of preferred stock	23	-	54,870	-	-	-	54,893
Issuance of common stock	-	75	72,087	-	-	-	72,162
Issuance of restricted stock	-	4	(4)	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	1,243	-	-	468	1,711
Dividends on preferred stock	-	-	-	(2,964)	-	-	(2,964)
Dividends on common stock	-	-	-	(16,106)	-	-	(16,106)
Dividends to noncontrolling interests	-	-	-	-	-	(211)	(211)
Net income (loss)	-	-	-	8,492	-	38	8,530
Other comprehensive income (loss)	-	-	-	-	219	2	221
Balance at September 30, 2012	$23	$386	$376,795	$(31,988)	$(168)	$4,323	$349,371

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Operating activities:
Net income (loss)	$8,530	$(701)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,528	15,239
Amortization of deferred financing costs	2,341	898
Gain on purchase of previously unconsolidated entities	(6,554)	-
Loss on disposal of assets	149	58
Provision for bad debts	1,345	832
Change in non-cash portion of fair value of unhedged derivatives	-	(337)
Equity in (earnings) loss of unconsolidated entities	135	944
Distributions of accumulated earnings from unconsolidated entities	237	-
Compensation expense related to share based payments	762	195
Changes in operating assets and liabilities:
Restricted cash	(1,876)	953
Student receivables	(1,966)	(1,456)
Construction billings	(6,429)	(1,810)
Accounts payable and accrued expenses	5,293	3,322
Other	3,447	3,667
Net cash provided by (used in) operating activities	22,942	21,804
Investing activities:
Investments in development in process	(84,174)	(85,917)
Investments in student housing properties	(6,074)	(2,945)
Acquisition of previously unconsolidated entities, net of cash acquired	(15,877)	-
Investments in unconsolidated entities	(3,072)	(3,263)
Distributions from unconsolidated entities	2,994	6,175
Purchase of corporate furniture, fixtures and equipment	(980)	(176)
Net cash provided by (used in) investing activities	(107,183)	(86,126)
Financing activities:
Proceeds from mortgage and construction notes payable	79,121	88,338
Repayments of mortgage and construction notes payable	(76,722)	-
Proceeds from line of credit and other debt	43,900	44,500
Repayments of line of credit and other debt	(66,078)	(46,000)
Debt issuance costs	(1,028)	(1,338)
Proceeds from sale of preferred stock	57,500	-
Proceeds from sale of common stock	75,573	-
Payment of offering costs	(5,701)	(134)
Dividends on common stock	(14,858)	(13,719)
Dividends on preferred stock	(2,006)	-
Dividends to noncontrolling interests	(211)	(195)
Net cash provided by (used in) financing activities	89,490	71,452

Net change in cash and cash equivalents	5,249	7,130
Cash and cash equivalents at beginning of period	10,735	2,327
Cash and cash equivalents at end of period	$15,984	$9,457

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,820	$4,707
Cash paid for income taxes	571	2
Non-cash investing and financing activity:
Assets placed in service	$95,064	$85,922
Assumption of mortgage debt related to purchase of previously unconsolidated entities	27,299	-
Contribution of development in process to unconsolidated entity	2,893	7,666
Change in payables related to dividends to stockholders	2,206	1,017
Change in payables related to capital expenditures	1,781	12,624
Change in payables related to dividends to noncontrolling interests	-	15
Assumption of bonds related to land purchase	-	2,552

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Campus Crest Communities, Inc., together with its subsidiaries, is a self-managed, self-administered and vertically-integrated real estate investment trust (“REIT”) focused on developing, building, owning and managing high-quality, resident life focused student housing properties in the United States. We operate our business through Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”) and our subsidiaries. All references to “we,” “us,” “our,” the “Company” and “Campus Crest” refer to Campus Crest Communities, Inc. and our consolidated subsidiaries, including the Operating Partnership.

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

We have made the election to treat Campus Crest TRS Holdings, Inc. (“TRS Holdings”), our wholly-owned subsidiary, which holds our development, construction and management companies that provide services to entities in which we do not own 100% of the equity interests, as a taxable REIT subsidiary (“TRS”). As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes.

At September 30, 2012, we had an ownership interest in 39 operating properties comprising approximately 20,884 beds. Our portfolio consists of the following:

	Properties in Operation	Properties under Construction
Consolidated entities	32	3	(1)
Unconsolidated entities	7	2	(2)
Total	39	5

(1)	Includes three student housing properties with completion targeted for the 2013-2014 academic year, The Grove at Fort Collins, located in Colorado, The Grove at Muncie, located in Indiana and The Grove at Pullman, located in Washington.

(2)	Includes two student housing properties with completion targeted for the 2013-2014 academic year, The Grove at Norman, located in Oklahoma and The Grove at State College, located in Pennsylvania. Subsequent to quarter end, we reached an agreement with HSRE to develop/construct a joint venture property in Indiana, Pennsylvania. See Note 13 for further discussion.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate, allocation of purchase price to newly acquired student housing properties, fair value of financial assets and liabilities, including derivatives, and allowance for doubtful accounts. Actual results could differ from those estimates.

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, including interest, property taxes, the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of our student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.6 million and $2.0 million was capitalized during the three and nine months ended September 30, 2012, respectively, and approximately $0.4 million and $1.1 million were capitalized during the three and nine months ended September 30, 2011, respectively.

Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the accompanying condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2012 and December 31, 2011, we have deferred approximately $6.1 million and $2.7 million, respectively, in pre-development costs related to development projects that have not yet been acquired or for which construction has not commenced. Such costs are included in development in process on the accompanying condensed consolidated balance sheets.

Management assesses whether there has been impairment in the value of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of investment in real estate is measured by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the property. The estimation of future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment reducing the carrying value of our long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is recorded as an impairment charge. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary.

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

Real Estate Ventures

We hold interests in our properties, both under development and in operation, through interests in both consolidated and unconsolidated real estate ventures. We assess our investments in real estate ventures in accordance with applicable guidance under U.S. GAAP to determine if a venture is a Variable Interest Entity (“VIE”). We consolidate entities that are defined as VIEs and for which we are determined to be the primary beneficiary. In instances where we are not the primary beneficiary, we use the equity method of accounting. Entities that are not defined as VIEs are consolidated where we are the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control.

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

All derivative instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged and how effective the derivative is at offsetting movements in underlying exposure. We discontinue hedge accounting when: (i) we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current-period earnings as a component of the change in fair value of interest rate derivatives line item on the accompanying condensed consolidated statements of operations and comprehensive income (loss). Also included within this line item are any required monthly settlements on the swaps as well as any cash settlements paid.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans and lines of credit. The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of the revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of mortgages and construction loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction loans. The fair values of mortgage and construction loans are disclosed in Note 6.

The fair value of the interest rate caps and swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities and counterparty creditworthiness. Fair value guidance for financial assets and liabilities which are recognized and disclosed in the condensed consolidated financial statements on a recurring basis and nonfinancial assets on a nonrecurring basis establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

We have made the election to treat TRS Holdings, our subsidiary which holds our development, construction and management companies which provide services to entities in which we do not own 100% of the equity interests, as a TRS. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes. Our TRS accounts for its income taxes in accordance with U.S. GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

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

Stock-Based Compensation

We grant restricted stock and restricted common units of limited partnership interests in the Operating Partnership (“OP Units”) that vest over either a three or five year period. A restricted stock or OP Unit award is an award of our common stock or OP Units that are subject to restrictions on transferability and other restrictions determined by our compensation committee at the date of grant. A grant date is established for a restricted stock award or restricted OP Unit award upon approval from our compensation committee and board of directors. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock or OP Units has all the rights of a stockholder or OP Unit holder as to these shares or units, including the right to vote and the right to receive dividends or distributions on the shares or units. The fair value of the award is determined based on the market value of our common stock on the grant date and is recognized over the applicable vesting period for the entire award with cost recognized at the end of any period being at least equal to the shares that were then vested.

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

3. Student Housing Properties

The following is a summary of the gross carrying value of our student housing properties for the periods presented (in thousands):

	September 30, 2012	December 31, 2011
Land	$53,864	$37,646
Buildings and improvements	551,545	423,237
Furniture, fixtures and equipment	61,773	51,344
Student housing properties	$667,182	$512,227

4. Property Acquisitions

In July 2012, we acquired the remaining ownership interests in The Grove at Moscow, Idaho, and The Grove at Valdosta, Georgia, for approximately $16.8 million, and repaid the mortgage debt secured by these properties. Prior to this transaction, The Grove at Moscow, Idaho, was owned by HSRE-Campus Crest I, LLC, of which we owned 49.9% and Harrison Street Real Estate (“HSRE”) owned the remaining 50.1%, and The Grove at Valdosta, Georgia, was owned by HSRE-Campus Crest IV, LLC, of which we owned 20.0% and HSRE owned the remaining 80.0%. Prior to this transaction, we accounted for our ownership interest in the two properties under the equity method. In connection with recording our purchase of the remaining interests in the properties, we recognized a net gain of approximately $6.6 million related to the remeasurement to fair value of our previously held equity interests in the properties at the acquisition date. The gain is included in the other income (expense) line item in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following table is an allocation of the purchase price (in thousands):

Land	$3,410
Buildings and improvements	50,051
Furniture and fixtures	1,713
In-place leases	233
Other	974
Debt assumed at time of purchase	(27,299)
29,083
Implied fair value of our interests prior to transaction	(12,320)
$16,763

5. Investment in Unconsolidated Entities

We have investments in real estate ventures with HSRE which we do not consolidate. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States. Both we and our joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operation. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

We act as the operating member and day-to-day manager for these joint ventures and as such are entitled to receive fees for providing development and construction services (as applicable) and management services. We recognized revenues of approximately $12.1 million and $43.2 million for the three and nine months ended September 30, 2012, respectively, and revenues of approximately $4.8 million and $26.4 million for the three and nine months ended September 30, 2011, respectively. Such fees are reflected in development, construction and management services in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

We are a guarantor of the construction notes payable for these joint ventures. A summary of our unconsolidated investments as of September 30, 2012 is as follows (dollars in thousands):

					Debt
Unconsolidated Entities	Our Ownership	Number of Properties		Total Investment	Amount Outstanding	Weighted Average Interest Rate (1)		Maturity Date Range
HSRE-Campus Crest I, LLC	49.9%	3		$11,357	$34,085	2.72%		11/09/2012 – 01/09/2013(2)
HSRE-Campus Crest IV, LLC	20.0%	1		2,210	16,979	5.75	%(3)	12/1/2013
HSRE-Campus Crest V, LLC	10.0%	3		3,373	40,802	2.96%		12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%	2	(4)	1,654	-		(5)	5/8/2015 – 9/30/2015
Total Unconsolidated Entities		9		$18,594	$91,866	3.39%

(1)	Variable interest rate(s), except where otherwise noted.

(2)	In October 2012, we exercised a twelve month extension option which extended the maturity date range to 11/09/2013 - 01/09/2014.

(3)	Comprised of one fixed rate loan.

(4)	Subsequent to quarter end, we reached an agreement with HSRE to develop/construct a joint venture property in Indiana, Pennsylvania. See Note 13 for further discussion.

(5)	Interest rate as of September 30, 2012 not applicable as the outstanding loan balances were zero.

In March 2012, we entered into a new joint venture with HSRE, HSRE-Campus Crest VI, LLC (“HSRE VI”), to develop and operate additional student housing properties. As of September 30, 2012, we owned a 20.0% interest in this venture and affiliates of HSRE own the remaining 80.0%. HSRE VI is currently constructing two new student housing properties, The Grove at Norman, located in Oklahoma, and The Grove at State College, located in Pennsylvania. Both projects are targeted for completion for the 2013-2014 academic year. We made contributions to HSRE VI, net of cash received, of approximately $1.7 million during the nine months ended September 30, 2012, consisting of cash and assigned interest in both projects.

The following is a summary of the financial position of our unconsolidated entities in their entirety, not only our interest in the entities, for the periods presented (amounts in thousands):

	September 30, 2012	December 31, 2011

Assets
Student housing properties, net	$143,675	$123,552
Development in process	13,816	15,243
Other assets, net	7,943	5,696
Total assets	$165,434	$144,491

Liabilities and Equity
Construction notes payable	$91,866	$82,719
Other liabilities	22,094	14,402
Owners' equity	51,474	47,370
Total liabilities and equity	$165,434	$144,491

Share of historical owners' equity	$12,740	$11,101
Preferred investment (1)	9,146	13,231
Net difference in carrying value of investment versus net book value of underlying net assets (2)	(3,292)	(3,280)
Carrying value of investment in unconsolidated entities	$18,594	$21,052

(1)	As of September 30, 2012, we held Class B interests in The Grove at San Angelo and The Grove at Conway of approximately $9.1 million. At December 31, 2011, we also held Class B interests in The Grove at Moscow and The Grove at Valdosta of approximately $4.1 million. These preferred interests entitle us to a 9.0% return on our investment but otherwise do not change our effective ownership interest in these properties. In July 2012, we acquired 100% of the remaining interests in The Grove at Moscow from HSRE-Campus Crest I, LLC and The Grove at Valdosta from HSRE-Campus Crest IV, LLC (see Note 4).

(2)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entities and the elimination of service related revenue to the extent of our percentage ownership.

The following is a summary of the operating results for our unconsolidated entities in their entirety, not only our interest in the entities, for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$4,162	$5,038	$13,337	$12,547
Expenses:
Operating expenses	2,159	2,541	7,242	6,662
Interest expense	1,091	1,867	3,790	4,811
Depreciation and amortization	1,134	1,348	3,555	3,586
Net income (loss)	$(222)	$(718)	$(1,250)	$(2,512)

Company's share of net income (loss) (1)	$(20)	$(309)	$(135)	$(944)
Income on preferred investments	106	76	418	185
Equity in earnings (loss) of unconsolidated entities	$86	$(233)	$283	$(759)

(1)	Amount differs from net loss multiplied by our ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level.

6. Debt

The following is a summary of our mortgage and construction notes payable, the Credit Facility (defined below) and other debt for the periods presented (amounts in thousands):

	September 30, 2012	December 31, 2011
Fixed-rate mortgage notes payable	$148,890	$109,276
Variable-rate mortgage notes payable	28,726	28,726
Construction loans	38,996	48,912
Line of credit	56,500	79,500
Other debt	3,374	2,552
	$276,486	$268,966

Line of Credit

We have a revolving credit facility (the “Credit Facility”) with Citibank, N.A. and certain other parties thereto. The Credit Facility provides for borrowing capacity of up to $200 million and includes an accordion feature that allows us to request an increase in the total commitments of an additional $125 million to a total commitment of $325 million. The Credit Facility matures in August 2014 and provides us a one-year extension option, subject to certain terms and conditions. Amounts outstanding under the Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Credit Facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. At September 30, 2012, the interest rate on the Credit Facility was 2.49%. Under the Credit Facility, our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

As of September 30, 2012 and December 31, 2011, we had approximately $56.5 million and $79.5 million outstanding under the Credit Facility, respectively. At September 30, 2012, we had approximately $91.8 million of borrowing capacity under the Credit Facility. Our ability to borrow under this facility is subject to our ongoing compliance with a number of customary financial covenants, as described further in our Annual Report on Form 10-K for the year ended December 31, 2011.

We and certain of our subsidiaries guarantee the obligations under the Credit Facility and we and certain of our subsidiaries have agreed to not encumber assets comprising the borrowing base used to determine the borrowing capacity under the Credit Facility. At September 30, 2012, we were in compliance with the above financial covenants with respect to the Credit Facility.

We are currently negotiating an amendment to increase the borrowing capacity as well as to modify certain other items under the Credit Facility. See Note 13 for further discussion.

Mortgage Notes Payable

Mortgage notes payable are collateralized by properties and their related revenue streams or properties under construction. The following presents our mortgage notes payable outstanding for the periods presented (dollar amounts in thousands):

	Face Amount	Principal Outstanding at 9/30/2012	Principal Outstanding at 12/31/2011	Stated Interest Rate	Interest Rate at 9/30/2012	Maturity Date		Amortization
Construction loans
The Grove at Orono	$15,206	$10,506	$-	LIBOR + 275 bps	2.97%	6/30/2014		Interest only
The Grove at Auburn	16,294	13,157	-	LIBOR + 295 bps	3.17%	7/22/2014		Interest only
The Grove at Flagstaff	19,842	15,331	-	Prime + 25 bps / LIBOR + 250 bps	3.06%	12/9/2014		Interest only
The Grove at Muncie	14,567	1	-	LIBOR + 225 bps	2.47%	7/3/2015		Interest only
The Grove at Fort Collins	19,073	1	-	LIBOR + 225 bps	2.47%	7/3/2015		Interest Only
The Grove at Pullman	16,016	-		LIBOR + 220 bps	2.42%	9/5/2015		Interest Only
Construction (three properties) (3)	37,523	-	33,536	LIBOR + 475 bps	N/A (2)	N/A	(2)	Interest only
Mortgage loans
The Grove at Huntsville and The Grove at Stateboro	28,726	28,726	28,726	LIBOR + 250 bps	2.72%	1/9/2013	(1)	Interest only
The Grove at Milledgeville	16,250	16,089	16,221	6.12%	6.12%	10/1/2016		30 years
The Grove at Carrollton and The Grove at Las Cruces	29,790	29,495	29,738	6.13%	6.13%	10/11/2016		30 years
The Grove at Asheville	14,800	14,729	14,800	5.77%	5.77%	4/11/2017		30 years
The Grove at Ellensburg	16,125	16,125	16,125	5.10%	5.10%	9/1/2018		30 years
The Grove at Nacogdoches	17,160	17,160	17,160	5.01%	5.01%	9/1/2018		30 years
The Grove at Greeley	15,233	15,233	15,233	4.29%	4.29%	10/1/2018		30 years
The Grove at Clarksville	16,350	16,350	-	4.03%	4.03%	7/1/2022		30 years(4)
The Grove at Columbia(3)	23,775	23,709	15,375	3.83%	3.83%	7/1/2022		30 years
		$216,612	$186,914

(1)	Note has a twelve-month extension option for a 1/9/2014 maturity date, subject to certain terms and conditions.

(2)	Not applicable as the loan was paid off during the first quarter of 2012.

(3)	Represents variable rate construction loan at December 31, 2011 which was paid off during the first quarter of 2012. Permanent financing was secured during the second quarter of 2012.

(4)	Interest only through June 30, 2014. Beginning July 1, 2014, repayments are based on a 30-year amortization schedule.

During the period January 1, 2012 through February 13, 2012, we had an aggregate of approximately $48.9 million outstanding under two construction loans that were utilized to partially finance the construction of four properties opened for the 2011-2012 academic year. These construction loans were repaid in full on February 13, 2012 with proceeds from the Series A Preferred Stock offering (see Note 9).

In June 2012, we closed on approximately $40.1 million of Freddie Mac financings on The Grove at Clarksville, Tennessee, and The Grove at Columbia, Missouri. The proceeds from the financings were used to reduce outstanding balances under the Credit Facility.

In July 2012, we acquired the remaining ownership interests in The Grove at Moscow, Idaho, and The Grove at Valdosta, Georgia. See Note 4 regarding discussion of the acquisition. In connection with this acquisition, we repaid $27.3 million in mortgage debt secured by these properties and expensed $0.2 million in associated unamortized deferred financing costs, recorded within other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss).

In July 2012, we closed on $33.6 million of construction financings for our wholly-owned projects in Ft. Collins, Colorado and Muncie, Indiana, and in September 2012, we closed on $16.0 million of construction financing for our wholly-owned project in Pullman, Washington. These projects are all anticipated to be delivered for the 2013-2014 academic year.

The estimated fair value of our mortgage and construction notes payable at September 30, 2012 and December 31, 2011 was approximately $227.8 million and $185.2 million, respectively. Estimated fair values are determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads (Level 2 fair value measurement).

Scheduled maturities of debt as of September 30, 2012 are as follows (in thousands):

For the year ending:	Total
Remainder of 2012	$283
2013	30,779
2014	98,083
2015	2,574
2016	45,720
Thereafter	99,047
$276,486

7. Derivative Instruments and Hedging Activities

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

As of September 30, 2012 and December 31, 2011, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying condensed consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.

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

The following is a summary of the derivative instruments we entered into for the periods presented (amounts in thousands):

	As of September 30, 2012				September 30, 2012		December 31, 2011
Derivative Agreement	Notional Amount	Receive Rate	Pay or Strike Rate	Maturity Date	Asset	Liability	Asset	Liability
Interest rate cap	$62,500	1 Month LIBOR	2.50%	March 2013	$-	$-	$-	$-
Interest rate cap	18,761	1 Month LIBOR	1.25%	April 2013	-	-	4	-
Interest rate swap	18,761	1 Month LIBOR	1.39%	April 2013	-	(129)	-	(231)
					$-	$(129)	$4	$(231)

The following summarizes the effect of interest rate derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the periods presented (amounts in thousands):

	Amount of Income (Loss) Recognized on OCI Derivatives (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Derivatives designated as cash flow hedges:
Caps	$-	$(23)	$(4)	$(97)
Swaps (receive float/pay fixed)	45	(10)	102	181
Total effect of derivative instruments on other comprehensive income	$45	$(33)	$98	$84

	Amount of Income (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Swap	$(55)	$-	$(123)	$-

		Three Months Ended		Nine Months Ended
Interest rate swaps (receive float/pay fixed):	Location of Gain (Loss) Recognized on Statements of Operations	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Monthly net settlements —cash settled	Change in fair value of interest rate derivatives	$(57)	$(22)	$(160)	$(22)
Mark to market adjustments — non-cash	Change in fair value of interest rate derivatives	-	-	-	337
Total effect of derivative instruments on the condensed consolidated statements of operations		$(57)	$(22)	$(160)	$315

Interest rate caps and interest rate swaps measured at fair value for the periods presented are as follows (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of Period
September 30, 2012
Other assets - Interest rate caps	$-	$-	$-	$-
Other liabilities - Interest rate swaps	-	(129)	-	(129)

December 31, 2011
Other assets - Interest rate caps	-	4	-	4
Other liabilities - Interest rate swaps	-	(231)	-	(231)

8. Earnings per Share

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

Computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2012 and 2011 are as follows (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Basic earnings:
Net income (loss) attributable to common stockholders	$7,839	$408	$5,528	$(702)
Diluted earnings:
Net income (loss) attributable to common stockholders	7,839	408	5,528	(702)
Add: net income (loss) attributable to noncontrolling interests	61	6	38	-	(1)
Net income (loss) attributable to common stockholders and participating securities	$7,900	$414	$5,566	$(702)

Weighted average common shares outstanding:
Basic	38,479	30,724	33,514	30,717
Incremental shares from assumed conversion - OP Units	436	436	436	-	(1)
Diluted	38,915	31,160	33,950	30,717

Basic income (loss) per share	$0.20	$0.01	$0.16	$(0.02)
Diluted income (loss) per share	$0.20	$0.01	$0.16	$(0.02	)(1)

(1)	We reported a net loss for the nine months ended September 30, 2011. The effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share. Therefore, for the nine months ended September 30, 2011, the computation of both basic and diluted earnings per share is the same. For the nine months ended September 30, 2011, 435,593 OP Units and restricted OP Units were not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

9. Equity

Preferred Stock

In February 2012, we closed an underwritten public offering of approximately 2.3 million shares of our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), including approximately 0.3 million shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. The shares of Series A Preferred Stock were issued at a public offering price of $25.00 per share, for net proceeds of approximately $54.9 million after deducting the underwriting discount and other offering costs. We used the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans which had been used as partial funding for the four properties that were delivered for the 2011-2012 academic year (see Note 6). We used the remaining proceeds for general corporate purposes, including funding properties currently under development.

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

In July 2012, we closed an underwritten public offering of approximately 7.5 million shares of common stock, including approximately 1.0 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $72.2 million. The net proceeds were used to: (1) acquire the remaining ownership interests in The Grove at Moscow, Idaho and The Grove at Valdosta, Georgia that we did not already own, and to repay the mortgage debt secured by these properties; and (2) to reduce borrowings outstanding under the Credit Facility. Remaining net proceeds were used for general corporate purposes.

As of September 30, 2012, there were approximately 39.0 million OP Units outstanding, of which approximately 38.6 million, or 98.9%, were owned by us and approximately 0.4 million, or 1.1%, were owned by other partners, including certain of our executive officers. As of September 30, 2012, the fair market value of the OP Units not owned by us was $4.7 million, based on a market value of $10.80 per unit, which was the closing stock price of our shares on September 28, 2012.

The following is a summary of changes of our common shares for the periods shown (in thousands):

	Nine Months Ended
	September 30, 2012	September 30, 2011
Common shares at beginning of period	30,710	30,682
Issuance of common shares	7,475	-
Issuance of restricted shares	376	25
Forfeiture of restricted shares	(1)	-
Common shares at end of period	38,560	30,707

Dividends and Distributions

On September 12, 2012, we announced that our Board of Directors declared a third quarter 2012 dividend of $0.16 per common share and OP Unit. The dividend was paid on October 10, 2012, to stockholders of record on September 26, 2012. At September 30, 2012, we accrued approximately $6.2 million related to our common dividend in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

On September 12, 2012, the Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the period July 16, 2012 through October 15, 2012. The preferred share dividend was paid on October 15, 2012, to stockholders of record on September 26, 2012. At September 30, 2012, we accrued approximately $1.0 million related to our preferred dividend in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

10. Incentive Plans

We have adopted the 2010 Equity Incentive Compensation Plan (the "Incentive Plan") which permits the grant of incentive awards to our executive officers, employees, consultants and non-employee directors. The aggregate number of awards available for issuance under the Incentive Plan is 2.5 million. As of September 30, 2012 and December 31, 2011, approximately 1.2 million shares and 1.9 million shares, respectively, were available for issuance under the Incentive Plan.

Restricted Stock Awards

Awards to our executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to our non-employee directors vest over a five year period and are subject to restriction based upon continued service on our Board of Directors.

At September 30, 2012, unearned compensation totaled approximately $3.7 million and will be recorded over the applicable vesting period of three to five years. We recognized stock compensation of approximately $0.5 million and $1.3 million during the three and nine months ended September 30, 2012, respectively, and approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2011, respectively, in the accompanying condensed consolidated financial statements.

Restricted OP Units

At September 30, 2012, unearned compensation totaled approximately $0.7 million, and will be recorded over the applicable vesting period of three years. We recognized compensation cost related to the vesting of restricted OP Units of approximately $0.2 million and $0.5 million during the three and nine months ended September 30, 2012, respectively, and approximately $0.2 million and $0.5 million during the three and nine months ended September 30, 2011, respectively, in the accompanying condensed consolidated financial statements.

The following is a summary of our plan activity for the period shown (in thousands, except weighted average grant price):

	Restricted Common Stock	Restricted OP Units	Weighted Average Grant Price
Unvested balance at December 31, 2011	80	100	$12.32
Granted	376	-	10.83
Vested	(3)	-	10.61
Forfeited	(1)	-	10.61
Unvested balance at Septmber 30, 2012	452	100	$11.32

11. Segments

The operating segments in which management assesses performance and allocates resources are student housing operations and development, construction and management services. Our segments reflect management's resource allocation and performance assessment in making decisions regarding our Company. Our student housing rental and student housing services revenues are aggregated within the student housing operations segment and our third-party services of development, construction and management are aggregated within the development, construction and management services segment.

The following tables set forth our segment information for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
Student Housing Operations	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues from external customers	$22,383	$15,569	$59,590	$42,716
Operating expenses	15,921	12,297	45,306	35,412
Operating income	6,462	3,272	14,284	7,304
Nonoperating expenses	(2,466)	(1,504)	(7,595)	(3,043)
Net income (loss)	3,996	1,768	6,689	4,261
Net (income) loss attributable to noncontrolling interests	(38)	(18)	(64)	(43)
Net income (loss) attributable to stockholders	$3,958	$1,750	$6,625	$4,218
Depreciation and amortization	$5,727	$4,809	$17,319	$15,054
Total segment assets at end of period	$636,911	$436,280	$636,911	$436,280

Development, Construction and Management Services
Revenues from external customers	$12,103	$4,827	$43,162	$26,444
Intersegment revenue	19,844	28,330	65,368	80,245
Total revenues	31,947	33,157	108,530	106,689
Operating expenses	32,015	31,055	105,361	99,133
Operating income	(68)	2,102	3,169	7,556
Nonoperating expenses	(10)	(15)	(10)	(250)
Net income (loss)	(78)	2,087	3,159	7,306
Net (income) loss attributable to noncontrolling interests	1	(21)	(30)	(73)
Net income (loss) attributable to stockholders	$(77)	$2,066	$3,129	$7,233
Depreciation and amortization	$22	$21	$67	$67
Total segment assets at end of period	$36,525	$13,954	$36,525	$13,954

Reconciliations
Total segment revenues	$54,330	$48,726	$168,120	$149,405
Elimination of intersegment revenues	(19,844)	(28,330)	(65,368)	(80,245)
Total consolidated revenues	$34,486	$20,396	$102,752	$69,160

Segment operating income (loss)	$6,394	$5,374	$17,453	$14,860
Interest expense	(2,623)	(1,922)	(8,395)	(4,657)
Change in fair value of interest rate derivatives	(57)	(22)	(160)	315
Net unallocated expenses and eliminations	(1,230)	(2,785)	(6,800)	(10,248)
Equity in earnings (loss) of unconsolidated entities	86	(233)	283	(759)
Other income (expense)	6,554	43	6,479	87
Income tax expense	(74)	(41)	(330)	(299)
Net income (loss)	$9,050	$414	$8,530	$(701)

Total segment assets at end of period	$673,436	$450,234	$673,436	$450,234
Unallocated corporate assets and eliminations	5,782	16,610	5,782	16,610
Total assets at end of period	$679,218	$466,844	$679,218	$466,844

12. Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development, construction and other purchase commitments with parties that provide development, construction and other goods and services. In the event we were to terminate these services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At September 30, 2012, management does not anticipate any material deviations from schedule or budget related to projects currently in progress.

In the ordinary course of business, certain liens related to the construction of student housing real estate property may be attached to our assets by contractors or suppliers. We are responsible as the general contractor for resolving these liens. There can be no assurance that we will not be required to pay amounts greater than currently recorded liabilities to settle these claims.

We guarantee certain mortgage notes related to our unconsolidated joint ventures (See Note 5).

Contingencies

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of allsuch matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have amaterial adverse effect on our financial position or results of operations. Other than routine litigation arising in the ordinary course of business and after taking into account insurance coverage, we are not involved in any material litigation nor, to management's knowledge, is any material litigation currently threatened against us or our properties or subsidiaries.

We are not aware of any environmental liability with respect to the properties that could have a material adverse effect on our business, assets or results ofoperations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmentalliability could have an adverse effect on our results of operations and cash flows.

13. Related Party Transactions

We lease aircraft from entities in which two of our executive officers have an ownership interest. We incurred costs from these entities of approximately $50,000 and $150,000 for the three and nine months ended September 30, 2012, respectively. We incurred costs from these entities of approximately $50,000 and $130,000 for the three and nine months ended September 30, 2011, respectively.

We have engaged an entity affiliated with one of our board members to perform certain information technology services. The total contract value is approximately $0.3 million, which has been fully paid as of September 30, 2012.

14. Subsequent Events

Subsequent to quarter end, we reached an agreement with HSRE to develop/construct a joint venture property in Indiana, Pennsylvania. The Grove at Indiana is anticipated to be owned jointly by HSRE and us through HSRE-Campus Crest VI, LLC and will hold approximately 224 units and 600 beds. We expect this to close in the fourth quarter of 2012.

We are currently negotiating an amendment to our Credit Facility. We have received approximately $250.0 million in commitments and expect to close the amended Credit Facility in early 2013. The amended Credit Facility is anticipated to have improved pricing, a four-year term plus an additional one year extension option (upon satisfaction of conditions), a $50.0 million term loan component and an accordion feature that can increase the size of the facility to approximately $600.0 million (upon satisfaction of conditions). We plan to contribute The Grove at Huntsville, The Grove at Moscow and The Grove at Valdosta to the unencumbered pool of the Credit Facility. The proposed amendment to the Credit Facility is subject to definitive documentation; accordingly, we can make no assurance that the Credit Facility will be amended as expected or at all.

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

Overview

We are a self-managed, self-administered and vertically-integrated REIT focused on developing, building, owning and managing high-quality, resident life focused student housing properties in the United States. We operate our business through the Operating Partnership and our subsidiaries. We derive substantially all of our revenue from student housing rental, student housing services, construction and development services and management services. As of September 30, 2012, we owned 98.9% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”), and all of the outstanding preferred units of limited partnership interest in the Operating Partnership.

We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality student housing properties in the United States based on beds owned and under management. As of September 30, 2012, we owned interests in 39 operating student housing properties. As of September 30, 2012, our portfolio consists of:

	Number of Properties		Units	Beds
Operating properties:
Wholly-owned	32		6,248	16,936
Unconsolidated joint ventures	7		1,422	3,948
Total operating portfolio	39		7,670	20,884
Properties under development:
Wholly-owned - 2013 deliveries	3	(1)	650	1,780
Unconsolidated joint venture - 2013 deliveries	2	(2)	440	1,184
Total portfolio	44		8,760	23,848

(1)	Includes three student housing properties with completion targeted for the 2013-2014 academic year, The Grove at Fort Collins, located in Colorado, The Grove at Muncie, located in Indiana and The Grove at Pullman, located in Washington.

(2)	Includes two student housing properties with completion targeted for the 2013-2014 academic year, The Grove at Norman, located in Oklahoma and The Grove at State College, located in Pennsylvania. Subsequent to quarter end, we reached an agreement with HSRE to develop/construct a joint venture property in Indiana, Pennsylvania. See Note 13 in the accompanying condensed consolidated financial statements for further discussion.

All of our properties are recently built and have close proximities to campus, with an average age of approximately 3.1 years and an Median distance to campus of 0.5 miles; both calculated as of September 30, 2012. For the nine months ended September 30, 2012, the average occupancy for our 39 operating properties was approximately 90.5% and the average monthly total revenue (including rental and service revenue) per occupied bed ("RevPOB") was approximately $496.

All of our communities contain modern apartment units with many resort-style amenities and are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 8,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth. We recently completed the construction of three wholly-owned properties, a 160 bed expansion at an existing wholly-owned property, and three joint venture properties; all commenced operations in August/September 2012 for the 2012-2013 academic year. We have additionally begun construction at three wholly-owned properties and two joint venture properties for which we expect to commence operations in August/September 2013 for the 2013-2014 academic year. Subsequent to quarter end, we reached an agreement with HSRE to develop/construct a property in Indiana, Pennsylvania. See Note 13 in the accompanying condensed consolidated financial statements for further discussion. At September 30, 2012, our ownership interest in these joint ventures was 20.0%.

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

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was consolidated by our predecessor and four additional properties that are owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that are owned by a real estate venture in which we have a noncontrolling interest. Concurrent with the our initial public offering and related formation transactions in October 2010, we purchased the remaining interest in one of the properties owned by this real estate venture. In August 2011, we opened four wholly-owned properties for the 2011-2012 academic year and two properties for the 2011-2012 academic year that are owned by a real estate venture in which we have a noncontrolling interest. In December 2011, we purchased the remaining interests in two properties owned by two of the aforementioned joint ventures. In July 2012, we purchased the remaining interests in two additional properties owned by one of the aforementioned joint ventures. In August/September 2012, we opened three wholly-owned properties for the 2012-2013 academic year and three properties for the 2012-2013 academic year that are owned by a real estate venture in which we have a noncontrolling interest.

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

Our Relationship With HSRE

We are party to four joint venture arrangements with Harrison Street Real Estate ("HSRE"), a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of September 30, 2012, we have developed 14 properties in partnership with HSRE with a total aggregate cost of approximately $257.0 million. In general, we are responsible for the day-to-day management of the business and affairs of the joint ventures, provided that major decisions (including budgeting) be approved by both ourselves and HSRE. In addition to distributions to which we are entitled as an investor in the joint ventures, we receive, or have in the past received, fees for providing services to the properties held by the joint ventures pursuant to development and construction agreements and property management agreements. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by the joint ventures exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project.

HSRE I. HSRE-Campus Crest I, LLC ("HSRE I") indirectly owned 100% interests in the following three properties at September 30, 2012: The Grove at Conway, The Grove at Lawrence, and The Grove at San Angelo. At September 30, 2012, we owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%.

HSRE IV. HSRE-Campus Crest IV, LLC ("HSRE IV") indirectly owned 100% interest in one property at September 30, 2012, The Grove at Denton. At September 30, 2012, we owned a 20.0% interest in HSRE IV and affiliates of HSRE owned the remaining 80.0%.

HSRE V. HSRE-Campus Crest V, LLC (“HSRE V”) indirectly owned 100% interests in the following three properties at September 30, 2012: The Grove at Fayetteville, The Grove at Laramie, and The Grove at Stillwater. At September 30, 2012, we owned a 10.0% interest in HSRE V and affiliates of HSRE owned the remaining 90.0%.

HSRE VI. HSRE-Campus Crest VI, LLC (“HSRE VI”) is currently building two new student housing properties with completion targeted for the 2013-2014 academic year. The properties, located in Norman, Oklahoma and State College, Pennsylvania, contain an aggregate of approximately 1,184 beds and have an estimated cost of approximately $53.4 million. At September 30, 2012, we owned a 20.0% interest in HSRE VI and affiliates of HSRE owned the remaining 80.0%. Subsequent to quarter end, we reached an agreement with HSRE to develop/construct a joint venture property in Indiana, Pennsylvania. See Note 13 in the accompanying condensed consolidated financial statements for further discussion.

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

Unlike traditional multi-family housing, most of our leases commence and terminate on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminate at the completion of the last subsequent summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season that typically begins in January and ends in August of each year. Our properties' occupancy rates are therefore typically relatively stable during the August to July academic year, but are susceptible to fluctuation at the commencement of each new academic year, which may be greater than the fluctuation in occupancy rates experienced by traditional multi-family properties. For most of our properties, the primary leasing season concludes by the end of August (our properties located in Ellensburg, Washington; Cheney, Washington; and Orono, Maine are exceptions, where the primary leasing season typically extends into September, as the academic year for the primary university served by each of these properties typically starts in late September).

Development, Construction and Management Services

The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. In particular, HSRE VI, in which we have a 20% interest, is anticipated to build additional student housing properties with completion targeted for the 2013-2014 academic year. We expect to receive fees for providing development and construction services to HSRE VI. Additionally, we expect to receive management fees for managing properties owned by this venture once they are placed in service. No assurance can be given that HSRE VI will be successful in developing student housing properties as currently contemplated.

Capital Raising Activities

In February 2012, we closed an underwritten public offering of approximately 2.3 million shares of our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), including approximately 0.3 million shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. The shares of Series A Preferred Stock were issued at a public offering price of $25.00 per share, for net proceeds of approximately $54.9 million after deducting the underwriting discount and other offering costs. We used the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans which had been used as partial funding for the four properties that were delivered for the 2011-2012 academic year. We used the remaining proceeds for general corporate purposes, including funding properties currently under development.

In July 2012, we closed an underwritten public offering of approximately 7.5 million shares of common stock, including approximately 1.0 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $72.2 million. The net proceeds were used to: (1) acquire the remaining ownership interests in The Grove at Moscow, Idaho and The Grove at Valdosta, Georgia that we did not already own, and to repay the mortgage debt secured by these properties; and (2) to reduce borrowings outstanding under the Credit Facility (defined below). Remaining net proceeds were used for general corporate purposes.

Results of Operations

Comparison of the Three and Nine months ended September 30, 2012 and 2011

The following table presents our results of operations for the three months ended September 30, 2012 and 2011, including the amount and percentage change in these results between the periods:

	Three Months Ended
	September 30, 2012	September 30, 2011	Change ($)	Change (%)

Revenues:
Student housing rental	$21,449	$14,883	$6,566	44.1%
Student housing services	934	686	248	36.2%
Development, construction and management services	12,103	4,827	7,276	150.7%
Total revenues	34,486	20,396	14,090	69.1%
Operating expenses:
Student housing operations	10,123	7,234	2,889	39.9%
Development, construction and management services	11,374	4,393	6,981	158.9%
General and administrative	1,972	1,253	719	57.4%
Ground leases	54	52	2	3.8%
Depreciation and amortization	5,799	4,873	926	19.0%
Total operating expenses	29,322	17,805	11,517	64.7%
Equity in earnings (loss) of unconsolidated entities	86	(233)	319	NM
Operating income (loss)	5,250	2,358	2,892	122.6%

Nonoperating income (expense):
Interest expense	(2,623)	(1,922)	(701)	36.5%
Change in fair value of interest rate derivatives	(57)	(22)	(35)	159.1%
Other income (expense)	6,554	42	6,512	15,504.8%
Total nonoperating income (expense)	3,874	(1,902)	5,776	NM
Net income (loss) before income tax expense	9,124	456	8,668	1,900.9%
Income tax expense	(74)	(42)	(32)	76.2%
Net income (loss)	9,050	414	8,636	2,086.0%
Net (income) loss attributable to noncontrolling interests	(61)	(6)	(55)	916.7%
Dividends on preferred stock	(1,150)	-	(1,150)	N/A
Net income (loss) attributable to common stockholders	$7,839	$408	$7,431	1,821.3%

The following table presents our results of operations for the nine months ended September 30, 2012 and 2011, including the amount and percentage change in these results between the periods:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Change ($)	Change (%)

Revenues:
Student housing rental	$57,160	$41,054	$16,106	39.2%
Student housing services	2,430	1,662	768	46.2%
Development, construction and management services	43,162	26,444	16,718	63.2%
Total revenues	102,752	69,160	33,592	48.6%
Operating expenses:
Student housing operations	27,631	20,001	7,630	38.1%
Development, construction and management services	40,260	24,229	16,031	66.2%
General and administrative	6,517	4,923	1,594	32.4%
Ground leases	163	156	7	4.5%
Depreciation and amortization	17,528	15,239	2,289	15.0%
Total operating expenses	92,099	64,548	27,551	42.7%
Equity in earnings (loss) of unconsolidated entities	283	(759)	1,042	NM
Operating income (loss)	10,936	3,853	7,083	183.8%

Nonoperating income (expense):
Interest expense	(8,395)	(4,657)	(3,738)	80.3%
Change in fair value of interest rate derivatives	(160)	315	(475)	NM
Other income (expense)	6,479	87	6,392	7,347.1%
Total nonoperating income (expense)	(2,076)	(4,255)	2,179	(51.2%)
Net income (loss) before income tax expense	8,860	(402)	9,262	NM
Income tax expense	(330)	(299)	(31)	10.4%
Net income (loss)	8,530	(701)	9,231	NM
Net (income) loss attributable to noncontrolling interests	(38)	(1)	(37)	3,700.0%
Dividends on preferred stock	(2,964)	-	(2,964)	N/A
Net income (loss) attributable to common stockholders	$5,528	$(702)	$6,230	NM

Student Housing Operations

The following table presents our consolidated operating properties as of September 30, 2012 and 2011, including the amount and percentage change between the periods:

	September 30, 2012	September 30, 2011	Change ($)	Change (%)
Consolidated operating properties	32	25	7	28.0%
Units	6,248	4,764	1,484	31.2%
Beds	16,936	12,844	4,092	31.9%

Revenue (which includes student housing rental and student housing service revenue) in the student housing operations segment increased approximately $6.8 million for the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to an approximate $6.1 million increase resulting from the inclusion of both developed and acquired properties over the trailing twelve months (see “New Property Operations”) and an approximate $0.7 million increase resulting from higher RevPOB and a 2.1% increase in occupancy at the properties in our same-store classification (see “Same-Store Property Operations”). Similarly, operating expenses increased approximately $2.9 million for the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to an approximate $2.7 million increase resulting from the inclusion of both developed and acquired properties over the trailing twelve months (see “New Property Operations”) and an approximate $0.2 million increase resulting properties in our same-store classification (see “Same-Store Property Operations”).

Revenue (which includes student housing rental and student housing service revenue) in the student housing operations segment increased approximately $16.9 million for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to an approximate $14.9 million increase resulting from the inclusion of both developed and acquired properties over the trailing twelve months (see “New Property Operations”) and an approximate $2.0 million increase resulting from higher RevPOB and a 2.2% increase in occupancy at the properties in our same-store classification (see “Same-Store Property Operations”). Similarly, operating expenses increased approximately $7.6 million for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to an approximate $6.8 million increase resulting from the inclusion of both developed and acquired properties over the trailing twelve months (see “New Property Operations”) and an approximate $0.8 million increase resulting properties in our same-store classification (see “Same-Store Property Operations”).

New Property Operations. In August 2012, we opened three developed properties: The Grove at Auburn, The Grove at Flagstaff, and The Grove at Orono, as well as a 160 bed expansion at an existing wholly-owned property. In July 2012, we acquired the remaining interests in The Grove at Moscow and The Grove at Valdosta. Similarly in December 2011, we acquired the remaining interests in The Grove at Huntsville and The Grove at Statesboro. The interests in these four properties were acquired from HSRE. Prior to the acquisition date of these interests, we accounted for our ownership interest in these properties under the equity method; subsequent to our acquisition date of these interests, we consolidated the results of operations of these properties. In August 2011, we opened four developed properties: The Grove at Ames, The Grove at Clarksville, The Grove at Columbia and The Grove at Fort Wayne. These developments and acquisitions contributed approximately $6.1 million and $14.9 million of revenues and approximately $2.7 million and $6.8 million of operating expenses for the three and nine months, respectively, ended September 30, 2012.

Same-Store Property Operations. We had 21 “same-store” properties that were operating for the three months ended September 30, 2012 and 2011. Average occupancy at these properties increased to approximately 92.0% for the three months ended September 30, 2012 as compared to approximately 89.9% for the three months ended September 30, 2011 and RevPOB increased to approximately $500 for the three months ended September 30, 2012 as compared to approximately $488 for the three months ended September 30, 2011. Same store properties contributed approximately $14.5 million of revenues and approximately $7.0 million of operating expenses for the three months ended September 30, 2012 as compared to approximately $13.8 million of revenues and approximately $6.8 million of operating expenses for the three months ended September 30, 2011. The increase in revenues is the combined result of increased occupancy and RevPOB period over period. The increase in operating expenses is due to increased property leasing efforts as well as taxes and insurance costs, offset by lower utility costs. Our growth in revenues outpaced our growth in operating expenses, resulting in a slight increase in property operating margin period over period.

We had 21 “same-store” properties that were operating for the nine months ended September 30, 2012 and 2011. Average occupancy at these properties increased to approximately 91.5% for the nine months ended September 30, 2012 as compared to approximately 89.3% for the nine months ended September 30, 2011 and RevPOB increased to approximately $495 for the nine months ended September 30, 2012 as compared to approximately $484 for the nine months ended September 30, 2011. Same store properties contributed approximately $42.9 million of revenues and approximately $20.3 million of operating expenses for the nine months ended September 30, 2012 as compared to approximately $40.9 million of revenues and approximately $19.5 million of operating expenses for the nine months ended September 30, 2011. The increase in revenues is the combined result of increased occupancy and RevPOB period over period. The increase in operating expenses is due to increased property leasing efforts as well as taxes and insurance costs, offset by lower utility costs. Our growth in revenues outpaced our growth in operating expenses, resulting in a slight increase in property operating margin period over period.

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

Revenue in the development, construction and management services segment increased approximately $7.3 million and operating expenses increased approximately $7.0 million for the three months ended September 30, 2012 as compared to the same period in 2011. The increase in development, construction and management services revenues and operating expenses was due primarily to an increase from two joint venture development/construction properties in which we owned a 20% interest during the three months ended September 30, 2011 to three joint venture development/construction properties in which we owned a 10% interest and two joint ventures development/construction properties in which we owned a 20% interest during the three months ended September 30, 2012 (including the renovation and expansion of The Grove at Stillwater).

Revenue in the development, construction and management services segment increased approximately $16.7 million and operating expenses increased approximately $16.0 million for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in development, construction and management services revenues and operating expenses was due to an increase from two joint venture development/construction properties in which we owned a 20% interest during the nine months ended September 30, 2011 to three joint venture development/construction properties in which we owned a 10% interest and a fourth joint venture development/construction property in which we owned a 20% interest during the nine months ended September 30, 2012 (including the renovation and expansion of The Grove at Stillwater). We also broke-ground on a fifth joint venture property during the three months ended September 30, 2012 in which we hold a 20% interest, targeted for delivery in August 2013.

Our ability to generate revenue and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to existing or new joint ventures, as well as our proportionate ownership of any such joint ventures.

General and Administrative

General and administrative expenses increased approximately $0.7 million and $1.6 million for the three and nine months, respectively, ended September 30, 2012 as compared to the same periods in 2011. This increase was due to the growth of our business primarily driven by increased headcount and related travel costs.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $0.9 million and $2.3 million for the three and nine months, respectively, ended September 30, 2012 as compared to the same periods in 2011. This increase was primarily due to the opening of the aforementioned new developments and acquisitions.

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities represents our share of the net earnings (loss) from unconsolidated entities in which we have a noncontrolling interest and income earned from Class B Interests held in certain joint venture operating properties (collectively referred to as “Class B Interests"). The Class B Interests entitle us to a 9.0% return on our investment but otherwise did not change our effective ownership interest in these properties. We began 2011 with a $4.8 million Class B Interest in two joint venture properties and increased such position to $6.8 million in four joint venture properties as of September 30, 2011. We began 2012 with a $13.2 million Class B Interest in four joint venture properties. In July 2012, we acquired the remaining ownership interests in two joint venture properties and as a result, held a $9.2 million Class B Interest in two joint venture properties as of September 30, 2012.

We held a 49.9% interest in six unconsolidated operating properties during the three months ended September 30, 2011 as well as a 20.0% interest in two unconsolidated properties placed into operation in August 2011. During the three months ended September 30, 2012, we held a 49.9% interest in three unconsolidated operating properties as well as a 10.0% interest in two unconsolidated properties, all placed in operation in August 2012. Equity in earnings (loss) on unconsolidated entities changed from a loss of approximately $0.2 million for the three months ended September 30, 2011 to earnings of approximately $0.1 million for the three months ended September 30, 2012. This increase was driven by improved property operating margins on the same store properties, contribution from the new deliveries and an increase in income generated from our Class B Interests.

We held a 49.9% interest in six unconsolidated operating properties during the nine months ended September 30, 2012 as well as a 20.0% interest in two unconsolidated properties placed into operation in August 2011. During the nine months ended September 30, 2012, we held a 49.9% interest in three unconsolidated operating properties as well as a 10.0% interest in two unconsolidated properties, all placed in operation in August 2012. Equity in earnings (loss) on unconsolidated entities changed from a loss of approximately $0.8 million for the nine months ended September 30, 2011 to earnings of approximately $0.3 million for the nine months ended September 30, 2012. This increase was driven by improved property operating margins on the same store properties, contribution from the new deliveries and an increase in income generated from our Class B Interests.

Nonoperating Income (Expenses)

Interest expense increased approximately $0.7 million for the three months ended September 30, 2012 as compared to the same period in 2011. This increase is due to increased debt balances resulting from the aforementioned opening of four new properties, the acquisition of two properties during the second half of 2011, placing debt on previously unencumbered properties and the opening of two properties in August 2012. These increases were partially offset by our outstanding indebtedness having a lower effective borrowing rate for the three months ended September 30, 2012 as compared to 2011.

Interest expense increased approximately $3.7 million for the nine months ended September 30, 2012 as compared to the same period in 2011. This increase was due to a non-cash charge of approximately $1.0 million related to the write-off of unamortized deferred financing fees associated with construction debt we repaid in the first quarter of 2012 as well as increased debt balances resulting from the aforementioned opening of four new properties, the acquisition of two properties during the second half of 2011, placing debt on previously unencumbered properties and the opening of two properties in August 2012. These increases were partially offset by our outstanding indebtedness having a lower effective borrowing rate for the nine months ended September 30, 2012 as compared to 2011.

Other income (expense) increased approximately $6.5 million and $6.4 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. This is due to our purchase of the remaining ownership interests in The Grove at Moscow, Idaho, and The Grove at Valdosta, Georgia, for which we recognized a net gain of approximately $6.6 million related to the remeasurement to fair value of our previously held equity interests in the properties at the acquisition date.

Income Tax Benefit (Expense)

Income tax expense remained relatively flat for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase in taxable income to Campus Crest TRS Holdings, Inc., our taxable REIT subsidiary ("TRS"), is driven by the aforementioned increase in development, construction and management services, offset by the aforementioned increases in general and administrative costs allocable to our TRS.

Dividends on Preferred Stock

We issued preferred stock in the first quarter of 2012. We had no such preferred equity outstanding in the prior year.

Cash Flows

Operating Activities

Net cash provided by (used in) operating activities was approximately $22.9 million for the nine months ended September 30, 2012 as compared to approximately $21.8 million for the nine months ended September 30, 2011, an increase of approximately $1.1 million. Net income (loss) adjusted for non-cash items increased $7.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This was partially offset by working capital accounts using approximately $6.2 million more cash during the nine months ended September 30, 2012 compared to the same period in 2011.

Investing Activities

Net cash provided by (used in) investing activities totaled approximately $(107.2) million for the nine months ended September 30, 2012 as compared to approximately $(86.1) million for the nine months ended September 30, 2011, an increased use of approximately $21.1 million. The increase is predominantly due to our acquisition of the remaining interests at The Grove at Moscow and The Grove at Valdosta in the current year, where no such transaction occurred during this same period in the prior year, as well as a decrease in cash generated by our investment in unconsolidated entities. During the nine months ended September 30, 2011, we received cash from HSRE related to the contribution of ownership interests in two properties into joint ventures, whereas during the same period in 2012, we only contributed one property into a joint venture, resulting in less cash proceeds for comparable periods.

Financing Activities

Net cash provided by (used in) financing activities totaled approximately $89.5 million for the nine months ended September 30, 2012 as compared to approximately $71.5 million for the nine months ended September 30, 2011, an increase of approximately $18.0 million. This primarily relates to an increase in net debt and equity proceeds for the comparable periods year over year, including the completion of the Series A Preferred Stock offering in February 2012 and a common equity raise in July 2012, which have been used to fund increased development and construction activity for wholly-owned student housing properties, to pay down mortgage notes, and to fund investments in unconsolidated joint ventures. These amounts were partially offset by an increase in dividends paid for the comparable periods year over year and significantly higher mortgage and construction note repayments. The nine months ended September 30, 2012 included dividends paid on the aforementioned Series A Preferred Stock which was not outstanding during the comparable period in 2011. Additionally, common stock dividends paid during the nine months ended September 30, 2012 included three full quarter's worth of dividends, whereas common stock dividends that were paid during the first quarter of 2011 included a partial period beginning from the Company's initial public offering on October 19, 2010.

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

In these circumstances, we may be forced to obtain third-party financing on terms we might otherwise find unfavorable, and we cannot provide assurance that we will be able to obtain such financing. Alternatively, if we are unable or unwilling to obtain third-party financing on the available terms, we could choose to pay a portion of our distributions in stock instead of cash, or we may fund distributions through asset sales.

Principal Capital Resources

We have a revolving credit facility (the “Credit Facility”) with Citibank, N.A. and certain other parties thereto. The revolving facility provides for borrowing capacity of up to $200 million and includes an accordion feature that allows us to request an increase in the total commitments of an additional $125 million to a total commitment of $325 million. The Credit Facility matures in August 2014 and provides us a one-year extension option, subject to certain terms and conditions. Amounts outstanding under the Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Credit Facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. As of September 30, 2012, the interest rate on the Credit Facility was 2.49%. Under the Credit Facility, our distributions may not exceed the greater of (i) 95.0% of our funds from operations or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

As of September 30, 2012 and December 31, 2011, approximately $56.5 million and $79.5 million was outstanding under the Credit Facility, respectively. At September 30, 2012, we had approximately $91.8 million of borrowing capacity under the Credit Facility. Borrowings under the Credit Facility are generally used to finance our required equity contribution for projects under construction or for projects expected to be built and delivered for future academic years. Our ability to borrow under the Credit Facility is subject to our ongoing compliance with a number of customary financial covenants, as described further in our Annual Report on Form 10-K for the year ended December 31, 2011.

We and certain of our subsidiaries guarantee the obligations under the Credit Facility and we and certain of our subsidiaries have agreed to not encumber assets comprising the borrowing base used to determine the borrowing capacity under the Credit Facility. At September 30, 2012, we were in compliance with the above financial covenants with respect to the Credit Facility.

We are currently negotiating an amendment to increase the borrowing capacity as well as to modify certain other items under the Credit Facility. See Note 13 to the accompanying condensed consolidated financial statements for further discussion.

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

In July 2012, we closed an underwritten public offering of approximately 7.5 million shares of common stock, including 1.0 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $72.2 million. The net proceeds were used to: (1) acquire the remaining ownership interests in The Grove at Moscow, Idaho and The Grove at Valdosta, Georgia that we did not already own, and to repay the mortgage debt secured by these properties; and (2) to reduce borrowings outstanding under our Credit Facility. Remaining net proceeds are to be used for general corporate purposes.

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

We are currently building six new student housing properties, three of which are wholly-owned by us and three of which, including the aforementioned project in Indiana, Pennsylvania which we reached an agreement for subsequent quarter end, are owned by a joint ventures with HSRE in which we own interests of 20.0%. For each of these projects, we have commenced construction subsequent to significant pre-development activities. We estimate that the cost to complete the three wholly-owned properties will be approximately $82.7 million. Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint venture, with HSRE, and we estimate that the cost to complete the three joint venture properties will be approximately $80.0 million and our net pro rata share of equity will be approximately $4.8 million. No assurance can be given that we will complete construction of these six properties in accordance with our current expectations (including the estimated cost thereof). During 2011, we closed on all financing necessary for six of our 2012-2013 development projects, including $31.5 million of construction financings for our wholly-owned projects in Auburn, Alabama and Orono, Maine, $19.8 million for the remaining wholly-owned development in Flagstaff, Arizona, as well as $52.6 million of construction loans for the three joint venture projects with HSRE. During 2012, we closed on all financing necessary for our five 2013-2014 development projects (we are in the process of obtaining funding for the newly agreed upon joint venture project in Indiana, Pennsylvania expected to close in the fourth quarter 2012), including $49.7 million of construction financings for our wholly-owned projects in Ft. Collins, Colorado, Muncie, Indiana, and Pullman, Washington, as well as $38.6 million of construction loans for the joint venture projects located in Norman, Oklahoma and State College, Pennsylvania. We intend to finance our share of the remaining construction costs through the Credit Facility.

We have identified over 200 markets and approximately 80 specific sites within these markets as potential future development opportunities, and our current business plan contemplates the development of approximately six to eight new student housing properties per year. No assurance can be given that we will not adjust our business plan as it relates to development, or that any particular development opportunity will be undertaken or completed in accordance with our current expectations.

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

Commitments

The following table summarizes our contractual commitments as of September 30, 2012 (including future interest payments) (in thousands):

Contractural Obligations	2012	2013-2014	2015-2016	Thereafter	Total
Long-term debt principal payments and maturities	$283	$128,862	$48,294	$99,047	$276,486
Interest payments on outstanding debt obligations	2,755	19,725	14,464	12,831	49,775
Operating lease obligations	199	1,976	1,977	25,276	29,428
Purchase commitments(1)	5,888	8,048	-	-	13,936
Other long-term liabilities	-	129	-	-	129
Total(2)	$9,125	$158,740	$64,735	$137,154	$369,754

(1)	Obligations relate to subcontracts associated with projects under construction and capital expenditures at September 30, 2012.

(2)	Excludes joint venture debt of approximately $34.1 million that matures between November 2012 and January 2013, of which we are the 49.9% owner, approximately $17.0 million that matures October 2013, of which we are the 20.0% owner, and approximately $40.8 million that matures between December 2014 and January 2015, of which we are the 10.0% owner. We are the guarantor of these loans.

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

The following table presents a reconciliation of our FFO to our net income (loss) for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income (loss) attributable to common stockholders	$7,839	$408	$5,528	$(702)
Net income (loss) attributable to noncontrolling interests	61	6	38	1
Gain on purchase of joint venture properties (1)	(6,554)	-	(6,554)	-
Real estate related depreciation and amortization	5,726	4,809	17,319	15,054
Real estate related depreciation and amortization - unconsolidated entities	366	627	1,353	1,786
FFO available to common shares and OP Units	$7,438	$5,850	$17,684	$16,139

(1)	For 2012, gain is from the purchase of our joint venture partner’s interest in The Grove at Moscow and The Grove at Valdosta.

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

The following table presents a reconciliation of our FFOA to our FFO for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
FFO available to common shares and OP Units	$7,438	$5,850	$17,684	$16,139
Elimination of change in fair value of interest rate derivatives (1)	-	-	-	(337)
Elimination of non-cash charge from the write-off of unamortized deferred financing costs (2)	-	-	960	-
FFOA available to common shares and OP Units	$7,438	$5,850	$18,644	$15,802

(1)	Includes only the non-cash portion of the change in the fair value of unhedged derivatives.

(2)	Nine months ended September 30, 2012 includes approximately $960,000 non-cash charge related to the write-off of unamortized deferred financing costs associated with construction debt paid-off in connection with the February 2012 Series A Preferred Stock offering.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of September 30, 2012, approximately $124.2 million of our aggregate indebtedness (approximately 44.9% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $1.2 million annually. This assumes that the amount outstanding under our variable rate debt remains at $124.2 million, the balance as of September 30, 2012. From time to time, we enter into interest rate swap or cap agreements or other derivative financial instruments to manage, or hedge, interest rate risk related to variable rate borrowings outstanding under the Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes to our internal control over financial reporting during the third quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of allsuch matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have amaterial adverse effect on our financial position or results of operations. Other than routine litigation arising in the ordinary course of business and after taking into account insurance coverage, we are not involved in any material litigation nor, to management's knowledge, is any material litigation currently threatened against us or our properties or subsidiaries.

We are not aware of any environmental liability with respect to the properties that could have a material adverse effect on our business, assets or results ofoperations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmentalliability could have an adverse effect on our results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
10.1	Amended Employment Agreement by and between Campus Crest Communities, Inc. and Earl C. Howell dated August 15, 2012. (1)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_____________________________

* Filed herewith.

(1) Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: November 5, 2012

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
101*

The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_____________________________

* Filed herewith.

