Form 10-K
period 2012-12-31
Campus Crest Communities, Inc.
filed 2013-02-26
CIK 1490983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 38,875,321 shares of the registrant’s common stock outstanding with a par value of $0.01 per share as of the close of business on February 22, 2013. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $317.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and III of this report incorporate certain information by reference to the registrant’s definitive Proxy Statement to be filed with respect to the 2013 annual meeting of stockholders expected to be held on April 22, 2013.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "approximately," "believe," "could," "project," "predict," "continue," "plan" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	the factors discussed in this report, including those set forth under the headings "Business," "Risk Factors" and "Management’s Discussion of Financial Condition and Results of Operations";

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or other factors;

•	the operating performance of our properties;

•	the availability of attractive development and/or acquisition opportunities in properties that satisfy our investment criteria and the success of our acquisition, development and construction activities, including satisfaction of conditions to closing for pending acquisitions and, in some cases, the negotiation and execution of definitive documents and satisfaction of the conditions therein;

•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	changes in our business and growth strategies and in our ability to consummate acquisitions or dispositions or additional joint venture transactions;

•	our ability to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing, including financing for development and construction activities;

•	the credit quality of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract, qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	development and construction costs and timing;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts ("REIT")); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The matters summarized in this report, including the factors set forth under the headings "Business," "Risk Factors," "Properties," "Management’s Discussion and Analysis of Financial Condition and Results of Operations," could cause our actual results and performance to differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Our Company

Campus Crest Communities, Inc., together with its subsidiaries, referred to herein as the "Company," "we," "us," "our," and "Campus Crest," is a self-managed, self-administered and vertically-integrated REIT focused on developing, building, owning and managing a diversified portfolio of high-quality, residence life student housing properties. We were incorporated in the State of Maryland on March 1, 2010. On October 19, 2010, we completed an initial public offering (the "Offering") of our common stock. As a result of the Offering and certain formation transactions entered into in connection therewith (the "Formation Transactions"), we currently own the sole general partner interest and own limited partner interests in Campus Crest Communities Operating Partnership, LP (the "Operating Partnership"). We hold substantially all of our assets, and conduct substantially all of our business, through the Operating Partnership. The Offering and Formation Transactions were designed to (i) continue the operations of Campus Crest Communities Predecessor (the "Predecessor"), (ii) reduce outstanding mortgage and construction loan indebtedness, (iii) enable us to acquire additional interests in certain of our student housing properties, (iv) fund development costs, (v) fund joint venture capital requirements, and (vi) establish sufficient working capital for general corporate purposes. The exchange of entities or interests in the Predecessor for units of limited partnership interests in the Operating Partnership ("OP units") has been accounted for as a reorganization of entities under common control. As a result, our assets and liabilities have been reflected at their historical cost basis.

We are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, residence life focused student housing properties in the United States, based on beds owned and under management. As of December 31, 2012, we owned interests in 39 operating student housing properties containing approximately 7,670 apartment units and 20,884 beds. Thirty-two of our properties are wholly-owned and seven of our properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE"). As of December 31, 2012, our portfolio is as follows:

	Properties in		Number	Number
	Operation	Ownership	of Units	of Beds
Consolidated entities	32	100.0%	6,248	16,936
Unconsolidated entities:
HSRE I	3	49.9%	544	1,508
HSRE IV	1	20.0%	216	584
HSRE V	3	10.0%	662	1,856
Total	39		7,670	20,884

As of December 31, 2012, the average occupancy for our 39 properties was approximately 90.4% and the average monthly total revenue per occupied bed was approximately $498. Our operating properties are located in 18 states, contain modern apartment units with many resort-style amenities, and have an average age of approximately 3.4 years as of December 31, 2012. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We and our Predecessor have developed, built and managed all of our properties, which are based upon a common prototypical residential building design. We believe that our use of this prototypical building design, which we have built approximately 570 times at our 39 student housing properties (approximately 15 of such residential buildings comprise one student housing property), allows us to efficiently deliver a uniform and proven student housing product in multiple markets. All of our properties operate under The Grove® brand, and we believe that our brand and the associated lifestyle are effective differentiators that create higher visibility and appeal for our properties within their markets both with the student as well as the Universities we serve.

In addition to our existing properties, we actively seek new organic growth opportunities. We commenced building six new student housing properties in 2012, three of which are wholly owned by us, three of which are owned by a joint venture with HSRE in which we own a 20% interest. We commenced building one new student housing property in 2013 which is owned by a joint venture with HSRE and Brandywine Realty Trust ("Brandywine") in which we own a 30% interest and act as the co-developer. The following is a summary of these developments.

						Estimated	Scheduled
						Project	Opening for
Project	Location	Primary University Served	Ownership	Units	Beds	Cost (1)	Occupancy
The Grove at Ft. Collins	Ft. Collins, CO	Colorado State University	100.0%	218	612	$31.8	August 2013
The Grove at Muncie	Muncie, IN	Ball State University	100.0%	216	584	24.3	August 2013
The Grove at Pullman	Pullman, WA	Washington State University	100.0%	216	584	26.7	August 2013
The Grove at Indiana	Indiana, PA	Indiana University of Pennslyvania	20.0%	224	600	26.6	August 2013
The Grove at Norman	Norman, OK	University of Oklahoma	20.0%	224	600	26.4	August 2013
The Grove at State College	State College, PA	Penn State University	20.0%	216	584	26.9	August 2013
		University of Pennsvylvania/
The Grove at Cira Centre South	Philadelphia, PA	Drexel University	30.0%	344	850	158.5	August 2014
				1,658	4,414	$321.2

(1) Estimated project cost amounts are in millions.

For each of these projects, we conducted significant pre-development activities and obtained necessary zoning and site plan approvals. In total, we have identified over 250 markets and approximately 80 specific sites within these markets as potential future development opportunities.

REIT Status and Taxable REIT Subsidiaries

We have made an election to qualify, and we believe we are operating so as to qualify, as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), commencing with our taxable year ended on December 31, 2010. As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed 90% of our REIT taxable income. For all periods subsequent to the REIT election, we have met the organizational and operational requirements and distributions have exceeded 90% of our REIT taxable income.

We have elected to treat Campus Crest TRS Holdings, Inc. ("TRS Holdings"), our wholly-owned subsidiary, as a taxable REIT subsidiary ("TRS"). TRS Holdings holds the development, construction and management companies that provide services to entities in which we do not own 100% of the equity interests. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes.

Our Business and Growth Strategies

Our objective is to maximize total returns to our stockholders through the pursuit of the following business and growth strategies:

Utilize Our Vertically-Integrated Platform. Our vertically-integrated platform performs each key function in the student housing value chain: project development, project construction, property management and asset management. Campus Crest Development, LLC, a North Carolina limited liability company ("Campus Crest Development"), identifies markets, selects sites and acquires all entitlements; Campus Crest Construction, LLC, a North Carolina limited liability company ("Campus Crest Construction"), oversees the design and construction of each project; The Grove Student Properties, LLC, a North Carolina limited liability company doing business as Campus Crest Real Estate Management ("The Grove Student Properties"), serves as our marketing, leasing and property management arm; and Campus Crest Asset Management, a division of Campus Crest Group ("Campus Crest Asset Management"), oversees our capital structure, investment underwriting and investor relations. Our vertically-integrated platform allows us to become familiar with every facet of our student housing properties. We believe that the ongoing feedback and accountability facilitated by our vertically-integrated platform allow us to improve efficiency, reduce costs, control project timing and enhance the overall quality of our properties.

Target Attractive Markets. Prior to investing in a market, we conduct detailed due diligence to assess the market’s attractiveness (e.g., demographics and student population trends), as well as the available supply of on- and off-campus housing alternatives. We utilize a proprietary underwriting model to evaluate the relative attractiveness of each potential development market. While our market strategy considers a variety of factors, we generally focus on markets where: (i) total student enrollment exceeds 5,000; (ii) a majority of the student population resides off-campus; and (iii) sites that are in close proximity to campus can be purchased or leased at a reasonable cost. Our due diligence process is designed to identify markets in which we can operate successfully.

Optimize Our Properties and Brand Value. A key element of our strategy is to optimize the student lifestyle experience at our properties and enhance the value and recognition of our brand, The Grove®, through a consistent set of operating principles. We strive to offer properties that are designed to meet the unique needs of student-tenants, and to offer a variety of social activities and other programs that build a sense of community at our properties. Our property management group, The Grove Student Properties, continually works with our Community Assistant teams to design student lifestyle programs involving social, cultural, outreach, recreational, educational and sustainability activities, which we refer to as our "SCORES" program. We believe that our focus on student lifestyle which promotes a sense of community at our properties which in turn improves occupancy and reduces demand elasticity.

Development Growth. We believe that our vertically-integrated platform generally allows us to generate more favorable returns by developing new properties as compared to acquiring existing properties from third parties. Our current business plan contemplates the development of approximately six to eight new student housing properties per year.

Acquisition Growth. We may also seek to grow by selectively acquiring student housing properties and established multi-property portfolios from third parties and by making strategic investments in other student housing companies. As part of our investment strategy, we evaluate whether any properties acquired from third parties would meet our investment criteria for development properties and fit into our overall strategy in terms of property quality, proximity to campus, bed-bath parity, availability of amenities and return on investment. In addition, we may also seek to make opportunistic acquisitions of properties that we believe we can purchase at attractive pricing, reposition and operate successfully.

Property Management and Monitoring

We maintain an on-site staff at each property, including a General Manager, Sales Manager and Facilities Manager. The on-site staff is responsible for all aspects of the property’s operations, including marketing, leasing administration, business administration, ongoing property maintenance, capital projects and residence life and student development. In addition, each property typically has nine student-tenants that live on-site and work for us on a part-time basis. These individuals, who we refer to as "Community Assistants" or "CAs," assist in developing lifestyle programming, among other things. We provide oversight to each property on an area basis, with each "area" typically comprised of six properties. Each area is staffed with an Area Manager and Area Sales Manager. The roles of our various staff members are described in greater detail below.

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

CAs. At each of our properties, we also have a work/live program, typically consisting of nine part-time positions for student staff members. At each property we generally maintain a ratio of 50-70 students per CA. Our CAs are selected by our management based upon a set of criteria, including interpersonal skills, leadership capabilities, responsibility, maturity and willingness to meet the challenges and expectations of the position. We use these positions to interface on a peer basis with our student-tenants and to assist with various duties at the properties. Further, we use this position as a feeder for us, which allows us to evaluate these part-time employees for potential full-time managerial positions with us after they graduate. It is a position that fits well with many students’ academic goals while affording them opportunities for personal growth and leadership development. The CAs perform the duties of their position in exchange for their room and a stipend. CAs are trained to provide support and assistance to our student-tenants on a variety of issues. The CAs act as community facilitators by developing an atmosphere that promotes a sense of belonging, support and affiliation. In addition, the CAs participate actively in developing and implementing the property’s programs and events in connection with our SCORES program. At all times, our CAs are expected to be role models and maintain the highest standards of personal conduct. Through observation and interaction with the community, the CAs help to identify potential problems and make appropriate referrals so that students may overcome obstacles to their academic achievement. Through their efforts to provide timely, accurate and thorough information in the appropriate format, CAs contribute to the smooth and effective operations of our properties. We believe that this position is critical to the success of our properties.

Area Managers and Area Sales Managers. The Area Manager is responsible for all facets of the operations of properties in his or her area, typically six properties per area. He or she monitors the performance of the properties and the compliance of each of the General Managers with our programs and policies to preserve operational standards across all of the properties in his or her area. The Area Manager is the conduit between centralized planning at our corporate level and decentralized execution at each of the properties. Similar to the property-level Sales Manager, the Area Sales Manager provides support for leasing and lifestyle programming at all the properties in his or her area. As the corporate marketing department’s liaison to area and property operations, the Area Sales Manager monitors the consistency of The Grove® brand across the properties and collaborates with the Area and General Managers to market each property effectively.

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

Unlike traditional multi-family housing, most of our leases commence and terminate on the same dates each year. In the case of our typical 11.5-month lease, these dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the last summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season, which typically begins each October and ends in September of the following year. As of the start of the fall term for the 2012-2013 and 2011-2012 academic years, we had approximately 41.9% and 40.7%, respectively, of our current tenants renew their previous lease for the upcoming term.

Each year we implement a marketing and leasing plan to re-lease each property. We advertise through various media, including print advertising in newspapers, magazines and trade publications; direct mailers; radio advertising; promotional events and public relation campaigns. We typically compete in the off-campus student housing market on the basis of:

•	the quality of our facilities, including their proximity to campus, as well as our properties’ physical location, the size and layout of units and the types of amenities offered;

•	rental terms, including price, which varies based on the market in which the property is located, and per-bed rental (individual lease liability), which allows individual student-tenants to avoid responsibility for the rental of an entire apartment unit;

•	community environment, including community facilities, amenities and programming, which is overseen by our staff of CAs; and

•	our relationships with colleges and universities, which may result in our properties being recommended or listed in recruiting and admissions literature provided to incoming and prospective students.

Student Programming / SCORES Program

We believe that our success has been driven, in part, by our focus on student lifestyle programming, including our SCORES program. Our SCORES program is designed to enhance the student lifestyle by facilitating activities at our properties in the following areas:

•	Social: parties, group events, movie nights, bonfires, concerts, tavern/game nights, tailgating and homecoming events;

•	Cultural: attending plays, concerts, readings, art galleries and open microphone nights;

•	Outreach: blood drives, big brother/big sister programs, mentoring, food drives/themed activities;

•	Recreational: intramural sports teams and volleyball and basketball tournaments;

•	Educational: CPR training, resume writing workshops, nutrition classes, self-defense training and job interview rehearsals; and

•	Sustainability: recycling drives, tree planting initiatives, beautification and restoration projects, green living tips and green cleaning programs.

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

NEXT

NEXT is our commitment to the triple bottom line: people, planet and prosperity; a business philosophy that balances economic success with social and environmental stewardship. We believe we can do well by doing good, and we do well when we focus on people, planet and prosperity. NEXT is our one-word commitment to fearless progress, to a renewed future. Together, we are whole-heartedly embracing the sustainable change that transforms our world for the better.

•	Building Innovation: One of our largest areas of impact is in the buildings we construct. We’re committed to continually improving our building design, construction and operations by sustainable standards in order to maximize resident comfort, health, efficiency and safety.

•	Growing Greener Lifestyles: Change without proper education is like planting a tree and never watering it. That’s why we provide comprehensive educational programming, designed to empower residents and employees to make healthy, sustainable choices in their own lives.

•	Reduce, Reuse, Recycle: Improving our impact begins with the choices we make about the resources we use. We live and work by the “reduce, reuse, recycle” imperative. This means we have adopted high-level education, maintenance, and purchasing decisions that reduce waste and conserve resources at all of our properties. Reduce, Reuse, Recycle is a message we take very seriously.

•	Improving Communities: We are committed to leaving our communities better than we found them, and for us, that commitment stretches beyond the environment. Giving back is an important part of doing good, so we use our resources to improve communities and lives through philanthropic social initiatives.

•	Healthy Lifestyles: We cannot strive for the best if our team isn’t at their best. By empowering employees to lead strong and healthy lifestyles, we will develop a team that’s ready to grow. Our commitment to better health includes everything from offering corporate yoga classes to healthy diet information.

GO Team (Grove Outreach)

The Grove Outreach Team ("GO Team") is our service program that supports the various charitable initiatives that we implement at our properties and our corporate office. GO Teams are groups of student-tenants and non-student-tenants (including but not limited to security guards) that support charitable work in the communities in which we operate. We believe that the GO Team creates emotional attachments to our communities through service while contributing to the areas in which we operate.

Business Segments

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

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the "ADA"), to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable.

Fair Housing Act

The Fair Housing Act (the "FHA"), its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development ("HUD") and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) or handicap (disability) and, in some states, on financial capability.

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

Employees

As of December 31, 2012, we had approximately 650 employees. Our employees are not represented by a labor union.

Offices and Website

Our principal executive offices are located at 2100 Rexford Road, Suite 414, Charlotte, NC 28211. We also have management offices at each of our properties.

Our website is located at www.campuscrest.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC’). Our website also contains copies of our Corporate Governance Guidelines and Code of Business Ethics, as well as the charters of our Nominating and Corporate Governance, Audit, and Compensation Committees. The information on our website is not part of this report.

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

Risks Related to Our Business and Properties

Developing properties will expose us to risks beyond those associated with owning and operating student housing properties, and could materially and adversely affect our profitability.

Our future growth will depend, in part, upon our ability to complete successfully our current properties under development and to identify, plan and execute on additional development opportunities. Our development activities may be adversely affected by:

•	abandonment of development opportunities after expending significant cash and other resources to determine feasibility, requiring us to expense costs incurred in connection with the abandoned project;

•	construction costs of a project exceeding our original estimates;

•	failure to complete development projects in conformity with building plans and specifications;

•	failure to complete construction and lease-up of development projects on schedule, resulting in increased construction and financing costs and a decrease in expected revenues;

•	lower than anticipated occupancy and rental rates at a newly completed property, which rates may not be sufficient to make the property profitable;

•	failure to obtain or delays in obtaining construction financing on favorable terms or at all, which could result in delays in closing on acquisitions of undeveloped land; and

•	failure to obtain, or delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.

The construction activities at our student housing properties expose us to liabilities and risks beyond those associated with the ownership and operation of student housing properties, which could materially and adversely affect our profitability.

The construction of our student housing properties, including our current properties under development, involves risks associated with construction activities, including liability for workplace safety, such as injuries and accidents to persons and property occurring during the construction process. Construction activities also subject us to obligations relating to environmental compliance, such as management of storm water discharge and run-off, material handling, on-site storage of construction materials and off-site disposal of construction materials. These risks are in addition to those associated with owning or operating student housing properties.

Our development activities are subject to delays and cost overruns, which could materially and adversely affect our results of operations and inhibit growth.

Our development activities, including those related to our properties currently under development, may be adversely affected by circumstances beyond our control, including: work stoppages; labor disputes; shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers; changes in laws or other governmental regulations, such as those relating to union organizing activity; lack of adequate utility infrastructure and services; our reliance on local subcontractors, who may not be adequately capitalized or insured; inclement weather; and shortages, delay in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our properties. If we are unable to deliver development properties on schedule or to recover these increased costs by raising our lease rates, our financial performance and liquidity could be materially and adversely affected. Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the student-tenants with whom we have signed leases. We generally do not make any arrangements for such alternative housing for these properties and we would likely incur significant expenses in the event we had to provide such housing. If construction is not completed on schedule, student-tenants may attempt to break their leases and our occupancy at such properties for that academic year may suffer.

We may not realize a return on our development activities in a timely manner, which could materially and adversely affect our financial condition and results of operations.

Due to the amount of time required for planning, constructing and leasing of development properties, we may not realize a significant cash return for many years. Therefore, if any of our development activities are subject to delays or cost overruns, our growth may be hindered and our results of operations and cash flows may be adversely affected. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management. Furthermore, maintaining our development capabilities involves significant expense, including compensation expense for our development personnel and related overhead. To the extent we cease or limit our development activity, this expense will not be offset by revenues from our development activity. Therefore, if we do not realize a return on our development activities in a timely manner in order to offset these costs and expenses, we could be materially and adversely affected.

Adverse economic conditions and dislocation in the credit markets have had a material and adverse effect on us and may continue to materially and adversely affect us.

We experienced unprecedented levels of volatility in the capital markets, a reduction in the availability of credit and intense recessionary pressures, which had an adverse effect on our results of operations and our ability to borrow funds from 2007 through 2010. For example, lenders were generally imposing more stringent lending standards and applying more conservative valuations to properties. This limited the amount of indebtedness we were able to obtain and impeded our ability to develop new properties and to replace construction financing with permanent financing. If these conditions were to develop again in the future, our business and our growth strategy may be materially and adversely affected. Although our business strategy contemplates access to debt financing (including our revolving credit facility, term loans and construction debt) to fund future development and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. We entered into our second amended and restated credit agreement on January 8, 2013. As of January 9, 2013, we had approximately $51.0 million outstanding under our revolving credit facility and $50.0 million outstanding under the related term loan. The amounts outstanding under our revolving credit facility and term loan will reduce the amount that we may be able to borrow under this facility for other purposes. As of January 9, 2013, we had approximately $99.7 million in borrowing capacity under our revolving credit facility, and amounts borrowed under the facility will be due at its maturity in January 2017, subject to a one-year extension which we may exercise at our option, provided we comply with certain terms and conditions, including the payment of an extension fee. This indebtedness, as well as our mortgage, construction and other debt of approximately $293.7 million as of December 31, 2012, will subject us to risks associated with debt financing as described below under "—Our indebtedness exposes us to a risk of default and reduces our free cash flow, which could materially and adversely affect us."

A subsequent recession or challenging economic environment may adversely affect us by, among other things, limiting or eliminating our access to financing, which would adversely affect our ability to develop and refinance properties and pursue acquisition opportunities. Significantly more stringent lending standards and higher interest rates may reduce our returns on investment and increase our interest expense, which could adversely affect our financial performance and liquidity. Additionally, limited availability of financing may reduce the value of our properties, limit our ability to borrow against such properties and, should we choose to sell a property, impair our ability to dispose of such property at an attractive price or at all, which could materially and adversely affect our financial condition and results of operations.

Certain of our properties may be subject to liens or other claims, which could materially and adversely affect our profitability.

We may be subject to liens or claims for materials or labor relating to disputes with subcontractors or other parties that are or were involved in the development and construction process. There can be no assurance that we will not be required to pay amounts greater than currently recorded liabilities in order to settle these claims.

Failure to succeed in new markets, or with new brands and community formats, may materially and adversely affect us.

We may develop or acquire properties in markets in which we do not currently operate, including our properties currently under development. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local student housing market conditions, an inability to obtain land for development or to identify appropriate acquisition opportunities, an inability to hire and retain key personnel and lack of familiarity with local governmental and permitting procedures. To the extent we choose to develop or acquire properties in new markets, we will not possess the same level of familiarity with development or operation in these markets, as we do in our current markets, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance. Any of the above risks could adversely affect our financial condition, results of operations and cash flows.

As of December 31, 2012, all of our properties had been developed, built and managed generally based upon a common prototypical building design, which we have built approximately 570 times at our 39 student housing properties (approximately 15 of such residential buildings comprise one student housing property). In addition, as of December 31, 2012, all of our properties operate under The Grove® brand. In the future, we may develop properties using new building designs (including high rise buildings) and new brands of communities to target various customer preferences. We cannot assure that these new building designs or brands will be successful or that our costs in developing and implementing the new building designs or brands will result in incremental revenue and earnings.

We rely on our relationships with the colleges and universities from which our properties draw student-tenants and on the policies and reputations of these schools; any deterioration in our relationships with such schools or changes in the schools’ admissions or residency policies or reputations could materially and adversely affect our results of operations.

We rely on our relationships with colleges and universities for referrals of prospective student-tenants or for mailing lists of prospective student-tenants and their parents. The failure to maintain good relationships with these schools could therefore have a material adverse effect on us. Many of these schools own and operate on-campus student housing which competes with our properties for student-tenants, and if schools refuse to provide us with referrals or to make lists of prospective student-tenants and their parents available to us or increase the cost of these lists, the lack of such referrals, lists or increased cost could have a material adverse effect on us.

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

Competition from other student housing properties, including on-campus housing and traditional multi-family housing located in close proximity to the colleges and universities from which we draw student-tenants may reduce the demand for our properties, which could materially and adversely affect our cash flows, financial condition and results of operations.

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

There are a number of student housing properties located near or in the same general vicinity of many of our properties that compete directly with our properties. Such competing student housing properties may be newer, located closer to campus, charge less rent, possess more attractive amenities, offer more services or offer shorter lease terms or more flexible lease terms than our properties. Competing properties could reduce demand for our properties and materially and adversely affect our rental income.

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

We generally lease our properties for 11.5-month terms, and the related leases provide for 12 equal monthly payments of rent. Therefore, our properties must be entirely re-leased each year, exposing us to more leasing risk than property lessors that lease their properties for longer terms. Student housing properties are also typically leased during a limited leasing period that generally begins each October and ends in September of the following year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this leasing period. We will be subject to heightened leasing risk at properties under development and at properties we may acquire in the future due to our lack of experience leasing such properties. Any significant difficulty in leasing our properties would adversely affect our results of operations, financial condition and ability to pay distributions on our securities and would likely have a negative impact on the trading price of our securities. As of the start of the fall term for the 2012-2013 and 2011-2012 academic years, we had approximately 41.9% and 40.7%, respectively, of our current tenants renew their previous lease for the upcoming term.

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

Our success depends on key personnel whose continued service is not guaranteed.

We are dependent upon the efforts of our key personnel, particularly those of Ted W. Rollins, our co-chairman and chief executive officer, and Michael S. Hartnett, our co-chairman and chief investment officer. These individuals have extensive experience in our business, including sourcing attractive investment opportunities, development activities, financing activities, university relations and leasing. Messrs. Rollins and Hartnett have directed the operations of our predecessor entities and each has over 25 years of experience in providing service-enriched housing and approximately eight years of student housing experience. The loss of the services of either Mr. Rollins or Mr. Hartnett could materially and adversely affect our business and financial results.

The current economic environment could reduce enrollments and limit the demand for our properties, which could materially and adversely affect our cash flows, profitability and results of operations.

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

In addition, as a result of general economic weakness, many students may be unable to obtain student loans on favorable terms. If student loans are not available or their costs are prohibitively high, enrollment numbers for schools from which we draw student-tenants may decrease, resulting in a decrease in the demand for, and consequently the occupancy rates at and rental revenue from, our properties. Accordingly, the continuation or deterioration of current economic conditions could materially and adversely affect our cash flows, profitability and results of operations.

In the past, we have experienced significant net losses; if this trend continues, we could be materially and adversely affected.

For the years ended December 31, 2010, 2009 and 2008, we incurred significant net losses. These results have had a negative impact on our financial condition. While we experienced net income for the years ended December 31, 2012 and 2011, and believe that we are adequately capitalized and able to continue our development activity, there can be no assurance that our business will be profitable in the future and additional losses will not be incurred. If the trend of incurring significant net losses reoccurs in the future, our financial performance, liquidity and our ability to operate our business as a going concern could be materially and adversely affected.

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

Our future growth will depend, in part, upon our ability to acquire new properties on favorable terms. Acquisition opportunities may not be available to us on terms that we deem acceptable, and we may be unsuccessful in consummating acquisition opportunities. Our ability to acquire properties on favorable terms and successfully operate them may be adversely affected by:

•	an inability to obtain financing on attractive terms or at all;

•	increased purchase prices and decreased expected yields due to competition from other potential acquirers and real estate investors;

•	the need to make significant and unexpected capital expenditures to improve or renovate acquired properties;

•	an inability to quickly and efficiently integrate acquisitions, particularly any acquisitions of portfolios of properties, into our existing operations;

•	market conditions resulting in higher than expected vacancy rates and lower than expected rental rates at acquired properties; and

•	acquisition of properties subject to liabilities but without any recourse, or with only limited recourse, to the sellers, or with liabilities that are unknown to us, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of our properties.

Our failure to identify and consummate property acquisitions on attractive terms or the failure of any acquired properties to meet our expectations could materially and adversely affect our future growth.

Our business strategy contemplates expansion through acquisitions and we may not be able to adapt our management and operational systems (including leasing and property management) to successfully integrate new properties into our portfolio without unanticipated disruption or expense, which could have a material adverse effect on our results of operations and financial conditions.

Our business strategy contemplates expansion through the acquisition of student housing properties and established multi-property portfolios as well as through strategic investments in other student housing companies. The size of our portfolio could meaningfully increase as we execute our business plan. As we increase the size of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate new properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs. In particular, we cannot assure you that our leasing and property management functions will successfully and efficiently lease and operate properties we acquire. Our acquisitions of properties will generate additional operating expenses that we will be required to pay. Our past growth has required, and our growth will continue to require, increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate acquisitions into our portfolio and manage our growth could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2012, our total consolidated indebtedness was approximately $293.7 million. Our debt service obligations expose us to the risk of default and reduce cash available to invest in our business or pay distributions that are necessary to qualify and remain qualified as a REIT. Although we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness to not more than 50% of our total market capitalization, our board of directors may modify or eliminate this limitation at any time without the approval of our stockholders. Furthermore, our charter does not contain any limitation on the amount of indebtedness that we may incur. In the future we may incur substantial indebtedness in connection with the development or acquisition of additional properties and for other working capital needs, or to fund the payment of distributions to our stockholders.

In addition, a tax protection agreement to which we are a party requires us to maintain a minimum level of indebtedness of $56.0 million throughout a 10-year tax protection period, which ends in October 2020, in order to allow a sufficient amount of debt to be allocable to MXT Capital, LLC, a Delaware limited liability company ("MXT Capital"), which is wholly owned and controlled by Ted W. Rollins, our co-chairman and chief executive officer, and Michael S. Hartnett, our co-chairman and chief investment officer, and certain members of their families, to avoid certain adverse tax consequences. If we fail to maintain such minimum indebtedness throughout the 10-year tax protection period, we will be required to make indemnifying payments to MXT Capital, in an amount equal to the federal, state and local taxes, if any, imposed on its members as a result of any income or gain recognized by them by reason of such failure. The amount of such taxes will be computed based on the highest applicable federal, state and local marginal tax rates, as well as any "grossed up" taxes imposed on such payments. This requirement may restrict our ability to reduce leverage when we otherwise might wish to do so and generally reduce our flexibility in managing our capital structure.

Our indebtedness and the limitations imposed on us by our indebtedness could have significant adverse consequences, including the following:

•	we may be unable to borrow additional funds as needed or on favorable terms;

•	we may be unable to renew, repay or refinance our indebtedness at maturity or the renewal or refinancing terms may be less favorable than the terms of the indebtedness being renewed or refinanced;

•	we may be forced to dispose of certain of our properties, possibly on disadvantageous terms;

•	we may default on our payment or other obligations as a result of insufficient cash flow or otherwise, which may result in a cross-default on our other obligations, and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	to the extent that we incur unhedged floating rate debt, we will have exposure to interest rate risk; and

•	foreclosures could create taxable income without accompanying cash proceeds, a circumstance which could hinder our ability to meet the distribution requirements necessary to enable us to qualify and remain qualified for taxation as a REIT.

Compliance with the provisions of our debt agreements, including financial and other covenants, such as the maintenance of specified financial ratios, could limit our flexibility, and a default under these agreements could result in a requirement that we repay indebtedness, which could severely affect our liquidity and increase our financing costs, which could materially and adversely affect our business, financial condition and results of operations.

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

Variable rate debt is subject to interest rate risk.

As of December 31, 2012, approximately $123.6 million of our aggregate indebtedness (approximately 42.1% of total indebtedness) was subject to variable interest rates. In addition, we may incur additional variable rate debt in the future. Unless we make arrangements that hedge the risk of rising interest rates, increases in interest rates on variable rate debt would increase our interest expense, which would adversely affect net income and cash available for payment of our debt obligations and distributions to stockholders.

Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-venturers’ financial condition and disputes between our co-venturers and us.

Our properties located in Lawrence, Kansas, San Angelo, Texas, and Conway, Arkansas, comprising approximately 7.2% of our beds, are held in a joint venture with HSRE, in which we own a 49.9% interest. Our property located in Denton, Texas, comprising approximately 2.8% of our beds, is held in a joint venture with HSRE, in which we own a 20.0% interest. Our properties located in Fayetteville, Arkansas, Laramie, Wyoming and Stillwater, Oklahoma, comprising approximately 8.9% of our beds, are held in a joint venture with HSRE, in which we own a 10.0% interest. Additionally, we entered into a joint venture with HSRE in 2012, in which we own a 20.0% interest and through which we are developing three properties with completion targeted for the 2013-2014 academic year. In January 2013, we commenced building a property which is owned by a joint venture that we established with HSRE and Brandywine in which we own a 30% interest. We are currently targeting completion of this property for the 2014-2015 academic year. We anticipate that we may enter into other joint ventures with other parties in the future. We may not have a controlling interest in a joint venture and may share responsibility with our co-venturer for managing the property held by the joint venture. Under such circumstances, we may not have sole decision-making authority regarding the joint venture’s property. Investments in joint ventures, under certain circumstances, involve risks not present when we invest in a property without the involvement of a third party. For example, our co-venturer may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our preferences, policies or objectives. Additionally, it is possible that our co-venturer might become bankrupt, fail to fund its share of required capital contributions or block or delay decisions that we believe are necessary. Such investments may also have the potential risk of impasses on decisions, such as sales, because neither we nor our co-venturers may have full control over the joint venture. Disputes between us and our co-venturer may result in litigation or arbitration that would increase our expenses and divert the attention of our officers and directors from other aspects of our business. Consequently, actions by or disputes with our co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party co-venturers. Any of the foregoing factors could materially and adversely affect the financial condition and results of operations of our joint-venture investments.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac.

Fannie Mae and Freddie Mac are a major source of secured financing to the student housing industry and we have used Freddie Mac for a portion of our financing needs. In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report calling for the winding down of the role that Fannie Mae and Freddie Mac play in the mortgage market. In February 2012, the Federal Housing Finance Agency delivered a strategic plan to Congress to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors, In addition, in August 2012, the U.S. Treasury announced further steps to expedite the winding down of Fannie Mae and Freddie Mac by accelerating the rate at which Fannie Mae’s and Freddie Mac’s investment portfolios will be reduced to target levels agreed to with the U.S. Treasury. Pursuant to these steps, Fannie Mae’s and Freddie Mac’s investment portfolios must be reduced to the agreed target four years earlier than previously scheduled. A final decision by the government to eliminate Fannie Mae or Freddie Mac or reduce their acquisitions or guarantees of student housing property loans may adversely affect interest rates, capital availability, and the value of student housing properties. If we are unable to react effectively and quickly to changes in the mortgage industry, our business could be harmed.

We have a limited operating history as a REIT and as a publicly traded company and may not be able to successfully operate as a REIT or a publicly traded company.

We have a limited operating history as a REIT and as a publicly traded company. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC and comply with the Sarbanes-Oxley Act of 2002. Since our initial public offering, we have been subject to various requirements related to REITs and publicly traded companies, including requirements to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT and satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with New York Stock Exchange ("NYSE") listing standards. Our continued compliance with these requirements could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a public company or qualify and maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

Breaches of our data security could materially harm our business and reputation.

We collect and retain certain personal information provided by our student-tenants and employees. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

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

Our properties located on the campuses of the University of South Alabama and Colorado State University are subject to ground leases with unaffiliated third parties. In addition, we may invest in additional properties that are subject to ground leases with unaffiliated third parties. As the lessee under a ground lease with an unaffiliated third party, we are exposed to the possibility of losing our leasehold interest in the land on which our buildings are located. A ground lease may not be renewed upon the expiration of its current term or terminated by the lessor pursuant to the terms of the lease if we do not meet our obligations thereunder.

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

Our properties located at the University of South Alabama and Colorado State University are also subject to a right of first refusal pursuant to which the ground lessor entity related to the land has a right to purchase our leasehold interest in the relevant property in the event we decide to accept an offer to sell either property to a third party. This may inhibit our ability to sell these properties. Further, our right to transfer one of the on-campus properties is subject to the consent of the ground lessor, which consent may not be unreasonably withheld.

We may incur losses on interest rate swap and hedging arrangements, which could materially and adversely affect our financial condition and results of operations.

We currently use, and may in the future enter into additional interest rate swap and hedging agreements. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If an arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the arrangement may subject us to increased credit risks. The occurrence of any of the foregoing could materially and adversely affect our financial condition and results of operations.

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

All of our properties have been acquired or developed by us and/or our predecessor entities within the past eight years and have limited operating histories. Consequently, the historical operating results of our properties and the financial data we have disclosed may not be indicative of our future performance. The operating performance of the properties may decline and we could be materially and adversely affected.

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

We may be subject to liabilities from litigation, which could materially and adversely affect our financial condition or results of operations.

We have been involved in legal proceedings in connection with our business, and may become involved in additional legal proceedings, including consumer, employment, tort or commercial litigation that, if decided adversely to or settled by us and not adequately covered by insurance, could result in liabilities that could materially and adversely affect our financial condition or results of operations.

We face risks associated with land holdings.

We hold land for future development and may in the future acquire additional land holdings. The risks inherent in owning or purchasing and developing land increase as demand for student housing, or rental rates, decrease. As a result, we hold certain land and may in the future acquire additional land in our development pipeline at a cost we may not be able to recover fully or on which we cannot build and develop into a profitable student housing project. In addition, real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to increase as a result of changing market conditions. Further, carrying costs associated with land holdings can be significant and can result in losses or reduced margins in a poorly performing project. Under current market conditions, we may have impairments of our land held for development.

Risks Related to the Real Estate Industry

Our performance and the value of our properties are subject to risks associated with real estate and with the real estate industry, which could materially and adversely affect our cash flows, financial condition and results of operations.

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

In addition, periods of economic slowdown or recession, such as the one the global economy experienced from 2007 through 2011, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in occupancy rates and rental revenue or an increased incidence of defaults under our existing leases, which could impair the value of our properties or reduce our cash flow.

Illiquidity of real estate investments could significantly impede our ability to sell our properties or otherwise respond to adverse changes in the performance of our properties, which could materially and adversely affect us.

From time to time, we may determine that it is in our best interest to sell one or more of our properties. However, because real estate investments are relatively illiquid, we may encounter difficulty in finding a buyer in a timely manner should we desire to sell one of our properties, especially if market conditions are poor at such time. Selling real estate has been difficult recently, since the availability of credit has become more limited, and as lending standards have become more stringent. As a result, potential buyers have experienced difficulty in obtaining financing necessary to purchase a property. In addition, our properties are specifically designed for use as student housing, which could limit their marketability or affect their values for alternative uses. Consequently, should we desire to sell one or more of our properties, our ability to do so promptly or on terms that we deem to be acceptable may be limited, which could materially and adversely affect our cash flows, financial condition, results of operations and ability to pay distributions on our securities and would likely have a negative impact on the trading price of our securities.

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

In addition, our ability to sell properties may be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. Any such limitation may cause us to incur losses, thereby reducing our cash flows. See "Federal Income Tax Risk Factors—The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes." These factors and any others that would impede our ability to respond to adverse changes in the performance of any of our properties or a need for liquidity could materially and adversely affect our cash flows, financial condition, results of operations and ability to pay distributions on our securities and would likely have a negative impact on the trading price of our securities.

We could incur significant costs related to government regulation and private litigation over environmental matters, which could materially and adversely affect our financial condition and results of operations.

Under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a current or previous owner or operator of real estate may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Additionally, an entity that arranges for the disposal or treatment of a hazardous or toxic substance or petroleum at another property may be held jointly and severally liable for the cost of investigating and cleaning up such property or other affected property. Such parties are known as potentially responsible parties ("PRPs"). These environmental laws often impose liability regardless of whether the PRP knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. PRPs may also be liable to parties who have claims for contribution in connection with any such contamination, such as other PRPs or state and federal governmental agencies. The liability is generally not limited under such laws and therefore could easily exceed the property’s value and the assets of the liable party.

The presence of contamination, hazardous materials or environmental issues, or the failure to remediate such conditions, at a property may expose us to third-party liability for personal injury or property damage, remediation costs or adversely affect our ability to sell, lease or develop the property or to borrow using the property as collateral, which could materially and adversely affect our financial condition and results of operations.

Environmental laws also impose ongoing compliance requirements on owners and operators of real estate. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials ("ACBMs"), storage tanks, storm water and wastewater discharges, lead-based paint, radon, wetlands and hazardous wastes. Failure to comply with these laws could result in fines and penalties or expose us to third-party liability, which could materially and adversely affect us. Some of our properties may have conditions that are subject to these requirements and we could be liable for such fines or penalties or could be liable to third parties.

The conditions at some of our properties may expose us to liability and remediation costs related to environmental matters, which could materially and adversely affect us.

Certain of our properties may contain, or may have contained, ACBMs. Environmental laws require that ACBMs be properly managed and maintained, and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, some of our properties may contain, or may have contained, or are adjacent to or near other properties that may contain or may have contained storage tanks for the storage of petroleum products or other hazardous or toxic substances. Any of these conditions create the potential for the release of these contaminants. Third parties may be permitted by law to seek recovery from owners or operators for personal injury or property damage arising from such tanks. Additionally, third parties may be permitted by law to seek recovery from owners or operators for personal injury or property damage associated with exposure to these or other contaminants that may be present on, at or under the properties. Furthermore, some of our properties include regulated wetlands on undeveloped portions of such properties and mitigated wetlands on or near our properties, the existence of which can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties, which could materially and adversely affect our cash flows, financial condition, results of operations and ability to pay distributions on our securities.

Over the past several years there have been an increasing number of lawsuits against owners and operators of properties alleging personal injury and property damage caused by the presence of mold in real estate. Mold growth can occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Concern about indoor exposure to mold has been increasing as some molds have been shown to produce airborne toxins and irritants and exposure to these and other types of molds may lead to adverse health effects and symptoms, including allergic or other reactions. Some of our properties may contain microbial matter such as mold and mildew. The presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property and could expose us to liability from student-tenants, employees and others if property damage or health concerns arise, which could materially and adversely affect our cash flows, financial condition, results of operations and ability to pay distributions on our securities.

If any of our properties are not properly connected to a water or sewer system, or if the integrity of such systems is breached, microbial matter or other contamination can develop. If this were to occur, we could incur significant remedial costs and we could also be subject to private damage claims and awards, which could be material. If we become subject to claims in this regard, it could materially and adversely affect our business and our insurability for such matters in the future.

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

We have not conducted an audit or investigation of all of our properties to determine our compliance with present requirements of the ADA, FHA or any similar laws. Noncompliance with any of these laws could result in us incurring significant costs to make substantial modifications to our properties or in the imposition of fines or an award or damages to private litigants. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHA or other legislation. If we incur substantial costs to comply with the ADA, FHA or any other legislation, our results of operations or financial condition and our ability to make distributions on our securities could be materially and adversely affected.

We may incur significant costs complying with other regulatory requirements, which could materially and adversely affect us.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. Furthermore, existing requirements could change and require us to make significant unanticipated expenditures, which could materially and adversely affect our results of operations or financial condition and our ability to make distributions on our securities.

Uninsured losses or losses in excess of insured limits could materially and adversely affect us.

We carry comprehensive liability, fire, extended coverage, terrorism and rental loss insurance covering all of the properties in our portfolio. Our insurance includes coverage for earthquake damage to properties located in seismically active areas, windstorm damage to properties exposed to hurricanes, and terrorism insurance on all of our properties. Our insurance policies are subject to coverage limits and applicable deductibles, and if we suffer a substantial loss, our coverage may be insufficient. All insurance policies are also subject to coverage extensions that we believe are typical for our business. We do not carry insurance for generally uninsured losses such as loss from riots or other acts of God.

In the event we experience a loss which is uninsured or which exceeds our policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from such property. In addition, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with respect to the damaged or destroyed property. Furthermore, in the event of a substantial loss at one or more of our properties that is covered by one or more policies, the remaining insurance under these policies, if any, could be insufficient to adequately insure our other properties. In such event, securing additional insurance policies, if possible, could be significantly more expensive than our current policies. Any loss of these types may materially and adversely affect our business, financial condition and results of operations.

Future terrorist attacks in the United States or an increase in incidents of violence on college campuses could reduce the demand for, and the value of, our properties, which could materially and adversely affect us.

Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and acts of war, or threats of the same, could reduce the demand for, and the value of, our properties. Any such event in any of the markets in which our properties are located would make it difficult for us to maintain the affected property’s occupancy or to re-lease the property at rates equal to or above historical rates, which could materially and adversely affect our results of operations and the market price of our capital stock and could also materially adversely affect our ability to make distributions on our securities.

Incidents of violence on college campuses could pose similar problems, if such an incident were to occur on a college campus in one of our markets. Such an event in any of our markets could not only adversely affect our occupancy rates, but would also likely lead to increased operating expenses for such properties due to increased security costs, which would likely be necessary to reassure our student-tenants in the wake of such an incident. Any such increase in operating expenses may have a material adverse effect on the results of operations of the affected property.

In addition, terrorist attacks or violent incidents could directly impact the value of our properties through damage, destruction or loss and the availability of insurance for such acts may be limited or prohibitively expensive. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property, which could materially and adversely affect our business, financial condition and results of operations.

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

Certain provisions of the Maryland General Corporation Law (the "MGCL") may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the market price of our securities, including:

•	The Maryland Business Combination Act, which, subject to limitations, prohibits certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our voting capital stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•	The Maryland Control Share Acquisition Act, which provides that our "control shares" (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

In order for us to qualify as a REIT, no more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own shares of our capital stock during at least 335 days of each taxable year. To assist us in qualifying as a REIT, our charter contains a stock ownership limit which provides that, subject to certain exceptions, no person or entity may beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Internal Revenue Code, more than 9.8% by vote or value, whichever is more restrictive, of either our outstanding common stock or our outstanding capital stock in the aggregate. In addition, the Series A Preferred Stock articles supplementary provide generally that no person may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding Series A Preferred Stock. Generally, any of our shares of capital stock owned by affiliated owners will be added together for purposes of the stock ownership limits.

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

The constructive ownership rules under the Internal Revenue Code are complex and may cause stock owned actually or constructively by a group of related individuals or entities to be owned constructively by one individual or entity. As a result, the acquisition of less than 9.8% of our stock (or the acquisition of an interest in an entity that owns, actually or constructively, our stock) by an individual or entity, could, nevertheless cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of our outstanding stock and therefore would subject the individual or entity to the stock ownership limits. However, under certain circumstances, our charter provides that our board of directors shall make an exception to this limitation if our board determines that such exception will not jeopardize our tax status as a REIT.

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

Our management team is authorized to follow broad investment guidelines and, therefore, has great latitude in determining which investments are proper for us, as well as in making the individual investment decisions. Our management team may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns.

The ability of our board of directors to change some of our policies without the consent of our stockholders may lead to the adoption of policies that are not in the best interest of our stockholders.

Our major policies, including our policies with respect to investments, leverage, financing, growth, debt and capitalization, are determined by our board of directors or those committees or officers to whom our board of directors may delegate such authority. Our board of directors also establishes the form, timing and/or amount of any dividends or distributions that we may pay to our stockholders. Our board of directors or the committees or officers to which such decisions may be delegated have the ability to amend or revise these and our other policies at any time without stockholder vote. Accordingly, our stockholders may not have control over changes in our policies, and we may adopt policies that may not prove to be in the best interests of our stockholders.

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

We have entered into employment agreements with certain of our executive officers that require us to make payments in the event such officer’s employment is terminated by us without cause or by such officer for good reason. This may make it difficult for us to effect changes to our management or limit the ability of a third party to acquire control of us when it would otherwise be in the best interest of our stockholders.

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

Our primary assets are our general partnership interest in the Operating Partnership and OP units and, as a result, we depend on distributions from the Operating Partnership to pay dividends and expenses.

We are a holding company and have no material assets other than our general partnership interest and OP units. We intend to cause the Operating Partnership to make distributions to its limited partners, including us, in an amount sufficient to allow us to qualify as a REIT for federal income tax purposes and to pay all our expenses. To the extent we need funds and the Operating Partnership is restricted from making distributions under applicable law, agreement or otherwise, or if the Operating Partnership is otherwise unable to provide such funds, the failure to make such distributions could adversely affect our liquidity and financial condition and our ability to make distributions to our stockholders.

We operate through a partnership structure, which could materially and adversely affect us.

Our primary property-owning vehicle is the Operating Partnership, of which we are the sole general partner. Our acquisition of properties through the Operating Partnership in exchange for OP units may permit certain tax deferral advantages to the sellers of those properties. If properties contributed to the Operating Partnership have unrealized gain attributable to the difference between the fair market value and adjusted tax basis in such properties prior to contribution, then the sale of such properties could cause material and adverse tax consequences to the limited partners who contributed such properties. Although we, as the sole general partner of the Operating Partnership, generally have no obligation to consider the tax consequences of our actions to any limited partner, in connection with our formation transactions, we agreed to indemnify MXT Capital for certain tax consequences related to our properties. There can be no assurance that the Operating Partnership will not acquire properties in the future subject to material restrictions designed to minimize the adverse tax consequences to the limited partners who contribute such properties. Such restrictions could result in significantly reduced flexibility to manage our properties, which could materially and adversely affect our business, financial condition and results of operations.

We have fiduciary duties as the sole general partner of the Operating Partnership which may result in conflicts of interest in representing your interests as our stockholders.

Conflicts of interest could arise in the future as a result of the relationship between us, on the one hand, and the Operating Partnership or any partner thereof, on the other. We, as the sole general partner of the Operating Partnership, have fiduciary duties to the other limited partners in the Operating Partnership under Delaware law. At the same time, our directors and officers have duties to us and our stockholders under applicable Maryland law in connection with their management of us. Our duties as the sole general partner of the Operating Partnership may come in conflict with the duties of our directors and officers to us and our stockholders. For example, those persons holding OP units will have the right to vote on certain amendments to the partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. We are unable to modify the rights of limited partners to receive distributions as set forth in the partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders. Our partnership agreement provides that if there is a conflict between the interests of our stockholders, on one hand, and the interests of the limited partners, on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the limited partners; provided, however, that for so long as we own a controlling interest in the Operating Partnership, we have agreed to resolve any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners in favor of our stockholders.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and public dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as those described in the our summary of significant accounting policies in the notes to the consolidated and combined financial statements, could significantly impact the actual results included in our financial statements. Under any of these circumstances, we our financial condition and results of operations could be materially and adversely affected.

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

In addition, in order to qualify for taxation as a REIT, among other requirements, we must make distributions to stockholders aggregating annually to at least 90% of our REIT taxable income, excluding net capital gains. To the extent that, in respect of any calendar year, cash available for distribution to our stockholders is less than our REIT taxable income, we would be required to fund the minimum distribution necessary to qualify for taxation as a REIT from other sources, which could include asset sales or borrowings. Funding a distribution through asset sales or borrowings could reduce our cash flow from operations, increase our interest expense and decrease our cash available for investment in our business. We may also choose to meet this distribution requirement by distributing a combination of cash and shares of our common stock. See "Federal Income Tax Risk Factors—We may pay taxable dividends of our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock."

Any distributions in excess of our current and accumulated earnings and profits will not be taxable to a holder to the extent that they do not exceed the holder’s adjusted basis in the shares of stock in respect of which the distributions were made, but rather, will reduce the adjusted basis of these shares. To the extent that such distributions exceed the adjusted basis of a stockholder’s shares, they will generally be included in income as capital gains.

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

Federal Income Tax Risk Factors

Our failure to remain qualified as a REIT could have a material and adverse effect on us and on the value of our securities.

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

In addition, if we lose our qualification as a REIT, we will not be required to make distributions to stockholders, and all distributions to our stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. individual stockholders would be taxed on our dividends at the current maximum U.S. federal income tax rate currently of 20%, and our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions and regulations promulgated thereunder for which there are only limited judicial and administrative interpretations. Even a technical or inadvertent violation could jeopardize our ability to qualify as a REIT. The complexity of these provisions and of the applicable U.S. Treasury Department regulations ("Treasury Regulations") that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to continue to qualify as a REIT, we must satisfy a number of requirements on a continuing basis, including requirements regarding the composition of our assets, sources of our gross income and stockholder ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains.

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

Even if we remain qualified as a REIT, we may face other tax liabilities that have a material and adverse effect on us.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would cause our operating costs to increase, and therefore our business, financial condition and results of operations could be materially and adversely affected.

In particular, various services provided at our properties are not permitted to be provided directly by the Operating Partnership, but must be provided through TRSs that are treated as fully taxable corporations.

To remain qualified as a REIT, we may be forced to limit the activities of our TRSs, which could materially and adversely affect our business and results of operations.

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

A TRS is not permitted to directly or indirectly operate or manage a "hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis." We have been advised by counsel that the method of operating our TRSs will not be considered to constitute such an activity. However, future Treasury Regulations or other guidance interpreting the applicable provisions might adopt a different approach, or the IRS might disagree with the conclusion of our counsel. In such event we might be forced to change our method of operating our TRSs, or one or more of the TRSs could fail to qualify as a TRS, which could cause us to fail to qualify as a REIT. Any of the foregoing circumstances could materially and adversely affect our business, financial condition and results of operations.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and we could be materially and adversely affected.

We believe that the Operating Partnership qualifies to be treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of the Operating Partnership’s income. No assurance can be provided, however, that the IRS, will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. The failure of the Operating Partnership to qualify as a partnership would also cause it to become subject to federal state and corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could materially and adversely affect the market price of our securities.

The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the market price of the stock of REITs, including our securities.

We may pay taxable dividends of in the form our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure does not apply to our 2012 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock.

If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on such dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the trading price of our common stock. We do not currently intend to pay taxable dividends in the form of our common stock and cash, although we may choose to do so in the future.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities, which could materially and adversely affect our financial condition and results of operations.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute "gross income" for purposes of the 75% gross income test or the 95% gross income test, if certain requirements are not met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a domestic TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the respective TRS. These increased costs could materially and adversely affect our financial condition and results of operations.

The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

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

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a "true lease," thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification "asset tests" or the "income tests" and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Complying with REIT requirements may cause us to liquidate otherwise attractive investments or to forgo otherwise attractive investment opportunities, which could materially and adversely affect our business, financial condition and results of operations.

To continue to qualify as a REIT for U.S. federal income tax purposes, we continually must satisfy tests concerning, among other things, the sources of our income, the type and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid suffering adverse tax consequences, including potentially losing our REIT status. As a result, we may be required to liquidate otherwise attractive investments, which could materially and adversely affect us. In addition, we may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income, asset-diversification or distribution requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments, which could materially and adversely affect our business, financial condition and results of operations.

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

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, regulatory, administrative or judicial action at any time, which could affect the U.S. federal income tax treatment of an investment in our stock. The U.S. federal income tax rules that affect REITs are under constant review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own interests in 39 operating properties. All of our properties are less than eight years old and more than half of our properties are less than four years old. No single property accounts for more than 5% of our total assets or gross revenue as of December 31, 2012 or 2011 or for the years then ended.

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

Amenities at our properties generally include a resort style swimming pool, basketball courts, beach volleyball courts, fire pits and barbeque areas and a large clubhouse featuring a 24-hour fitness center, library and computer center, tavern style game room with billiards and other games, tanning beds, coffee shop and study areas. All of our properties are fully furnished with ultra suede upholstered couches and chairs and durable wood case goods, and have full kitchens as well as washers and dryers.

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

The following table presents certain summary information about our operating properties:

													Average
											Occupancy		Monthly
					Fall 2012		Distance to				as of		Total Revenue
			Year		Overall		Campus		Number	Number	December 31,		Per
	City	State	Opened	Primary University Served	Enrollment		(miles)		of Units	of Beds	2012 (1)		Occupied Bed (2)
	Wholly Owned Properties
1	Asheville	NC	2005	UNC - Asheville	3,751		0.1		154	448	89.5%		$507
2	Carrollton	GA	2006	University of West Georgia	11,646	(7)	0.1		168	492	99.4%		$452
3	Las Cruces	NM	2006	New Mexico State University	18,024	(7)	0.4		168	492	88.4%		$452
4	Milledgeville	GA	2006	Georgia College & State University	6,636	(7)	0.1		168	492	98.8%		$560
5	Abilene	TX	2007	Abilene Christian University	4,558	(7)	0.5		192	504	97.4%		$457
6	Ellensburg	WA	2007	Central Washington University	11,320	(7)	0.5		192	504	98.8%		$522
7	Greeley	CO	2007	University of Northern Colorado	12,497		1.0		192	504	94.8%		$490
8	Jacksonville	AL	2007	Jacksonville State University	9,161		0.2		192	504	96.0%		$437
9/10	Mobile - I & II (3)	AL	2007/2008	University of South Alabama	15,009	(7)	0.0		384	1,008	81.6%		$489
11	Nacogdoches	TX	2007	Stephen F. Austin State University	12,999		0.4		260	682	96.2%		$539
12	Cheney	WA	2008	Eastern Washington University	12,587		0.5		192	512	94.3%		$462
13	Jonesboro	AR	2008	Arkansas State University	13,877		0.3		192	504	83.7%		$459
14	Lubbock	TX	2008	Texas Tech University	32,467		1.2		192	504	95.0%		$493
15	Stephenville	TX	2008	Tarleton State University	10,276		0.8		192	504	100.0%		$487
16	Troy	AL	2008	Troy University	6,795	(7)	0.4		192	514	87.4%		$499
17	Waco	TX	2008	Baylor University	15,364		0.8		192	504	88.1%		$555
18	Wichita	KS	2008	Wichita State University	14,898		1.1		192	504	86.3%		$444
19	Wichita Falls	TX	2008	Midwestern State University	5,916		1.2		192	504	83.9%		$452
20	Murfreesboro	TN	2009	Middle Tennessee State University	25,394		0.8		186	504	90.5%		$464
21	San Marcos	TX	2009	Texas State University	34,225		1.7		192	504	99.4%		$591
22	Moscow	ID	2009	University of Idaho	11,464		0.5		192	504	95.8%		$477
23	Huntsville	TX	2010	Sam Houston State University	18,461		0.2		192	504	90.7%		$482
24	Statesboro	GA	2010	Georgia Southern University	20,574		0.7		200	536	98.9%		$476
25	Ames	IA	2011	Iowa State University	29,887	(7)	0.3		216	584	99.8%		$509
26	Clarksville	TN	2011	Austin Peay State University	10,597		1.3		208	560	91.6%		$523
27	Columbia	MO	2011	University of Missouri	34,748		0.9		216	632	99.4%		$520
28	Ft. Wayne	IN	2011	Indiana University / Purdue University	13,771		1.1		204	540	80.6%		$473
29	Valdosta	GA	2011	Valdosta State University	12,515		1.9		216	584	89.7%		$515
30	Auburn	AL	2012	Auburn University	25,134		0.0		216	600	95.5%		$586
31	Flagstaff	AZ	2012	Northern Arizona University	18,292		0.2		216	584	99.7%		$612
32	Orono	ME	2012	University of Maine	10,901		0.5		188	620	99.8%		$558
	Subtotal				15,605	(4)	0.5	(4)	6,248	16,936	93.1	%(5)	$499
	Joint Venture Properties (6)
33	Lawrence	KS	2009	Kansas University	24,577		1.6		172	500	77.4%		$459
34	San Angelo	TX	2009	Angelo State University	6,888		0.3		192	504	94.6%		$477
35	Conway	AR	2010	University of Central Arkansas	11,107		0.4		180	504	71.4%		$456
36	Denton	TX	2011	University of North Texas	35,694	(7)	0.8		216	584	81.8%		$576
37	Fayetteville	AR	2012	University of Arkansas	24,537		0.5		232	632	51.6%		$560
38	Laramie	WY	2012	University of Wyoming	10,522		0.3		224	612	78.6%		$518
39	Stillwater	OK	2012	Oklahoma State University	22,411	(7)	0.8		206	612	98.2%		$458
	Subtotal				19,391	(4)	0.5	(4)	1,422	3,948	78.8	%(5)	$493
	Total Properties				16,302	(4)	0.5	(4)	7,670	20,884	90.4	%(5)	$498

(1)	Represents executed leases in place for the 2012-2013 academic year.
(2)	Total revenue (rental and service) for the year ended December 31, 2012 divided by the sum of leased beds at the properties per month.
(3)	Properties subject to a ground lease with an unaffiliated third-party.
(4)	Represents the median distance of the properties within the grouping.
(5)	Weighted average by number of leased beds as of December 31, 2012.
(6)	Joint venture properties include three properties in which we own a 49.9% interest, three properties in which we own a 10% interest, and one property in which we own a 20% interest.
(7)	Enrollment based on latest available data (Fall 2011 enrollment).

Expected Development Properties

We commenced building three properties for our own account, with completion targeted for the 2013-2014 academic year. Information with respect to these wholly owned developments is included in the following table:

City	State		Targeted Completion	Primary University Served	Fall 2012 Overall Enrollment		Distance to Campus (Miles)		Number of Units	Number of Beds

Ft. Collins	CO	(1)	August 2013	Colorado State University	26,769		On Campus		218	612

Muncie	IN		August 2013	Ball State University	18,241	(3)	0.1		216	584

Pullman	WA		August 2013	Washington State University	19,989		0.0		216	584

Total					21,666	(2)	0.0	(4)	650	1,780

(1)	Property subject to a ground lease with an unaffiliated third-party.
(2)	Represents an average of the properties within the grouping.
(3)	Enrollment based on latest available data (Fall 2011 enrollment).
(4)	Represents the median distance of the properties within this grouping.

As of December 31, 2012, our three wholly-owned properties under construction had costs incurred of $10.5 million and budgeted costs of approximately $82.8 million.

We also commenced building three properties which are owned by a joint venture that we established with HSRE in May 2012 and in which we own a 20% interest. We are currently targeting completion of these three properties for the 2013-2014 academic year. Information with respect to these joint venture developments is included in the following table:

City	State	Targeted Completion	Primary University Served	Fall 2012 Overall Enrollment		Distance to Campus (Miles)		Number of Units	Number of Beds

Indiana	PA	August 2013	Indiana University of Pennsylvania	15,379		0.6		224	600

Norman	OK	August 2013	University of Oklahoma	24,144		0.6		224	600

State College	PA	August 2013	Penn State University	45,351		0.8		216	584

Total				28,291	(1)	0.6	(2)	664	1,784

(1)	Represents an average of the properties within the grouping.

(2)	Represents the median distance of the properties within this grouping.

As of December 31, 2012, these three joint venture properties under development described above had costs incurred of $17.9 million and budgeted costs of approximately $80.0 million.

In January 2013, we commenced building a property which is owned by a joint venture that we established with HSRE and Brandywine Realty Trust in which we own a 30% interest. We are currently targeting completion of this property for the 2014-2015 academic year. Information with respect to this joint venture development is included in the following table:

City	State	Targeted Completion	Primary Universities Served	Fall 2012 Overall Enrollment (1)		Distance to Campus (Miles)		Number of Units	Number of Beds
Philadelphia	PA	August 2014	University of Pennsylvania	24,725	(2)	On Campus
			Drexel University	24,860		0.2		344	850

Total				24,793	(3)	0.1	(4)	344	850

(1)	Represents an average of the Universities within the grouping.
(2)	Enrollment based on latest available data (Fall 2011 enrollment).
(3)	Represents an average of the Universities within the grouping
(4)	Represents the median distance of the properties within this grouping.

As of December 31, 2012, this joint venture property under development had zero costs incurred and budgeted costs of approximately $158.5 million.

Development and construction activities involve significant risks and uncertainties, including risks of delays, cost overruns and the potential expenditure of funds on projects that are not ultimately completed. For each of our expected 2013 development properties, we commenced construction subsequent to conducting significant pre-development activities and acquiring the land, or obtaining rights to the land as in a ground lease, necessary for the development of these properties. No assurance can be given that these developments will be completed in accordance with our current expectations, including those with respect to targeted completion and estimated cost. In addition, with respect to any properties developed through the joint venture that we established exclusively with HSRE, we will be responsible for funding the amount by which actual development costs for a project pursued by the venture exceed the budgeted development costs of such project (without any increase in our interest in the project). Moreover, no assurance can be given that these properties, if completed, will perform in accordance with our expectations. See "Risk Factors—Risks Related to Our Business and Properties—Developing properties will expose us to risks beyond those associated with owning and operating student housing properties, and could materially and adversely affect us"; "—The construction activities at our student housing properties expose us to liabilities and risks beyond those associated with the ownership and operation of student housing properties, which could materially and adversely affect us"; "—Our development activities are subject to delays and cost overruns, which could materially and adversely affect us"; "—We may not realize a return on our development activities in a timely manner, which could materially and adversely affect us"; "—Adverse economic conditions and dislocation in the credit markets have had a material and adverse effect on us and may continue to materially and adversely affect us"; "—Developing or acquiring properties in new markets may materially and adversely affect us"; and "—Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-ventures' financial condition and disputes between our co-ventures and us."

As we actively seek new development opportunities, our current business plan contemplates the development of approximately six to eight new student housing properties per year. As part of this plan, we purchase land on which to build our properties. In addition to the projects under development at December 31, 2012, we owned four land parcels that could be used for the development of four properties (within either our wholly-owned portfolio or as contributions to joint venture projects) with an aggregate bed count ranging from approximately 1,600 to 2,000.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about our 2010 Equity Incentive Compensation Plan is incorporated by reference to our definitive Proxy Statement for our 2013 annual meeting of stockholders (the "Proxy Statement").

Market Information

Our common stock has been listed and is traded on the NYSE under the symbol "CCG". The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share reported on the NYSE and declared dividends per share for our common stock:

			Common		Preferred
	Stock Price		Stock		Series A
Period	High	Low	Dividends		Dividends

2011:
First Quarter	$14.36	$10.51	$0.16		$-
Second Quarter	13.02	10.55	0.16		-
Third Quarter	13.28	9.16	0.16		-
Fourth Quarter	12.00	8.71	0.16	(1)	-
2012:
First Quarter	$11.81	$10.06	$0.16		$0.37
Second Quarter	12.00	10.02	0.16		0.50
Third Quarter	11.61	10.29	0.16		0.50
Fourth Quarter	12.31	10.47	0.16	(2)	0.50	(3)

(1)	Paid January 11, 2012, to stockholders of record on December 28, 2011.
(2)	Paid January 9, 2013, to stockholders of record on December 26, 2012.
(3)	Paid January 15, 2013, to stockholders of record on December 26, 2012.

On December 12, 2012, we announced that our Board of Directors declared a fourth quarter 2012 dividend of $0.16 per common share and OP Unit that was paid in cash on January 9, 2013, to stockholders of record on December 26, 2012. The common stock dividends of $0.64 per share are classified for income tax purposes as 2.8% taxable ordinary dividend, 0.2% qualified dividend and 97.0% return of capital.

On December 12, 2012, the Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the fourth quarter of 2012 that was paid in cash on January 15, 2013, to stockholders of record on December 26, 2012. The Preferred Series A stock dividends of $1.87 per share are classified for income tax purposes as 92.7% taxable ordinary dividend and 7.3% qualified dividend.

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from October 19, 2010 (first day of trading for our common stock) to the NYSE closing price per share on December 31, 2012 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the "S&P 500 Index") and the FTSE ERPA/NAREIT United States Index ("FTSE ERPA/NAREIT US Index"). Total return values were calculated assuming a $100 investment on October 19, 2010 with the reinvestment of all dividends in (i) our common stock, (ii) the S&P 500 Index and (iii) the FTSE ERPA/NAREIT US Index.

The actual returns on the graph above are as follows:

		Value of Initial	Value of Initial	Value of Initial
	Initial Investment at	Investment at	Investment at	Investment at
Name	October 19, 2010	December 31, 2010	December 31, 2011	December 31, 2012
Campus Crest Communities, Inc.	$100.00	$112.96	$85.76	$110.54
S&P500	100.00	108.33	110.62	128.32
FTSE ERPA/NAREIT US Index	100.00	103.06	111.05	131.01

Holders

As of December 31, 2012, there were approximately 39 holders of record of our common stock and 38,558,048 shares of common stock outstanding.

Distributions

We intend to continue to declare quarterly distributions on our common stock. The actual amount, timing and form of payment of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code, and no assurance can be given as to the amounts, timing or form of payment of future distributions. The payment of distributions is subject to restrictions under our corporate-level debt described in Note 6 to the Consolidated and Combined Financial Statements in Item 15 and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 under "Liquidity and Capital Resources".

Item 6. Selected Financial Data.

You should read the following selected financial and operating data in conjunction with the Notes to Consolidated and Combined Financial Statements in Item 15 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

Statements of Operations Information:

	The Company			Predecessor
			October 19,	January 1,
			2010	2010
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	October 18	Year Ended December 31,
(in thousands, except share data)	2012	2011	2010	2010	2009	2008
Revenues:
Student housing rental	$79,861	$57,269	$10,452	$39,169	$43,708	$30,813
Student housing services	3,223	2,440	334	1,567	2,265	798
Development, construction and management services	54,295	35,084	74	35,687	60,711	2,505
Total revenues	137,379	94,793	10,860	76,423	106,684	34,116
Operating expenses:
Student housing operations	37,793	28,169	5,371	22,219	23,155	14,890
Development, construction and management services	50,493	31,051	-	33,449	60,200	2,147
General and administrative	8,845	6,856	1,176	5,589	5,617	5,422
Ground leases	217	209	42	214	264	224
Write-off of pre-development costs	-	-	-	537	1,211	203
Depreciation and amortization	23,837	20,090	3,961	14,886	18,371	13,573

Total operating expenses	121,185	86,375	10,550	76,894	108,818	36,459
Equity in earnings (loss) of unconsolidated entities	361	(1,164)	(163)	(259)	(59)	-

Operating income (loss)	16,555	7,254	147	(730)	(2,193)	(2,343)

Nonoperating income (expense):
Interest expense	(11,545)	(6,888)	(2,519)	(20,836)	(15,871)	(14,946)
Change in fair value of interest rate derivatives	(216)	259	146	871	797	(8,758)
Other income (expense)	(194)	461	44	43	44	(50)
Gain on purchase of previously unconsolidated entities	6,554	3,159	577	-	-	-

Total nonoperating expenses	(5,401)	(3,009)	(1,752)	(19,922)	(15,030)	(23,754)

Income (loss) before income taxes	11,154	4,245	(1,605)	(20,652)	(17,223)	(26,097)
Income tax expense	(356)	(464)	-	-	-	-

Net income (loss)	10,798	3,781	(1,605)	(20,652)	(17,223)	(26,097)
Net income (loss) attributable to noncontrolling interests	46	51	(14)	(7,479)	(10,486)	(870)
Dividends on preferred stock	4,114	-	-	-	-	-

Net income (loss) attributable to Campus Crest
Communities, Inc. and Predecessor	$6,638	$3,730	$(1,591)	$(13,173)	$(6,737)	$(25,227)
Net income (loss) per share attributable to common stockholders - basic and diluted:
Basic and diluted	$0.19	$0.12	$(0.05)
Weighted-average common shares outstanding:
Basic	34,781	30,717	29,877
Diluted	35,217	31,153	29,877
Distributions per common share	$0.64	$0.64	$0.13

Balance Sheet Information:

	The Company			Predecessor
	December 31,
(in thousands)	2012	2011	2010	2009	2008

Assets
Investment in real estate, net:
Student housing properties	$669,387	$512,227	$372,746	$347,157	$326,217
Accumulated depreciation	(97,820)	(76,164)	(57,463)	(38,999)	(20,794)
Development in process	50,781	45,278	24,232	3,300	15,742

Investment in real estate, net	622,348	481,341	339,515	311,458	321,165
Investment in unconsolidated entities	22,555	21,052	13,751	2,980	776
Other assets, net	51,417	37,864	17,991	17,358	20,214
Total assets	$696,320	$540,257	$371,257	$331,796	$342,155

Liabilities and equity
Liabilities:
Mortgage and construction loans	$218,337	$186,914	$60,840	$329,102	$322,426
Lines of credit and other debt	75,375	82,052	42,500	14,070	9,237
Other liabilities	57,706	40,156	21,127	31,340	32,606
Total liabilities	351,418	309,122	124,467	374,512	364,269
Equity (deficit):
Stockholders’ and owner’s equity (deficit)	340,484	227,109	243,159	(50,090)	(42,502)
Noncontrolling interests	4,418	4,026	3,631	7,374	20,388
Total equity (deficit)	344,902	231,135	246,790	(42,716)	(22,114)
Total liabilities and equity (deficit)	$696,320	$540,257	$371,257	$331,796	$342,155

Other Data:

	The Company			Predecessor
			October 19,	January 1,
			2010	2010
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	October 18	Year Ended December 31,
(unaudited and in thousands)	2012	2011	2010	2010	2009	2008
Funds from operations (“FFO”)(1)
Net income (loss) attributable to common stockholders	$6,638	$3,730	$(1,591)	$(13,173)	$(6,737)	$(25,227)
Net income (loss) attributable to noncontrolling interests	46	51	(14)	(7,479)	(10,486)	(870)
Gain on purchase of joint venture properties(2)	(6,554)	(3,159)	(577)	-	-	-
Real estate related depreciation and amortization	23,521	19,832	3,911	14,660	18,205	13,042
Real estate related depreciation and amortization unconsolidated joint ventures	1,731	2,434	454	245	52	-
FFO	$25,382	22,888	2,183	(5,747)	1,034	(13,055)

FFO	$25,382	22,888	2,183	(5,747)	1,034	(13,055)
Elimination of change in fair value of interest rate derivatives(3)	-	(337)	(139)	(5,002)	(3,480)	7,414
Elimination of write-off of unamortized deferred financing fees	966	-	-	-	-	-
Elimination of development cost write-off	-	-	-	537	1,211	203

Funds from operations adjusted (“FFOA”)(4)	$26,348	22,551	2,044	(10,212)	(1,235)	(5,438)

(1)	FFO is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, in October 2011, NAREIT communicated to its members that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO. We use FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially and adversely impact our results from operations, the utility of FFO as a measure of our performance is limited. While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the consolidated and combined financial statements and the other financial statements accompanying this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

(2)	For 2010, gain is from the purchase of our joint venture partner’s interest in The Grove at San Marcos; for 2011, gain is from the purchase of our joint venture partner’s interests in The Grove at Huntsville and The Grove at Statesboro; for 2012, gain is from the purchase of our joint venture partner's interests in The Grove at Moscow and The Grove at Valdosta.
(3)	Includes only the non-cash portion of the change in unhedged derivatives.
(4)	When considering our FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of interest rate derivatives, write-off of unamortized deferred financing fees and the write-off of development costs. Excluding the non-cash portion of the change in fair value of unhedged interest rate derivatives, write-off of unamortized deferred financing fees and development cost write-offs adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt amortization of principal or other commitments and contingencies. This measure is referred to herein as "FFOA."

			The Company
	The Company		and Predecessor	Predecessor
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008
Net cash flow information:
Net cash provided by (used in) operating activities	$29,470	22,770	(6,923)	4,353	1,264
Net cash used in investing activities	$(133,053)	(126,916)	(59,931)	(23,552)	(148,385)
Net cash provided by financing activities	$98,818	112,554	66,279	11,060	144,781

Selected Property Information:

			The Company
	The Company		and Predecessor	Predecessor
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008

Operating Properties	39	33	27	24	19
Units	7,670	6,324	5,048	4,476	3,542
Beds	20,884	17,064	13,580	12,036	9,520
Occupancy	90%	89%	89%	84%	78%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this section, references to the Company, "we," "us" and "our" with respect to the period before consummation of the initial public offering of Campus Crest Communities, Inc. on October 19, 2010, refer to the business of Campus Crest Communities, Inc.’s predecessor entities through which Campus Crest Group, LLC carried out the development, construction, ownership and management of the properties that Campus Crest Communities, Inc. acquired upon completion of the Offering and the Formation Transactions.

Overview

Our Company

We are a self-managed, self-administered and vertically-integrated REIT focused on developing, building, owning and managing a diversified portfolio of high-quality, residence life focused student housing properties. We were incorporated in the State of Maryland on March 1, 2010. On October 19, 2010, we completed an initial public offering (the "Offering") of our common stock. As a result of the Offering and certain formation transactions entered into in connection therewith (the "Formation Transactions"), we currently own the sole general partner interest and own limited partner interests in Campus Crest Communities Operating Partnership, LP (the "Operating Partnership"). As of December 31, 2012, we owned a 98.9% limited partnership interest in the Operating Partnership. We hold substantially all of our assets, and conduct substantially all of our business, through the Operating Partnership.

As of December 31, 2012, we owned interests in 39 operating student housing properties containing approximately 7,670 apartment units and 20,884 beds. All of our properties are recently built, with an average age of approximately 3.4 years as of December 31, 2012, and contain modern apartment units with many resort-style amenities. As of December 31, 2012, our portfolio consisted of the following:

	Properties in		Number	Number
	Operation	Ownership	of Units	of Beds
Consolidated entities	32	100.0%	6,248	16,936
Unconsolidated entities:
HSRE I	3	49.9%	544	1,508
HSRE IV	1	20.0%	216	584
HSRE V	3	10.0%	662	1,856
Total	39		7,670	20,884

We derive substantially all of our revenue from student housing rental, student housing services, construction and development services and management services. As of December 31, 2012, the average occupancy for our 39 operating properties was approximately 90.4% and the average monthly total revenue per occupied bed was approximately $498. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We intend to pay regular quarterly distributions to our common stockholders in amounts that meet or exceed the requirements for our qualification as a REIT. Although we currently anticipate making distributions to our common stockholders in cash to the extent cash is available for such purpose, we may, in the sole discretion of our board of directors, make a distribution of capital or of assets or a taxable distribution of our stock (as part of a distribution in which stockholders may elect to receive stock or, subject to a limit measured as a percentage of the total distribution, cash). For the year ended December 31, 2012, we declared and paid common stock dividends totaling $0.64 per share.

Our Relationship With HSRE

We are a party to active joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of December 31, 2012, we have developed 11 properties and are in the process of developing four additional properties in partnership with HSRE, including one joint venture project where we are partners with both HSRE and Brandywine Realty Trust.

HSRE I. Our first joint venture with HSRE, HSRE-Campus Crest I, LLC ("HSRE I"), indirectly owned 100% of the interests in the following three properties at December 31, 2012: The Grove at Conway, The Grove at Lawrence and The Grove at San Angelo. On July 5, 2012, we completed the purchase of HSRE's 50.1% interest in The Grove at Moscow, which was included in HSRE I prior to that date. On December 29, 2011, we completed the purchase of HSRE's 50.1% interests in The Grove at Huntsville and The Grove at Statesboro, which were included in HSRE I prior to that date. At December 31, 2012, we owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%. Prior to the Offering and the Formation Transactions, on October 19, 2010, HSRE I indirectly owned a 100% interest in a seventh property, The Grove at San Marcos. Prior to March 26, 2010, we owned a 10% interest in HSRE I and HSRE owned the remaining 90%.

In general, we are responsible for the day-to-day management of HSRE I’s business and affairs, provided that major decisions must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE I, we receive or have in the past received fees for providing services to the properties held by HSRE I pursuant to development and construction agreements and property management agreements. We granted to an entity related to HSRE I a right of first opportunity with respect to certain development or acquisition opportunities identified by us. This right of first opportunity was to terminate at such time as HSRE had provided at least $40 million of equity funding to HSRE I and/or certain related ventures. This right of first opportunity was amended in conjunction with the formation of HSRE IV as discussed below. HSRE I will dissolve upon the disposition of substantially all of its assets or the occurrence of certain events specified in the agreement between us and HSRE.

HSRE IV. In January 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest IV, LLC ("HSRE IV") to develop and operate additional purpose-built student housing properties. HSRE IV completed two new student housing properties in August 2011 for the 2011-2012 academic year. The properties, located in Denton, Texas, and Valdosta, Georgia, contain an aggregate of approximately 1,168 beds and cost approximately $45.7 million. We own a 20% interest in this venture and affiliates of HSRE own the balance. On July 5, 2012, we completed the purchase of HSRE's 80% interest in The Grove at Valdosta, which was included in HSRE IV prior to that date.

HSRE V. In October 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest V, LLC ("HSRE V"), to develop and operate additional purpose-built student housing properties. HSRE V completed three new student housing properties in August 2012 for the 2012-2013 academic year. The properties, located in Fayetteville, Arkansas, Laramie, Wyoming, and Stillwater, Oklahoma, contain an aggregate of approximately 1,856 beds and cost approximately $72.1 million. We own a 10% interest in this venture and affiliates of HSRE own the balance.

HSRE VI. In March 2012, we entered into a joint venture with HSRE, HSRE-Campus Crest VI, LLC ("HSRE VI"), to develop and operate additional purpose-built student housing properties. HSRE VI is currently building three new student housing properties with completion targeted for the 2013-2014 academic year. The properties, located in Norman, Oklahoma, State College, Pennsylvania and Indiana, Pennsylvania, will contain an aggregate of approximately 1,784 beds and have an estimated cost of approximately $80.0 million. We own a 20% interest in this venture and affiliates of HSRE own the balance.

In general, we are responsible for the day-to-day management of HSRE IV’s, HSRE V’s and HSRE VI's business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE IV, HSRE V and HSRE VI, we will receive fees for providing services to HSRE IV, HSRE V and HSRE VI pursuant to development and construction agreements and property management agreements. In general, we will earn development fees equal to approximately 4% of the total cost of each property developed by HSRE IV, HSRE V and HSRE VI (excluding the cost of land and financing costs), construction fees equal to approximately 5% of the construction costs of each property developed by HSRE IV, HSRE V and HSRE VI and management fees equal to approximately 3% of the gross revenues and 3% of the net operating income of operating properties held by HSRE IV, HSRE V and HSRE VI. In addition, we will receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IV, HSRE V or HSRE VI exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project.

HSRE IX. In January 2013, we entered into a joint venture with HSRE and Brandywine, HSRE-Campus Crest IX, LLC ("HSRE IX"), to develop and operate additional purpose-built student housing properties. HSRE IX is currently building one new student housing property, The Grove at Cira Centre South, with completion targeted for the 2014-2015 academic year. The property, located in the University City submarket of Philadelphia, Pennsylvania, will contain approximately 850 beds and has an estimated cost of approximately $158.5 million. We own a 30% interest in this venture, Brandywine owns 30% and affiliates of HSRE own the balance.

In general, we, along with Brandywine, are responsible for the day-to-day management of HSRE IX’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us, HSRE, and Brandywine. In addition to distributions to which we are entitled as an investor in HSRE IX, we, along with Brandywine, will receive fees for providing services to HSRE IX pursuant to a development agreement and property management agreement. In general, we, along with Brandywine, will earn development fees equal to approximately 4% of the total cost of each property developed by HSRE IX (excluding the cost of land and financing costs) and we will earn management fees equal to approximately 3% of the gross revenues and 2% of the net operating income of operating properties held by HSRE IX. In addition, we, along with Brandywine, will receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we, along with Brandywine, will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IX exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project.

We amended HSRE’s right of first opportunity, originally granted with respect to HSRE I, to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested an aggregate $50 million in HSRE IV, HSRE V, HSRE VI and HSRE IX or caused HSRE IV, HSRE V, HSRE VI and HSRE IX to decline three development opportunities in any calendar year. As of December 31, 2012, HSRE had funded approximately $38 million of the $50 million right of first opportunity. The terms of this venture do not prohibit us from developing a wholly owned student housing property for our own account.

Critical Accounting Policies

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated and combined financial statements. Certain of these accounting policies are particularly important for an understanding of the financial position and results of operations presented in the consolidated and combined financial statements set forth elsewhere in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Actual results could differ as a result of such judgment and assumptions.

Our consolidated and combined financial statements include the accounts of all investments, which include joint ventures in which we have a controlling interest, and our consolidated subsidiaries and the combined subsidiaries of the Predecessor. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in our historical consolidated and combined financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the historical consolidated and combined financial statements, giving due consideration to materiality. Our estimates may not be ultimately realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results will differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Valuation of Investment in Real Estate

Investment in real estate is recorded at historical cost. Pre-development expenditures include items such as entitlement costs, architectural fees and deposits associated with the pursuit of partially-owned and wholly owned development projects. These costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the commencement of construction is not probable. Such write-offs are included within operating expenses in the accompanying consolidated and combined statements of operations.

Management assesses whether there has been impairment in the value of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of investment in real estate is assessed by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property. Impairment is recognized when estimated future undiscounted cash flows are less than the carrying value of the property. The estimation of expected future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment reducing the carrying value of our long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to operating earnings. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary.

Investment in Unconsolidated Entities

Under the equity method, investments in unconsolidated entities are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions, and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

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

Development and construction service revenues are recognized for contracts with entities we do not consolidate. For projects where revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of our interest in the unconsolidated entity. Any incentive fees, net of the impact of our ownership interest, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. When total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as additional investment in the unconsolidated entity to the extent these amounts are determined to be realizable. Entitlement fees, where applicable, are recognized when earned based on the terms of the related contract.

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

Fair value guidance for financial assets and liabilities that are recognized and disclosed in the consolidated financial statements on a recurring basis and nonfinancial assets on a nonrecurring basis establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 - Observable inputs, such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Other inputs that are observable directly or indirectly, such as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs for which there is little or no market data and which we make our own assumptions about how market participants would price the asset or liability.

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

We have made the election to treat TRS Holdings, our subsidiary which holds our development, construction and management companies that provide services to entities in which we do not own 100% of the equity interests, as a TRS. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes. Our TRS accounts for its income taxes in accordance with U.S. GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

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

Property Acquisitions

We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values. Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued "as-if" vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals. Acquisition-related costs such as due diligence, legal and accounting fees are expensed as incurred and not applied in determining the fair value of an acquired property.

Changes in Financial Condition

In February 2012, we completed an underwritten public offering of approximately 2.3 million shares of our 8.0% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), including approximately 0.3 million shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full. The shares of Series A Preferred Stock were issued at a public offering price of $25.00 per share, resulting in net proceeds of approximately $54.9 million after deducting the underwriting discount and other offering costs. We used a portion of the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans, which had been used to partially fund the four properties that were delivered for the 2011-2012 academic year (see Note 6 to the accompanying consolidated and combined financial statements). We used the remaining proceeds for general corporate purposes, including funding properties currently under development.

In July 2012, we completed an underwritten public offering of approximately 7.5 million shares of common stock, including approximately 1.0 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $72.2 million. The net proceeds were used to: (1) acquire the remaining ownership interests in The Grove at Moscow, Idaho and The Grove at Valdosta, Georgia that we did not already own, and to repay the mortgage debt secured by these properties; and (2) to reduce borrowings outstanding under the Credit Facility. Remaining net proceeds were used for general corporate purposes.

In January 2013, we entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement") with Citibank, N.A. and certain other lenders (see Note 6 and Note 15 to the accompanying consolidated and combined financial statements). The Second Amended and Restated Credit Agreement provides for a senior unsecured revolving credit facility (the "Revolving Credit Facility") of up to $250.0 million, with sub-limits of $30.0 million for swing line loans and $15.0 million for letters of credit. The Second Amended and Restated Credit Agreement also provides for a term loan of $50.0 million (the "Term Loan," and together with the Revolving Credit Facility, the "Amended Credit Facility"). Unless otherwise terminated pursuant to the terms of the Second Amended and Restated Credit Agreement, the Amended Credit Facility will mature on January 8, 2017, subject to a one-year extension which we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee. The Second Amended and Restated Credit Agreement had the effect of retroactively applying the amended terms, including interest rates, covenants and borrowing capacity limits, to December 31, 2012. For additional information regarding the Credit Facility, please refer to "—Liquidity and Capital Resources—Principal Capital Resources" below.

REIT Qualification Requirements

We have elected to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code. Our continued qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our stock. We believe that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute currently to our stockholders.

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

Unlike traditional multi-family housing, most of our leases commence on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminates at the completion of the last summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season, which typically begins each October and ends in September of the following year. As of the start of the fall term for the 2012-2013 and 2011-2012 academic years, we had approximately 41.9% and 40.7%, respectively, of our current tenants renew their previous lease for the upcoming term.

Development, Construction and Management Services

The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. In particular, we entered into joint ventures HSRE VI and HSRE IX (described above) that are currently building three student housing properties with completion targeted for the 2013-2014 academic year and one student housing property with completion targeted for the 2014-2015 academic year, respectively. We will receive fees for providing development and construction services to HSRE VI and receive management fees for managing properties owned by HSRE VI once they are placed in service. We will share in the receipt of fees for providing development services to HSRE IX and share in the receipt of management fees for managing the property owned by HSRE IX once it is placed in service. No assurance can be given that HSRE VI or HSRE IX will be successful in developing student housing properties as currently contemplated or those currently under construction.

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

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was consolidated by our Predecessor and four additional properties that were owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that were owned by the same real estate venture. Concurrent with the Offering, in October 2010 we purchased the noncontrolling interest in one of the properties owned by this real estate venture. In December 2011, we purchased the controlling interest in two properties that were opened in August 2010. In August 2011, we opened four wholly owned properties and an additional two properties that are owned in real estate ventures in which we have a noncontrolling interest. In July 2012, we purchased the controlling interest in two properties that were opened in August 2010 and August 2011. In August 2012 and September 2012, we opened three wholly owned properties and an additional three properties that are owned in a real estate ventures in which we have a noncontrolling interest. Due to the continuous opening of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and "same-store" operations, which we believe provides a more meaningful indicator of comparative historical performance.

"Same store" properties are our wholly-owned operating properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us and remaining in service through the end of the latest period presented or period being analyzed. "New properties" are our wholly-owned operating properties that we acquired or placed in service after the beginning of the earliest period presented or period being analyzed.

We monitor net operating income ("NOI") of our student housing properties, which is a non-GAAP financial measure. In general terms, we define NOI as student housing rental revenue less student housing operating expenses including real estate taxes related to our properties. We believe this measure provides an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss). We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by locality, have on our financial performance. To help make comparisons of NOI between periods more meaningful, we distinguish NOI from our properties that are wholly-owned and that were in service throughout each period presented (that is, our "same store" properties) from NOI from our other wholly-owned properties.

We specifically calculate NOI by adding back to (or subtracting from) net income (loss) attributable to common stockholders the following expenses or charges: income tax expense, other expense, interest expense, equity in loss of unconsolidated entities, depreciation and amortization, ground lease expense, general and administrative expense, development, construction and management services expenses and other non-recurring costs or expenses. The following income or gains are then deducted from net income (loss) attributable to common stockholders, adjusted for add backs of expenses or charges: other income, change in fair value of interest rate derivatives, development, construction and management services revenues and non-recurring income or gains.

NOI excludes multiple components of net income (loss) attributable to common stockholders (computed in accordance with GAAP) and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially and adversely impact our results of operations. Therefore, the utility of NOI as a measure of our performance is limited. Additionally, other companies, including other equity REITs, may use different methodologies for calculating NOI and, accordingly, NOI as disclosed by such other companies may not be comparable to NOI published herein. We believe that in order to facilitate a clear understanding of our historical operating results, NOI should be examined in conjunction with net income (loss) as presented in the consolidated and combined financial statements accompanying this report. NOI should not be considered as an alternative to net income (loss) attributable to common stockholders as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distribution.

Development, Construction and Management Services

Development and Construction Services. In addition to our wholly owned properties, all of which were developed and built by us, we also provide development and construction services to unconsolidated joint ventures in which we have an ownership interest. We act as a general contractor on all of our construction projects. When building properties for our own account (i.e., for entities that are consolidated in our financial statements), construction revenues and expenses are eliminated for accounting purposes and construction costs are ultimately reflected as capital additions. Thus, building properties for our own account does not generate any revenues or expenses in our development, construction and management services segment on a consolidated basis. Alternatively, when performing these services for unconsolidated joint ventures, we recognize construction revenues based on the costs that have been contractually agreed to with the joint venture for the construction of the property and expenses based on the actual costs incurred. Construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs, as adjusted to eliminate our proportionate ownership of each entity. Actual construction costs are expensed as incurred and are likewise adjusted to eliminate our proportionate ownership of each entity. Operating income generated by our development and construction activities generally reflects the development fee and construction fee income that is realized by providing these services to unconsolidated joint ventures (i.e., the "spread" between the contractual cost of construction and the actual cost of construction).

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

We have set forth a discussion comparing the consolidated results for year ended December 31, 2012 to the consolidated results of our operations for the year ended December 31, 2011. Additionally, we have set forth a discussion comparing consolidated results for year ended December 31, 2011 to the combined operating results of our operations for the period from October 19, 2010 through December 31, 2010, and the Predecessor’s historical results of operations for the period from January 1, 2010 through October 18, 2010. The historical results of operations presented below should be reviewed in conjunction with the notes to the consolidated and combined financial statements included elsewhere in this report.

Comparison of Years Ended December 31, 2012 and December 31, 2011

As of December 31, 2012, our property portfolio consisted of 32 consolidated operating properties, containing approximately 6,248 apartment units and 16,936 beds and seven operating properties held in three unconsolidated joint ventures, containing approximately 1,422 apartment units and 3,948 beds.

The following table presents our results of operations for the periods presented, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011	Change ($)	Change (%)
Revenues:
Student housing rental	$79,861	57,269	22,592	39.4%
Student housing services	3,223	2,440	783	32.1%
Development, construction and management services	54,295	35,084	19,211	54.8%

Total revenues	137,379	94,793	42,586	44.9%
Operating expenses:
Student housing operations	$37,793	28,169	9,624	34.2%
Development, construction and management services	50,493	31,051	19,442	62.6%
General and administrative	8,845	6,856	1,989	29.0%
Ground leases	217	209	8	3.8%
Depreciation and amortization	23,837	20,090	3,747	18.7%

Total operating expenses	121,185	86,375	34,810	40.3%
Equity in earnings (loss) of unconsolidated entities	361	(1,164)	1,525	-131.0%

Operating income	16,555	7,254	9,301	128.2%

Nonoperating income (expense):
Interest expense	(11,545)	(6,888)	(4,657)	67.6%
Change in fair value of interest rate derivatives	(216)	259	(475)	-183.4%
Other income (expense)	(194)	461	(655)	-142.1%
Gain on purchase of previously unconsolidated interests	6,554	3,159	3,395	107.5%

Total nonoperating expense	(5,401)	(3,009)	(2,392)	79.5%

Net income before income taxes	11,154	4,245	6,909	162.8%
Income tax expense	(356)	(464)	108	-23.3%

Net income	10,798	3,781	7,017	185.6%

Net income attributable to noncontrolling interests	46	51	(5)	-9.8%
Dividends on preferred stock	4,114	-	4,114	N/A

Net income attributable to common stockholders and owner	$6,638	3,730	2,908	78.0%

Student Housing Operations

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $23.4 million and operating expenses in the student housing operations segment increased by approximately $9.6 million in 2012, as compared to 2011. The increase in revenues was primarily due to the opening of three new properties in August 2012, the acquisitions of The Grove at Valdosta and The Grove at Moscow in July 2012, the acquisitions of The Grove at Huntsville and The Grove at Statesboro in December 2011, the inclusion of operating results for our August 2011 deliveries for a full calendar year in 2012 as well as increases in occupancy and monthly revenue per bed at our "same store" properties. The increase in operating expenses was primarily due to the aforementioned activity as well as an increase in "same store" property-level payroll and taxes which was partially offset by a decrease in same store property-level utilities and in general office expenses.

New Property Operations. In August 2012, we began operations at The Grove at Auburn, The Grove at Flagstaff and The Grove at Orono, which contributed approximately $3.9 million in NOI for the year ended December 31, 2012 compared to no contribution for the year ended December 31, 2011. In July 2012, we acquired the remaining ownership interests in The Grove at Valdosta and The Grove at Moscow which contributed approximately $1.7 million of NOI for the year ended December 31, 2012, compared to no contribution for the year ended December 31, 2011. Prior to the acquisition of these interests, we accounted for our ownership in this property under the equity method. In December 2011, we acquired the remaining ownership interests in The Grove at Huntsville and The Grove at Statesboro which contributed approximately $3.0 million of NOI for the year ended December 31, 2012, as compared to an immaterial amount of NOI for the year ended December 31, 2011. Prior to the acquisition of these interests, we accounted for our ownership in this property under the equity method. In August 2011, we began operations at The Grove at Ames, The Grove at Clarksville, The Grove at Columbia and The Grove at Fort Wayne which contributed approximately $6.3 million in NOI for the year ended December 31, 2012, as compared to approximately $3.0 million in NOI for the year ended December 31, 2011.

"Same-Store" Property Operations. Our 21 "same-store" properties contributed approximately $30.4 million of NOI for the year ended December 31, 2012, as compared to approximately $28.6 million of NOI for the year ended December 31, 2011. The increase in revenue at our "same-store" properties was due to an increase in the average occupancy to approximately 91.7% for the year ended December 31, 2012 from approximately 89.6% for the year ended December 31, 2011 and an increase in average monthly revenue per occupied bed ("RevPOB") to $492 for the year ended December 31, 2012 from $486 for the year ended December 31, 2011. The increase in operating expenses were primarily due to property-level payroll and taxes which was partially offset by decreases in same store property-level utilities and general office expenses.

The following is a reconciliation of our net income attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	The Company
	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Net income attributable to common stockholders	$6,638	$3,730
Net income attributable to noncontrolling interests	46	51
Preferred stock dividends	4,114	-
Income tax expense	356	464
Other income (expense)	194	(461)
Gain on purchase of previously unconsolidated entities	(6,554)	(3,159)
Change in fair value of interest rate derivatives	216	(259)
Interest expense	11,545	6,888
Equity in (earnings) loss of unconsolidated entities	(361)	1,164
Depreciation and amortization	23,837	20,090
Ground lease expense	217	209
General and administrative expense	8,845	6,856
Development, construction and management services expenses	50,493	31,051
Development, construction and management services revenues	(54,295)	(35,084)
Total NOI	$45,291	$31,540
Same store properties NOI	$30,361	$28,570
New properties NOI	$14,930	$2,970

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment increased by approximately $19.2 million and approximately $19.4 million, respectively, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The increase in development, construction and management services revenue and operating expenses were primarily due to a higher volume of unconsolidated service activity and the timing of that service activity. During the year ended December 31, 2012, we completed construction on three joint venture projects for which we had a 10% ownership interest and began construction on three additional joint venture projects for which we had a 20% ownership interest. During the year ended December 31, 2011, we completed construction on two joint venture projects for which we had a 20% ownership interest and began construction on three additional joint venture projects for which we had a 10% ownership interest. Although we remain in the early stages of our construction cycle for our current round of developments, we believe our current round of developments will be materially in line with our expectations.

General and Administrative

General and administrative expenses increased from approximately $6.8 million for the year ended December 31, 2011 to approximately $8.8 million for the year ended December 31, 2012. The $2.0 million increase was primarily due to an increase in number of employees and travel expenses resulting from our growth.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $20.1 million for the year ended December 31, 2011 as compared to approximately $23.8 million for the year ended December 31, 2012. This increase was primarily due to the increased number of aforementioned operating properties.

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities, which represents our share of the net income (loss) from entities in which we have a noncontrolling interest, increased to a gain of approximately $0.4 million for the year ended December 31, 2012 from a loss of approximately $1.2 million for the year ended December 31, 2011. This increase was primarily due to the addition of three unconsolidated properties commencing operations in August 2012 and two unconsolidated properties commencing operations in August 2011, offset by our acquisition of the remaining ownership interests in The Grove at Valdosta and The Grove at Moscow in July 2012 and The Grove at Huntsville and The Grove at Statesboro in December 2011. The increase was also due to refinancing initiatives during the fourth quarter 2011 that resulted in lower interest expense and an increase in return on our preferred investments.

Nonoperating Income (Expense)

Interest Expense. Interest expense increased approximately $4.6 million to approximately $11.5 million for the year ended December 31, 2012 as compared to approximately $6.9 million for the year ended December 31, 2011. This increase was primarily due to an increase in outstanding indebtedness during 2012 as compared to 2011 resulting from an increase in the number of operating properties as well as an increase in write-offs of deferred financing costs due to re-financing activities.

Change in Fair Value of Interest Rate Derivatives. The fair value of interest rate derivatives decreased to a loss of approximately $0.2 million for the year ended December 31, 2012 as compared to a gain of approximately $0.3 million for the year ended December 31, 2011. This decrease was primarily due to a decrease in non-cash mark-to-market adjustments of approximately $0.3 million combined with an increase in monthly net cash settlements of approximately $0.2 million.

Other Income/(Expense). Other income/(expense) decreased approximately $0.6 million from a gain of approximately $0.5 million for the year ended December 31, 2011 to a loss of approximately $0.1 million for the year ended December 31, 2012. This decrease was primarily due to interest income earned in 2011 on cash balances, which was not earned in 2012.

Gain on Purchase of Previously Unconsolidated Interests. The gain for the year ended December 31, 2012 was due to our acquisition of the remaining ownership interests in The Grove at Valdosta and The Grove at Moscow and our associated re-measurement of those interests. The gain for the year ended December 31, 2011 was due to our acquisition of the remaining ownership interests in The Grove at Huntsville and The Grove at Statesboro and our associated re-measurement of those interests.

Income Taxes

Income tax expense in 2012 was relatively unchanged compared to 2011 at approximately $0.4 million and approximately $0.5 million, respectively, due to comparable levels in service activity by our TRSs. We managed seven unconsolidated joint venture properties during 2012 as compared to nine unconsolidated joint venture properties during the same period in the prior year.

Dividends on Preferred Stock

Dividends on preferred stock increased to approximately $4.1 million for the year ended December 31, 2012 compared to zero for the year ended December 31, 2011. We had preferred stock outstanding during the year ended December 31, 2012 whereas no such equity was outstanding during the year ended December 31, 2011.

Cash Flows

Net cash provided by operating activities was approximately $29.5 million for the year ended December 31, 2012 as compared to approximately $22.8 million for the year ended December 31, 2011, an increase of approximately $6.7 million. Approximately $4.9 million was used by working capital purposes for the year ended December 31, 2012 as compared to approximately $2.0 million used by working capital accounts for the year ended December 31, 2011, an increase of approximately $2.9 million. The increase in net cash provided by operating activities was primarily due to the payments into restricted cash accounts required by our lenders and an increase in construction related receivables, partially offset by an increase in outstanding accounts payable and accrued expenses. We also added three wholly owned and three joint venture properties for the year ended December 31, 2012 along with receiving a full year benefit of the four wholly owned and two joint venture deliveries from 2011. We also acquired two joint venture properties in December 2011 and two additional joint venture properties in July 2012. These factors, along with increased occupancy at our existing properties contributed to the increase in cash flows of operating activities.

Net cash used in investing activities totaled approximately $133.1 million for the year ended December 31, 2012 as compared to net cash used of approximately $126.9 million for the year ended December 31, 2011, an increase of approximately $6.2 million. This increase was primarily due to expenditures on development projects, contributions to joint ventures and the acquisition of The Grove at Valdosta and The Grove at Moscow during 2012.

Net cash provided by financing activities totaled approximately $98.8 million for the year ended December 31, 2012 as compared to net cash provided of approximately $112.6 million for the year ended December 31, 2011, a decrease of approximately $13.8 million. This decrease was primarily due to the net financing activity resulting from increased draws and the repayment of our line of credit, mortgage and construction notes, partially offset by the proceeds from the sale of preferred and common stock.

Comparison of Years Ended December 31, 2011 and December 31, 2010

As of December 31, 2011, our property portfolio consisted of 27 consolidated operating properties, containing approximately 5,156 apartment units and 13,884 beds and six operating properties held in two unconsolidated joint ventures, containing approximately 1,168 apartment units and 3,180 beds.

The following table presents our results of operations for the periods presented, including the amount and percentage change in these results between the periods (in thousands):

		October 19, 2010	January 1, 2010	Combined
	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	October 18,	December 31,
	2011	2010	2010	2010	Change ($)	Change (%)
Revenues:
Student housing rental	$57,269	10,452	39,169	49,621	7,648	15.4%
Student housing services	2,440	334	1,567	1,901	539	28.4%
Development, construction and management services	35,084	74	35,687	35,761	(677)	-1.9%

Total revenues	94,793	10,860	76,423	87,283	7,510	8.6%
Operating expenses:
Student housing operations	$28,169	5,371	22,219	27,590	579	2.1%
Development, construction and management services	31,051	-	33,449	33,449	(2,398)	-7.2%
General and administrative	6,856	1,176	5,589	6,765	91	1.3%
Ground leases	209	42	214	256	(47)	-18.4%
Write-off of pre-development costs	-	-	537	537	(537)	-100.0%
Depreciation and amortization	20,090	3,961	14,886	18,847	1,243	6.6%

Total operating expenses	86,375	10,550	76,894	87,444	(1,069)	-1.2%
Equity in loss of unconsolidated entities	(1,164)	(163)	(259)	(422)	(742)	175.8%

Operating income	7,254	147	(730)	(583)	7,837	-1344.3%

Nonoperating income (expense):
Interest expense	(6,888)	(2,519)	(20,836)	(23,355)	16,467	-70.5%
Change in fair value of interest rate derivatives	259	146	871	1,017	(758)	-74.5%
Other income	461	44	43	87	374	429.9%
Gain on purchase of previously unconsolidated interests	3,159	577	-	577	2,582	447.5%
Total nonoperating expense	(3,009)	(1,752)	(19,922)	(21,674)	18,665	-86.1%
Net income (loss) before income taxes	4,245	(1,605)	(20,652)	(22,257)	26,502	-119.1%
Income tax expense	(464)	-	-	-	(464)	-100.0%
Net income (loss)	3,781	(1,605)	(20,652)	(22,257)	26,038	-117.0%
Net income (loss) attributable to noncontrolling interests	51	(14)	(7,479)	(7,493)	7,544	-100.7%

Net income (loss) attributable to common stockholders and owner	$3,730	(1,591)	(13,173)	(14,764)	18,494	-125.3%

Student Housing Operations

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $8.2 million and operating expenses in the student housing operations segment increased by approximately $0.6 million, in 2011 as compared to 2010. The increase in revenues was primarily due to the opening of four new properties in August 2011,the inclusion of operating results for The Grove at San Marcos for a full calendar year 2011, as well as increases in occupancy and RevPOB at our other consolidated properties. This increase was partially offset by decreases in property-level marketing expenses, repairs and maintenance and payroll.

New Property Operations. In December 2011, we acquired the remaining ownership interests in The Grove at Huntsville and The Grove at Statesboro which contributed an immaterial amount of NOI for the year ended December 31, 2011. Prior to the acquisition of these interests, we accounted for our ownership in this property under the equity method. In August 2011, we began operations at The Grove at Ames, The Grove at Clarksville, The Grove at Columbia and The Grove at Fort Wayne which contributed approximately $3.0 million in NOI for the year ended December 31, 2011, as compared to no contribution to NOI for the year ended December 31, 2010. In October 2010, we acquired the remaining ownership interests in The Grove at San Marcos which contributed approximately $1.9 million of NOI for the year ended December 31, 2011, as compared to approximately $0.4 million in NOI for the period from October 19, 2010 to December 31, 2010. Prior to the acquisition of these interests, we accounted for our ownership in this property under the equity method.

"Same-Store" Property Operations. Our 20 "same-store" properties contributed approximately $26.7 million of NOI for the year ended December 31, 2011, as compared to approximately $23.5 million of NOI for the year ended December 31, 2010. The increase in revenue at our "same-store" properties was due to an increase in the average occupancy to approximately 89.0% for the year ended December 31, 2011 from approximately 88% for the year ended December 31, 2010 and an increase in RevPOB to $482 for the year ended December 31, 2011 from $480 for the year ended December 31, 2010. The decrease in operating expenses was primarily due to decreased property level marketing expense, repairs and maintenance, payroll and the success realized from our real estate tax appeal program.

The following is a reconciliation of our net income (loss) attributable to common stockholders and Predecessor to NOI for the periods presented, including our same store and new properties (in thousands):

		The Company
	The Company	and Predecessor
	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Net income (loss) attributable to common stockholders and Predecessor	$3,730	$(14,764)
Net income (loss) attributable to noncontrolling interests	51	(7,493)
Income tax expense	464	-
Other expense	(461)	(87)
Gain on purchase of previously unconsolidated entities	(3,159)	(577)
Change in fair value of interest rate derivatives	(259)	(1,017)
Interest expense	6,888	23,355
Equity in loss of unconsolidated entities	1,164	422
Write-off of pre-development costs	-	537
Depreciation and amortization	20,090	18,847
Ground lease expense	209	256
General and administrative expense	6,856	6,765
Development, construction and management services expenses	31,051	33,449
Development, construction and management services revenues	(35,084)	(35,761)
Total NOI	$31,540	$23,932
Same store properties NOI	$26,666	$23,539
New properties NOI	$4,874	$393

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment decreased by approximately $0.7 million and approximately $2.4 million, respectively, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decrease in development, construction and management services revenues and operating expenses in 2011 was primarily due to decreased construction activity in 2011 as compared to 2010 as we had construction activity on two unconsolidated joint venture properties in 2011 in which we owned a 20% interest compared to three unconsolidated joint venture properties through October 2010, in which we owned a 10% interest. This decrease was only partially offset by the fourth quarter 2011 construction activity for three additional unconsolidated joint venture properties, in which we own a 10% interest.

General and Administrative

General and administrative expenses in for the year ended December 31, 2011 were relatively unchanged compared to the year ended December 31, 2010 at $6.9 million and $6.8 million, respectively.

Write-off of Pre-Development Costs

Write-off of pre-development costs were zero for the year ended December 31, 2011 and $0.5 million in for the year ended December 31, 2010 as a result of events that occurred in 2010 which led management to conclude that certain pre-development projects would not result in either the acquisition of a site or commencement of construction. As of December 31, 2011, all pre-development prospects remained probable.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $1.3 million, from approximately $18.8 million for the year ended December 31, 2010 to approximately $20.1 million for the year ended December 31, 2011. This increase was primarily due to an increase in the number of our operating properties described above.

Equity in Loss of Unconsolidated Entities

Equity in loss of unconsolidated entities, which represents our share of the net loss from entities in which we have a noncontrolling interest, increased from a loss of approximately $0.4 million for the year ended December 31, 2010 to a loss of approximately $1.2 million for the year ended December 31, 2011. This $0.8 million increase was primarily due to an increase in our ownership interest to 49.9% in HSRE I upon the completion of the Offering in October 2010, the addition of three new properties owned by HSRE I that commenced operations in August 2010 and had a full year of operations during 2011, two additional properties owned by HSRE IV that commenced operations in August 2011 and interest in our preferred investments. These losses were primarily driven by the ventures’ depreciation expense.

Nonoperating Income (Expense)

Interest Expense. Interest expense decreased approximately $16.5 million, from approximately $23.4 million for the year ended December 31, 2010 to approximately $6.9 million for the year ended December 31, 2011 primarily due to a decrease in outstanding indebtedness during 2011, which resulted from the change in our capital structure as a result of the Offering and Formation transactions in October 2010.

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

Other Income/(Expense) Other income/(expense) increased approximately $0.4 million, from approximately $0.1 million for the year ended December 31, 2010 to approximately $0.5 million for the year ended December 31, 2011. This increase was primarily due to interest income earned on preferred investments for a full year. The remaining increase was related to interest income earned in 2011 on cash balances.

Gain on Purchase of Previously Unconsolidated Interests. The gain for the year ended December 31, 2011 is due to our acquisition of the remaining ownership interests in The Grove at Huntsville and The Grove at Statesboro and our associated re-measurement of those interests. The gain for the year ended December 31, 2010 was due to our acquisition of the remaining ownership interest in The Grove at San Marcos and our associated re-measurement of that interest.

Income Taxes

Income tax expense increased $0.4 million to $0.4 million for the year ended December 31, 2011 as compared to zero for the year ended December 31, 2010. The increase was primarily due to construction, development and management activity at our TRSs for services rendered to nine unconsolidated joint venture properties during 2011 as compared to no construction and development activity on unconsolidated joint venture properties during the period from October 19, 2010 to December 31, 2010.

Cash Flows

Net cash provided by operating activities was approximately $22.8 million for the year ended December 31, 2011 as compared to a use of approximately $6.9 million for the year ended December 31, 2010, an increase of approximately $29.7 million. Approximately $2.0 million was used by working capital accounts for the year ended December 31, 2011 as compared to approximately $7.5 million used by working capital accounts for the year ended December 31, 2010, a decreased use of approximately $5.5 million. This change was driven by the payment of aged outstanding accounts payable and accrued expenses subsequent to the completion of the Offering in 2010.

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

Net cash provided by financing activities totaled approximately $112.6 million for the year ended December 31, 2011 as compared to net cash provided of approximately $66.3 million for the year ended December 31, 2010, an increase of approximately $46.3 million. This increase was primarily due to increased net financing proceeds associated with our development projects for the 2012-2013 academic year.

Liquidity and Capital Resources

Our capital resources include accessing the public debt and equity markets, when available, mortgage and construction loan financing and immediate access to the Amended Credit Facility (discussed below).

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

Principal Capital Resources

In January 2013, we entered into the Second Amended and Restated Credit Agreement with Citibank, N.A. and certain other lenders (see Note 6 in the accompanying Notes to Consolidated and Combined Financial Statements in this Form 10-K). The Second Amended and Restated Credit Agreement provides for the Revolving Credit Facility of up to $250.0 million, with sub-limits of $30.0 million for swing line loans and $15.0 million for letters of credit. The Second Amended and Restated Credit Agreement also provides for the Term Loan of $50.0 million.

As of January 9, 2013, we had approximately $51.0 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of January 9, 2013, we had approximately $99.7 million in borrowing capacity under our revolving credit facility, and amounts borrowed under the facility will be due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

Additionally, the Amended Credit Facility has an accordion feature that allows us to request an increase in the total commitments from $300.0 million to $600.0 million, subject to conditions. Amounts outstanding under the Amended Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Second Amended and Restated Credit Agreement) plus a spread that depends upon our leverage ratio. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings.

Our ability to borrow under the Amended Credit Facility is subject to its ongoing compliance with a number of customary financial covenants, including:

•	a maximum leverage ratio of not greater than 0.60:1.00;
•	a minimum fixed charge coverage ratio of not less than 1.50:1.00;
•	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of not less than 66.67%;
•	a maximum secured recourse debt ratio of not greater than 20%;
•	a minimum tangible net worth of not less than the sum of $330,788,250 plus an amount equal to 75% of the net proceeds of any additional equity issuances; and
•	a maximum secured debt ratio of not greater than 50% through February 17, 2013 and not greater than 45% on any date thereafter.

Pursuant to the terms of the Amended Credit Facility, we may not pay distributions that exceed the greater of (i) 95.0% of our funds from operations, or (ii) the minimum amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we also may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

We and certain of our subsidiaries guarantee the obligations under the Amended Credit Facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

As of December 31, 2012, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

In February 2013, we amended the Second Amended and Restated Credit Agreement held with Citibank, N.A. and certain other lenders to provide for certain exclusions related to our investments in joint ventures as well as the treatment of certain other investments within the compliance calculation of our secured debt ratio and certain negative covenants.

In November 2011, we filed a shelf registration statement which was declared effective by the Securities and Exchange Commission ("SEC") on December 8, 2011 and provides for the ability to issue up to $750.0 million of debt and equity securities.

In February 2012, we completed an underwritten public offering of approximately 2.3 million shares of our Series A Preferred Stock, including approximately 0.3 million shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full (see Note 9 in the accompanying Notes to Consolidated and Combined Financial Statements in this Form 10-K).

In July 2012, we issued approximately 7.5 million shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares (see Note 9 in the accompanying Notes to Consolidated and Combined Financial Statements in this Form 10-K).

Short-Term Liquidity Needs

We believe that we will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. We anticipate using our cash flow from continuing operations, cash and cash equivalents, and Amended Credit Facility availability to fund our business operations, cash dividends and distributions, debt amortization, and recurring capital expenditures. Capital requirements for significant acquisitions and development projects may require funding from borrowings and/or equity offerings.

Recurring Capital Expenditures

Our properties require periodic investments of capital for general maintenance. These recurring capital expenditures vary in size annually based upon the nature of the maintenance required for that time period. For example, recently developed properties typically do not require major maintenance such as the replacement of a roof. In addition, capital expenditures associated with newly acquired or developed properties are capitalized as part of their acquisition price or development budget, so that such properties typically begin to require recurring capital expenditures only following their first year of ownership.

Our historical recurring capital expenditures at our consolidated properties are set forth below (in thousands, except Average Per Bed amount):

	Year Ended December 31,
			The Company and
	The Company		Predecessor
	2012	2011	2010
Investment in wholly-owned developments	$104,051	$107,328	$19,737

Acquisition of previously unconsolidated entities	$15,352	$13,510	$24,171
Capital improvements	5,700	2,902	5,211
Recurring capital expenditures	1,416	905	600
Investment in operating properties	$22,468	$17,317	$29,982

Total Beds as of January 1(1)	13,884	10,528	10,024
Average Per Bed	$102	$86	$60

(1) Total number of beds as of January 1 of the year indicated, excluding beds at consolidated properties that commenced operations during the year indicated, as they did not require material recurring capital expenditures.

We invested approximately $104.0 million, $107.3 million and $19.7 million in wholly-owned developments for the years ended December 31, 2012, 2011, and 2010, respectively. In 2012, we completed construction on three development projects and began construction on another three projects targeted for completion in the third quarter of 2013. In 2011, we completed construction on four development projects and began construction on another three projects targeted for completion in the third quarter of 2012. In 2010, we began construction on four projects targeted for completion in the third quarter of 2011. We have increased the number of projects under construction over time as our access to capital has increased. Going forward, our scope and number of projects will be contingent upon our access to capital among other factors.

We invested approximately $22.5 million, $17.3 million and $30.0 million in our operating properties for the years ended December 31, 2012, 2011, and 2010, respectively. In 2012, we acquired the remaining ownership interests in two previously unconsolidated joint ventures (Campus Crest at Valdosta GP, LLC and Campus Crest at Moscow, LLC) for approximately $15.4 million with the remainder for various capital improvements at our wholly-owned properties. In 2011, we acquired the remaining ownership interests in three previously unconsolidated joint ventures (Campus Crest at Huntsville I GP, LLC, Campus Crest at Huntsville II GP, LLC and Campus Crest at Statesboro, LLC) for approximately $13.5 million with the remainder for various capital improvements at our wholly-owned properties. In 2010, we acquired the remaining ownership interest in a previously unconsolidated joint venture (Campus Crest at San Marcos GP, LLC) for approximately $24.2 million with the remainder for various capital improvements. Capital improvements at our wholly-owned properties include betterments to buildings, clubhouse renovations, parking lots, solar panel installations and other capital improvements.

We expect to consider acquiring additional joint venture ownership interests going forward. We also expect our capital improvements and recurring capital expenditures to increase over time as our portfolio expands.

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

We are building six new student housing properties, three of which are wholly owned by us and three of which are owned by HSRE VI, a joint venture that we established with HSRE, and in which we own a 20% interest. We are currently targeting completion of these six properties for the 2013-2014 academic year. For each of these projects, we commenced construction subsequent to conducting significant pre-development activities. We estimate that the cost to complete all three wholly owned properties will be approximately $72.3 million. Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint venture with HSRE, and we estimate that the cost to complete the three joint venture properties will be approximately $62.1 million and our net pro rata share of equity will be approximately $12.4 million. No assurance can be given that we will complete construction of these six properties in accordance with our current expectations (including the estimated cost thereof). During 2012, we closed on all financing necessary for our six 2013-2014 development projects. We intend to finance our share of the remaining construction costs through the Revolving Credit Facility.

We are also building one new student housing property of which is owned by HSRE IX, a joint venture that we established with HSRE and Brandywine, in which we own a 30% interest. We are currently targeting completion of this property for the 2014-2015 academic year. We estimate that the cost to complete this joint venture property to be approximately $158.5 million and our net pro rata share of equity will be approximately $47.6 million. No assurance can be given that we will complete construction of this property in accordance with our current expectations (including the estimated cost thereof). During January 2013, we closed on our financing necessary for this development project. We intend to finance our share of the construction costs through the revolving credit facility.

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

Commitments

The following table summarizes our contractual commitments as of December 31, 2012 (including future interest payments) (in thousands):

Contractual Obligations	Total	2013		2014-2015	2016-2017	Thereafter

Long-Term Debt Obligations	$293,712	$86,690	(3)	$44,451	$62,178	$100,393
Interest Payments on Outstanding Debt Obligations	53,647	10,504		18,588	12,431	12,124
Operating Lease Obligations	29,426	1,015		2,068	2,071	24,272
Purchase Obligations(1)	54,387	54,387		-	-	-
Other Long-Term Liabilities	73	-		73	-	-

Total(2)	$431,245	$152,596		$65,180	$76,680	$136,789

(1)	Obligations relate to subcontracts executed by Campus Crest Construction to complete projects under construction at December 31, 2012.

(2)	Excludes joint venture debt of approximately $24.0 million and $9.8 million that matures in November 2013 and January 2014, respectively, of which we are a 49.9% owner, approximately $17.0 million and $0.7 million that matures in December 2013 and December 2015, respectively, of which we are a 20.0% owner, and approximately $41.0 million that matures between December 2014 and January 2015, of which we are a 10.0% owner. We are the guarantor of these loans.

(3)	Includes our Credit Facility. In January 2013, we amended our Credit Facility, thereby extending the maturity date to January 2017, subject to a one-year extension option. See Note 6 to the accompanying consolidated and combined financial statements.

Long-Term Indebtedness Outstanding

See Note 6 in the accompanying Notes to Consolidated and Combined Financial Statements in this Form 10-K for our outstanding consolidated indebtedness.

The weighted average annual interest rate on our total long-term indebtedness as of December 31, 2012 was approximately 3.99%. At December 31, 2012 our ratio of debt to total market capitalization was approximately 35.4%, excluding indebtedness encumbering our current and future joint venture properties. However, we expect to incur additional indebtedness, consistent with our financing policy, in connection with our development activities.

At December 31, 2012 we were in compliance with all financial covenants with respect to our Amended Credit Facility.

Off-Balance Sheet Arrangements

HSRE Joint Ventures

We have investments in real estate ventures with HSRE, which are not consolidated by us and were not combined by our Predecessor. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States. Along with the joint venture partners, we hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operations. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

We are a guarantor of the construction and mortgage debt of these ventures. Detail of our unconsolidated investments at December 31, 2012 is presented in the following table (in thousands):

						Debt
							Weighted
			Number of Properties				Average
	Our	Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership	Founded	Operations	De velopment	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	49.9%	2009	3	-	$11,125	$33,828	2.71%	(1)	11/09/2013 – 1/09/2014
HSRE-Campus Crest IV, LLC	20.0%	2011	1	-	2,372	16,979	5.75%	(2)	12/1/2013
HSRE-Campus Crest V, LLC	10.0%	2011	3	-	3,393	40,960	2.95%	(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%	2012	-	3	5,665	689	2.86%	(1)	5/08/2015 – 12/19/2015
Total Unconsolidated Entities			7	3	$22,555	$92,456	3.38%

(1)	Variable interest rates.
(2)	Comprised of one fixed rate loan.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the consolidated and combined financial statements accompanying this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO to our net income (loss) for the periods presented (in thousands):

	The Company			Predecessor
			October 19,	January 1,
			2010	2010
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	October 18
(in thousands)	2012	2011	2010	2010
Funds from operations (“FFO”)
Net income (loss) attributable to common stockholders	$6,638	$3,730	$(1,591)	$(13,173)
Net income (loss) attributable to noncontrolling interests	46	51	(14)	(7,479)
Gain on purchase of joint venture properties(1)	(6,554)	(3,159)	(577)	-
Real estate related depreciation and amortization	23,521	19,832	3,911	14,660
Real estate related depreciation and amortization unconsolidated joint ventures	1,731	2,434	454	245
FFO	$25,382	$22,888	$2,183	$(5,747)

(1)	For 2012, gain is from the purchase of our joint venture partner’s interest in The Grove at Moscow and The Grove at Valdosta; for 2011, gain is from the purchase of our joint venture partner’s interest in The Grove at Huntsville and The Grove at Statesboro; for 2010, gain is from the purchase of our joint venture partner’s interest in The Grove at San Marcos.

In addition to FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of interest rate derivatives, write-off of unamortized deferred financing fees and the write-off of development costs. Excluding the change in fair value of interest rate derivatives, write-off of unamortized deferred financing fees and development cost write-offs adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt service obligations or other commitments and contingencies. This measure is referred to herein as FFOA.

	The Company			Predecessor
			October 19,	January 1,
			2010	2010
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	October 18
	2012	2011	2010	2010

FFO	$25,382	$22,888	$2,183	$(5,747)
Elimination of change in fair value of interest rate derivatives(1)	-	(337)	(139)	(5,002)
Elimination of write-off of unamortized deferred financing fees	966	-	-	-
Elimination of development cost write-off	-	-	-	537

Funds from operations adjusted (“FFOA”)	$26,348	$22,551	$2,044	$(10,212)

(1)	Includes only the noncash portion of the change in unhedged derivatives.

Inflation

Our student housing leases typically do not have terms that extend beyond 12 months. Accordingly, although on a short-term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset any rising costs. However, our ability to raise rental rates could be limited by a weak economic environment, declining student enrollment at our principal colleges and universities or competition in the marketplace.

Recent Accounting Pronouncements

See Note 2 in the accompanying Notes to Consolidated and Combined Financial Statements in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2012, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. At December 31, 2012, the spread on our Revolving Credit Facility was 2.25%.

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total

Fixed rate debt	$2,055	$2,590	$2,866	$46,050	$16,128	$100,393	$170,082
Weighted average interest rate	5.16%	5.04%	4.95%	4.95%	4.52%	4.35%	4.93%
Variable rate debt	$84,635 (1)	$38,993	$2	$-	$-	$-	$123,630
Weighted average interest rate	2.52%	3.07%	2.46%	0.00%	0.00%	0.00%	2.69%

Total	$86,690	$41,583	$2,868	$46,050	$16,128	$100,393	$293,712

(1)	In January 2013, we amended our Credit Facility, thereby extending the maturity date to January 2017, subject to a one-year extension option. See Note 6 to the accompanying consolidated and combined financial statements.

The table above presents the principal amount of debt maturing each year through December 31, 2017 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2012 and does not reflect indebtedness incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2012, the estimated fair value of our construction loans and fixed rate mortgage debt was $227.0 million.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2012, approximately $123.6 million of our aggregate indebtedness (42.1% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $1.2 million annually. This assumes that the amount outstanding under our variable rate debt remains at $123.6 million, the balance as of December 31, 2012.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2012 to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

PART IV.

Item  15. Exhibits and Financial Statement Schedules

1. Financial Statements	Page

Reports of Independent Registered Public Accounting Firm	63

Consolidated Balance Sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2012 and 2011	65

Consolidated Statements of Operations and Comprehensive Income (Loss) for Campus Crest Communities, Inc. for the years ended December 31, 2012 and 2011, for the period from October 19, 2010 through December 31, 2010 and Combined Statement of Operations and Comprehensive Income (Loss) for Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010	66

Consolidated Statements of Changes in Equity (Deficit) for Campus Crest Communities, Inc. for the years ended December 31, 2012 and 2011, for the period from October 19, 2010 through December 31, 2010 and Combined Statement of Changes in Equity (Deficit) for Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010	67

Consolidated Statements of Cash Flows for Campus Crest Communities, Inc. for the years ended December 31, 2012 and 2011, and Consolidated and Combined Statement of Cash Flows for Campus Crest Communities, Inc. and Campus Crest Communities Predecessor for the year ended December 31, 2010	68

Notes to Consolidated and Combined Financial Statements	70

2. Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2012	91

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.     Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

3.2	Articles Supplementary designating Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on February 9, 2012).

3.3	Bylaws of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

4.1	Form of Certificate for Common Stock of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

4.2	Form of Certificate for 8.00% Series A Cumulative Redeemable Preferred Stock of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 8-A filed on February 7, 2012).

10.1	Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 9, 2012).

10.2	Campus Crest Communities, Inc. Amended and Restated Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010).*

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-8 (No. 333-169958) filed on October 15, 2010).*

10.4	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form S-8 (No. 333-169958) filed on October 15, 2010).*

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 21, 2010).*

10.6	Employment Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins (incorporated by reference to Exhibit 10.6 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.7	Employment Agreement by and between Campus Crest Communities, Inc. and Michael S. Hartnett (incorporated by reference to Exhibit 10.7 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.8	Employment Agreement by and between Campus Crest Communities, Inc. and Earl C. Howell (incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011)*

10.9	Amended Employment Agreement by and between Campus Crest Communities, Inc. and Earl C. Howell (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 10-K filed on August 16, 2012).*

10.10	Employment Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.11	Employment Agreement by and between Campus Crest Communities, Inc. and Shannon N. King (incorporated by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.12	Employment Agreement by and between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011).*

10.13	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins (incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.14	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Michael S. Hartnett (incorporated by reference to Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.15	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Earl C. Howell (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.16	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.17	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Shannon N. King (incorporated by reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.18	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011).*

10.19	Release and Addendum to Release by and between Campus Crest Communities, Inc. and Shannon N. King (incorporated by reference to Exhibit 10.1to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010).*

10.20	Tax Protection Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 21, 2010).

10.21	Registration Rights Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, MXT Capital, LLC and certain other parties thereto (incorporated by reference to Exhibit 10.17 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

10.22	Second Amended and Restated Credit Agreement, by and among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto, dated as of January 8, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 1, 2013).

10.23	Construction Loan and Security Agreement by and between Campus Crest Communities, Inc., The PrivateBank and Trust Company and certain other parties thereto, dated as of November 19, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010).

10.24	Amended and Restated Operating Agreement of HSRE-Campus Crest I, LLC, dated as of October 19, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 21, 2010).

10.25	Operating Agreement of HRSE-Campus Crest IV, LLC, dated as of January 20, 2011 (incorporated by reference to Exhibit 10.68 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010).

10.26	Amended and Restated Operating Agreement of HRSE-Campus Crest V, LLC, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.55 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).

10.27	Contribution and Distribution Agreement by and among HSRE-Campus Crest IA, LLC, Campus Crest Ventures III, LLC, HSRE-Campus Crest I, LLC and Campus Crest Properties, LLC, dated as of December 29, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 5, 2012).

10.28	Form of Aircraft Lease (incorporated by reference to Exhibit 10.43 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.1	The following materials from Campus Crest Communities, Inc.’ Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets of Campus Crest Communities, Inc., (ii) the Consolidated and Combined Statements of Operations of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, (iii) the Consolidated and Combined Statements of Changes in Equity (Deficit) and Comprehensive Income (Loss) of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, (iv) the Consolidated and Combined Statements of Cash Flows of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, and (v) related notes to the Consolidated and Combined Financial Statements of Campus Crest Communities, Inc. and Campus Crest Communities Predecessor, tagged as blocks of text.

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

February 26, 2013	CAMPUS CREST COMMUNITIES, INC.

	By:	/s/ Ted W. Rollins
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

Name	Title	Date

/s/ Ted W. Rollins	Co-Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013
Ted W. Rollins

/s/ Michael S. Hartnett	Co-Chairman of the Board, Chief Investment Officer and Director	February 26, 2013
Michael S. Hartnett

/s/ Donald L. Bobbitt, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2013
Donald L. Bobbitt, Jr.

/s/ N. Anthony Coles	Director	February 26, 2013
N. Anthony Coles

/s/ Richard S. Kahlbaugh	Director	February 26, 2013
Richard S. Kahlbaugh

/s/ Denis McGlynn	Director	February 26, 2013
Denis McGlynn

Name	Title	Date

/s/ William G. Popeo	Director	February 26, 2013
William G. Popeo

/s/ Daniel L. Simmons	Director	February 26, 2013
Daniel L. Simmons

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Campus Crest Communities, Inc.:

We have audited the accompanying consolidated balance sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), and changes in equity (deficit) of Campus Crest Communities, Inc. and subsidiaries for the years ended December 31, 2012 and 2011 and for period from October 19, 2010 (commencement of operations) through December 31, 2010, the related combined statements of operations and comprehensive income (loss), and changes in equity (deficit) of Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010, the related consolidated statements of cash flows of Campus Crest Communities, Inc. and subsidiaries for the years ended December 31, 2012 and 2011, and the related combined statement of cash flows of Campus Crest Communities, Inc. and subsidiaries and Campus Crest Communities Predecessor for the year ended December 31, 2010. In connection with our audits of the consolidated and combined financial statements, we also have audited financial statement Schedule III. These consolidated and combined financial statements and financial statement Schedule III are the responsibility of Campus Crest Communities, Inc.’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement Schedule III based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2012 and 2011, the consolidated results of operations of Campus Crest Communities, Inc. and subsidiaries for the years ended December 31, 2012 and 2011 and for period from October 19, 2010 (commencement of operations) through December 31, 2010, the combined results of operations of Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010, the consolidated cash flows of Campus Crest Communities, Inc. and subsidiaries for the years ended December 31, 2012 and 2011, and the combined cash flows of Campus Crest Communities, Inc. and subsidiaries and Campus Crest Communities Predecessor for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Campus Crest Communities, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of Campus Crest Communities, Inc. and subsidiaries’ internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina

February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Campus Crest Communities, Inc.:

We have audited Campus Crest Communities, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), and changes in equity (deficit) of Campus Crest Communities, Inc. and subsidiaries for the years ended December 31, 2012 and 2011 and for period from October 19, 2010 (commencement of operations) through December 31, 2010, the related combined statements of operations and comprehensive income (loss), and changes in equity (deficit) of Campus Crest Communities Predecessor for the period from January 1, 2010 through October 18, 2010, the related consolidated statements of cash flows of Campus Crest Communities, Inc. and subsidiaries for the years ended December 31, 2012 and 2011, the related combined statement of cash flows of Campus Crest Communities, Inc. and subsidiaries and Campus Crest Communities Predecessor for the year ended December 31, 2010, and financial statement Schedule III, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated and combined financial statements and financial statement Schedule III.

/s/ KPMG LLP

Charlotte, North Carolina

February 26, 2013

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2012	2011

ASSETS
Investment in real estate, net:
Student housing properties	$669,387	$512,227
Accumulated depreciation	(97,820)	(76,164)
Development in process	50,781	45,278
Investment in real estate, net	622,348	481,341
Investment in unconsolidated entities	22,555	21,052
Cash and cash equivalents	5,970	10,735
Restricted cash	3,902	2,495
Student receivables, net of allowance for doubtful accounts of $121 and $246, respectively	2,193	1,259
Cost and earnings in excess of construction billings	23,077	10,556
Other assets, net	16,275	12,819
Total assets	$696,320	$540,257

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans	$218,337	$186,914
Line of credit and other debt	75,375	82,052
Accounts payable and accrued expenses	45,634	30,650
Construction billings in excess of cost and earnings	49	165
Other liabilities	12,023	9,341
Total liabilities	351,418	309,122
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 2,300,000 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively	23	-
Common stock, $0.01 par value, 90,000,000 shares authorized, 38,558,048 and 30,709,877 shares issued and outstanding in 2012 and 2011, respectively	386	307
Additional common and preferred paid-in capital	377,180	248,599
Accumulated deficit and distributions	(37,047)	(21,410)
Accumulated other comprehensive loss	(58)	(387)
Total Campus Crest Communities, Inc. stockholders' equity	340,484	227,109
Noncontrolling interests	4,418	4,026
Total equity	344,902	231,135
Total liabilities and equity	$696,320	$540,257

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	The Company			Predecessor
			October 19, 2010	January 1, 2010
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	October 18,
	2012	2011	2010	2010

Revenues:
Student housing rental	$79,861	$57,269	$10,452	$39,169
Student housing services	3,223	2,440	334	1,567
Development, construction and management services	54,295	35,084	74	35,687
Total revenues	137,379	94,793	10,860	76,423
Operating expenses:
Student housing operations	37,793	28,169	5,371	22,219
Development, construction and management services	50,493	31,051	-	33,449
General and administrative	8,845	6,856	1,176	5,589
Ground leases	217	209	42	214
Write-off of predevelopment costs	-	-	-	537
Depreciation and amortization	23,837	20,090	3,961	14,886
Total operating expenses	121,185	86,375	10,550	76,894
Equity in earnings (loss) of unconsolidated entities	361	(1,164)	(163)	(259)
Operating income (loss)	16,555	7,254	147	(730)

Nonoperating income (expense):
Interest expense	(11,545)	(6,888)	(2,519)	(20,836)
Change in fair value of interest rate derivatives	(216)	259	146	871
Other income (expense)	(194)	461	44	43
Gain on purchase of previously unconsolidated entities	6,554	3,159	577	-
Total nonoperating expense, net	(5,401)	(3,009)	(1,752)	(19,922)
Net income (loss) before income tax expense	11,154	4,245	(1,605)	(20,652)
Income tax expense	(356)	(464)	-	-
Net income (loss)	10,798	3,781	(1,605)	(20,652)
Net income (loss) attributable to noncontrolling interests	46	51	(14)	(7,479)
Dividends on preferred stock	4,114	-	-	-
Net income (loss) attributable to common stockholders	$6,638	$3,730	$(1,591)	$(13,173)

Net income (loss) per share attributable to common stockholders - basic and diluted:	$0.19	$0.12	$(0.05)

Weighted-average common shares outstanding:
Basic	34,781	30,717	29,877
Diluted	35,217	31,153	29,877

Distributions per common share	$0.64	$0.64	$0.127

Consolidated and combined statements of comprehensive income (loss):
Net income (loss)	$10,798	$3,781	$(1,605)	$(20,652)
Change in fair value of interest rate derivatives	332	(215)	(172)	-
Comprehensive income (loss)	11,130	3,566	(1,777)	(20,652)
Comprehensive (income) loss attributable to noncontrolling interests	46	51	(14)	(7,479)
Change in fair value of interest rate derivatives attributable to noncontrolling interest	3	-	-	-
Dividends on preferred stock	4,114	-	-	-
Comprehensive income (loss) attributable to common stockholders	$6,967	$3,515	$(1,763)	$(13,173)

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In thousands)

							Total
	Series A		Additional		Accumulated		Stockholders'
	Cumulative		Common and	Accumulated	Other		and Owner's
	Redeemable	Common	Preferred Paid-	Deficit and	Comprehensive	Owner's	Equity	Noncontrolling	Total (Deficit)
	Preferred Stock	Stock	in Capital	Distributions	Income (Loss)	Deficit	(Deficit)	Interests	Equity
Predecessor:
Balance at January 1, 2010	$-	$-	$-	$-	$-	$(50,090)	$(50,090)	$7,374	$(42,716)
Contributions	-	-	-	-	-	2,133	2,133	1,033	3,166
Distributions	-	-	-	-	-	(6,383)	(6,383)	(3,147)	(9,530)
Net Loss	-	-	-	-	-	(13,173)	(13,173)	(7,479)	(20,652)
Balance at October 18, 2010	-	-	-	-	-	(67,513)	(67,513)	(2,219)	(69,732)
The Company:
Buyout of owner’s deficit of Predecessor	-	-	(101,817)	-	-	67,513	(34,304)	5,789	(28,515)
Net proceeds of sale of common stock	-	307	350,264	-	-	-	350,571	-	350,571
Dividends on common stock	-	-	-	(3,900)	-	-	(3,900)	(55)	(3,955)
Amortization of restricted stock awards and operating partnership units	-	-	68	-	-	-	68	130	198
Change in fair value of interest rate derivatives	-	-	-	-	(172)	-	(172)	-	(172)
Net loss	-	-	-	(1,591)	-	-	(1,591)	(14)	(1,605)
Balance at December 31, 2010	-	307	248,515	(5,491)	(172)	-	243,159	3,631	246,790
Dividends on common stock	-	-	-	(19,649)	-	-	(19,649)	(280)	(19,929)
Amortization of restricted stock awards and operating partnership units	-	-	218	-	-	-	218	624	842
Transaction costs	-	-	(134)	-	-	-	(134)	-	(134)
Change in fair value of interest rate derivatives	-	-	-	-	(215)	-	(215)	-	(215)
Net income	-	-	-	3,730	-	-	3,730	51	3,781
Balance at December 31, 2011	-	307	248,599	(21,410)	(387)	-	227,109	4,026	231,135
Net proceeds of sale of preferred stock	23	-	54,870	-	-	-	54,893	-	54,893
Net proceeds of sale of common stock	-	75	72,087	-	-	-	72,162	-	72,162
Issuance of restricted stock	-	4	(4)	-	-	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	1,628	-	-	-	1,628	624	2,252
Dividends on preferred stock	-	-	-	(4,114)	-	-	(4,114)	-	(4,114)
Dividends on common stock	-	-	-	(22,275)	-	-	(22,275)	-	(22,275)
Dividends to noncontrolling interests	-	-	-	-	-	-	-	(281)	(281)
Change in fair value of interest rate derivatives	-	-	-	-	329		329	3	332
Net income	-	-	-	10,752	-	-	10,752	46	10,798
Balance at December 31, 2012	$23	$386	$377,180	$(37,047)	$(58)	$-	$340,484	$4,418	$344,902

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
			The Company and
	The Company		Predecessor
	2012	2011	2010

Operating activities:
Net income (loss)	$10,798	$3,781	$(22,257)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,837	20,090	18,847
Amortization of deferred financing costs	2,838	1,338	2,443
Accretion of interest expense	-	-	5,043
Gain on purchase of previously unconsolidated entities	(6,554)	(3,159)	(577)
Loss on disposal of assets	154	66	50
Provision for bad debts	1,728	1,566	1,215
Write-off of pre-development costs	-	-	537
Change in non-cash portion of fair value of unhedged derivatives	-	(337)	(5,141)
Equity in (earnings) loss of unconsolidated entities	(361)	1,164	422
Distributions of accumulated earnings from unconsolidated entities	766	-	-
Share-based compensation expense	1,194	265	35
Changes in operating assets and liabilities:
Restricted cash	(736)	810	72
Student receivables	(2,492)	(1,776)	(1,592)
Construction billings	(10,967)	(8,765)	1,083
Accounts payable and accrued expenses	11,868	6,529	(7,467)
Other	(2,603)	1,198	364
Net cash provided by (used in) operating activities	29,470	22,770	(6,923)
Investing activities:
Investments in development in process	(104,051)	(107,328)	(19,737)
Investments in student housing properties	(7,116)	(3,807)	(5,811)
Acquisition of previously unconsolidated entities	(15,352)	(13,510)	(24,171)
Investments in unconsolidated entities	(7,363)	(12,395)	(10,151)
Capital distributions from unconsolidated entities	3,355	10,499	-
Purchase of corporate fixed assets	(1,855)	(375)	(61)
Change in restricted cash	(671)	-	-
Net cash used in investing activities	(133,053)	(126,916)	(59,931)
Financing activities:
Proceeds from mortgage and construction loans	97,220	126,156	497
Repayments of mortgage and construction loans	(93,096)	(28,846)	(268,759)
Proceeds from line of credit and other debt	59,400	83,000	71,040
Repayments of line of credit and other debt	(66,077)	(46,000)	(50,674)
Proceeds from related party loans	-	-	3,021
Debt issuance costs	(1,219)	(2,404)	(4,538)
Contributions from owner of Predecessor	-	-	2,133
Contributions from noncontrolling interests of Predecessor	-	-	1,033
Dividends paid to common and preferred stockholders	(24,184)	(18,636)	-
Dividends to noncontrolling interests	(281)	(265)	-
Distributions to Predecessor	-	-	(6,383)
Distributions to noncontrolling interests of Predecessor	-	-	(3,147)
Proceeds from sale of preferred stock	57,500	-	-
Proceeds from sale of common stock	75,573	-	382,292
Payment of offering costs	(6,018)	(451)	(31,721)
Purchase of noncontrolling interests of Predecessor	-	-	(28,515)
Net cash provided by financing activities	98,818	112,554	66,279
Net change in cash and cash equivalents	(4,765)	8,408	(575)
Cash and cash equivalents at beginning of period	10,735	2,327	2,902
Cash and cash equivalents at end of period	$5,970	$10,735	$2,327

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended December 31,
			The Company and
	The Company		Predecessor
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$8,617	$7,247	$22,109
Cash paid for income taxes	571	44	-

Non-cash investing and financing activity:
Change in payables related to dividends to common and preferred stockholders and noncontrolling interest	$2,205	$1,028	$3,955
Change in payables related to capital expenditures	637	8,276	(1,858)
Assumption of mortgage debt related to purchase of previously unconsolidated entities	27,299	28,764	-
Assumption of bonds related to land purchase	-	2,552	-
Issuance of operating partnership units in exchange for noncontrolling interests of Predecessor	-	-	3,570
Change in fair value of derivative instruments, net	-	-	(172)
Conversion of costs and earnings in excess of construction billings to investment in unconsolidated entities	898	-	1,028
Contribution of land to investment in unconsolidated entities	3,347	11,730	-
Common and preferred stock dividends declared but not paid	7,197	4,983	3,955

See accompanying notes to consolidated and combined financial statements.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.     Organization and Description of Business

Campus Crest Communities, Inc., together with its subsidiaries, referred to herein as the “Company,” “we,” “us,” “our,” and “Campus Crest,” is a self-managed, self-administered and vertically-integrated real estate investment trust (“REIT”) focused on developing, building, owning and managing a diversified portfolio of high-quality, residence life focused student housing properties. We were incorporated in the State of Maryland on March 1, 2010. On October 19, 2010, we completed an initial public offering (the “Offering”) of our common stock. As a result of the Offering and certain formation transactions entered into in connection therewith (the “Formation Transactions”), we currently own the sole general partner interest and own limited partner interests in Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”). We hold substantially all of our assets, and conduct substantially all of our business, through the Operating Partnership.

The Offering and Formation Transactions continued the operations of Campus Crest Communities Predecessor (the “Predecessor”). The Predecessor is not a legal entity, but rather a combination of certain vertically integrated operating companies under common ownership. The Predecessor reflects the historical combination of all facets of the vertically integrated business operations of our student housing related entities prior to our ownership of these entities. As part of the Formation Transactions, the owner of the Predecessor and certain third-party investors were granted limited partnership interests in the Operating Partnership (“OP Units”). The exchange of entities or interests in the Predecessor for OP Units has been accounted for as a reorganization of entities under common control. As a result, our assets and liabilities have been reflected at their historical cost basis.

We have made an election to qualify, and we believe we are operating so as to qualify, as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed 90.0% of REIT taxable income. For all periods subsequent to the REIT election, we have met the organizational and operational requirements and distributions have exceeded net taxable income.

We have made the election to treat Campus Crest TRS Holdings, Inc. (“TRS Holdings”), our wholly-owned subsidiary, as a taxable REIT subsidiary (“TRS”). TRS Holdings holds the development, construction and management companies that provide services to entities in which we do not own 100% of the equity interests. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes.

At December 31, 2012, we had ownership interest in 39 operating properties comprising approximately 20,884 beds. At December 31, 2012 we had 3 consolidated and 3 unconsolidated properties under construction comprising approximately 1,780 and 1,784 beds, respectively. Our portfolio consists of the following:

	Properties in	Properties Under
	Operation	Construction (1)
Consolidated entities	32	3
Unconsolidated entities	7	3
Total	39	6

(1)	For the 2013-2014 academic year, consolidated entities under construction include The Grove at Fort Collins, Colorado, The Grove at Muncie, Indiana and The Grove at Pullman, Washington, and unconsolidated entities under construction include The Grove at Norman, Oklahoma, The Grove at State College, Pennsylvania, and The Grove at Indiana, Pennsylvania.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated and combined financial statements of the Company and the Predecessor, respectively, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and represent our financial position, results of operations and cash flows. Third-party equity interests in the Operating Partnership are reflected as noncontrolling interests in the consolidated and combined financial statements. The consolidated and combined financial statements reflect the Predecessor, including ventures in which the Predecessor had a controlling interest. Interests in combined entities held by an entity other than the Predecessor are reflected as noncontrolling interests in the consolidated and combined financial statements. The Company and Predecessor also have interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

We were incorporated on March 1, 2010, and had no operations for the period from our formation through October 18, 2010, as our primary purpose upon formation was to facilitate completion of the Offering and, upon completion, continue the operations of the Predecessor. Since the Predecessor’s combined results of operations reflect the operations of us prior to our ownership of the entities which conduct these operations, the Predecessor’s combined results of operations have been prepared and presented for the period from January 1, 2010 through October 18, 2010.

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate, initial valuation and underlying allocation of purchase price to newly acquired student housing properties, determination of fair value for impairment assessments, fair value of financial assets and liabilities, including derivatives and allowance for doubtful accounts. Actual results could differ from those estimates.

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

Land improvements	15 years
Buildings and leasehold improvements	10-40 years
Furniture, fixtures and equipment	2-10 years

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of our student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $2.4 million, $2.0 million, $0.1 million and $0.1 million was capitalized during the years ended December 31, 2012 and 2011, the period from October 19, 2010 through December 31, 2010, and the period from January 1, 2010 through October 18, 2010, respectively.

We capitalize costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts we capitalize all direct costs and indirect costs that have been incurred as a result of the development. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. We capitalize interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are capitalized. Indirect costs not clearly related to the acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred. Capitalized indirect costs associated with our development activities were $7.4 million, $6.8 million, $1.3 million and $0.6 million, respectively, for the years ended December 31, 2012 and 2011, the period from October 19, 2010 through December 31, 2010, and the period from January 1, 2010 through October 18, 2010, respectively. All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and write-off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the accompanying consolidated and combined statements of operations and comprehensive income (loss). As of December 31, 2012 and 2011, we have deferred approximately $8.1 million and $2.7 million, respectively, in pre-development costs related to development projects for which construction has not commenced. Included within the December 31, 2012 balance were four land parcels that could be used for the development of four properties. Such costs are included in development in process on the accompanying consolidated balance sheets.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Management assesses whether there has been impairment in the value of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of investment in real estate is measured by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the property. The estimation of future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment reducing the carrying value of our long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is recorded as an impairment charge. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary. There was no impairment of long-lived assets for any period presented in the consolidated balance sheets.

Property Acquisitions

We allocate the purchase price of acquired properties to net tangible and identified intangible assets and liabilities based on relative fair values of these assets and liabilities. Fair value estimates are based on information obtained from independent appraisals, market data, information obtained during due diligence and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals. Acquisition-related costs such as due diligence, legal and accounting fees are expensed as incurred and not applied in determining the fair value of an acquired property.

Ground Leases

Ground lease expense is recognized on a straight-line basis over the term of the related lease.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. We maintain cash balances in various banks. At times our balances may exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash

Restricted cash includes escrow accounts held by lenders, for the purpose of paying taxes, insurance and funding capital improvements. In certain instances, restricted cash consists of funds, required by a counter-party to our derivative contracts, to serve as collateral for future settlements of those derivative contracts. These funds are held in an interest bearing account covered under FDIC insurance.

Deferred Financing Costs

We defer costs incurred in obtaining financing and amortize the costs using the straight-line method, which approximates the effective interest method, over the expected terms of the related loans. Upon repayment of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of accumulated amortization, are included in other assets, net in the accompanying consolidated balance sheets.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in our consolidated subsidiaries and the Predecessor’s combined companies which are not attributable to the stockholders or the owner. Accordingly, noncontrolling interests are reported as a component of equity, separate from stockholder's equity, in the accompanying consolidated balance sheets. On the consolidated and combined statements of operations and comprehensive income (loss), operating results are reported at their consolidated and combined amounts, including both the amount attributable to us and to noncontrolling interests (see Note 9).

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Real Estate Ventures

We hold interests in all properties, both under development and in operation, through interests in both consolidated and unconsolidated real estate ventures. We assess our investments in real estate ventures to determine if a venture is a variable interest entity (“VIE”). We consolidate any VIEs for which we are the primary beneficiary. In instances where we are not the primary beneficiary, we use the equity method of accounting. Entities that are not VIEs are consolidated when we are the general partner (or the equivalent) and the limited partners (or the equivalent) of such entities do not have rights which would preclude control.

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

Under the equity method, investments are initially recognized in the consolidated balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

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

Development and construction service revenue is recognized for contracts with entities we do not consolidate. For projects where revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of our interest in the unconsolidated entity. Any incentive fees, net of the impact of our ownership interest, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. When total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as additional investment in the unconsolidated entity to the extent these amounts are determined to be realizable. Entitlement fees, where applicable, are recognized when earned based on the terms of the related contracts.

Management fees, net of elimination to the extent of our ownership in an unconsolidated entity, are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria are met.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Allowance for doubtful accounts

Allowances for student receivables are established when management determines that collections of such receivables are doubtful. Balances are considered past due when payment is not received on the contractual due date. When management has determined that receivables are uncollectible, they are written off against the allowance for doubtful accounts.

The allowance for doubtful accounts is summarized as follows (in thousands):

	Balance at
	Beginning	Charged to		Balance at
Year Ended December 31:	of Period	Expense	Write-Offs	End of Period
2012	$246	$1,728	$(1,853)	$121
2011	431	1,566	(1,751)	246

 Marketing and Advertising Costs

Marketing and advertising costs are expensed during the period incurred and included in general and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income (loss). Marketing and advertising expenses were $1.3 million $0.7 million, $0.2 million and $1.4 million for the years ended December 31, 2012 and 2011, the period from October 19, 2010 through December 31, 2010 and the period from January 1, 2010 through October 18, 2010, respectively.

Derivative Instruments and Hedging Activities

We enter into interest rate cap and interest rate swap agreements to manage floating interest rate exposure with respect to amounts borrowed, or forecasted to be borrowed, under credit facilities. These contracts effectively exchange existing or forecasted obligations to pay interest based on floating rates for obligations to pay interest based on fixed rates. We do not enter into or hold derivatives for trading or speculative purposes.

All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as accumulated other comprehensive income (loss), depending on whether the derivative has been designated as a cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged and how effective the derivative is at offsetting movements in underlying exposure. We discontinue hedge accounting when: (i) we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current-period earnings as a component of the change in fair value of interest rate derivatives line item on the accompanying consolidated and combined statements of operations and comprehensive income (loss). Also included within this line item are any required monthly settlements on the swaps as well as all cash settlements paid.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans and the line of credit. The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of mortgages and construction loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction loans. The fair values of mortgage and construction loans are disclosed in Note 6.

The fair value of the interest rate caps and swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities and counterparty creditworthiness. Fair value guidance for financial assets and liabilities that are recognized and disclosed in the consolidated financial statements on a recurring basis and nonfinancial assets on a nonrecurring basis establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

The fair value of our interest rate caps and interest rate swaps are disclosed in Note 7. All of our nonrecurring valuations made in connection with property acquisitions in Note 4 used significant unobservable inputs and, therefore, fall under Level 3 of the fair value hierarchy.

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

We have made the election to treat TRS Holdings, our subsidiary which holds our development, construction and management companies that provide services to entities in which we do not own 100% of the equity interests, as a TRS. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes. Our TRS accounts for its income taxes in accordance with U.S. GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

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

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Income (loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains (losses) on derivative instruments. Comprehensive income (loss) is presented in the accompanying consolidated and combined statements of operations and comprehensive income (loss), and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.

Stock-Based Compensation

We grant restricted stock and restricted OP Unit awards that typically vest over either a three or five year period. A restricted stock or OP Unit award is an award of shares of our common stock or OP Units that are subject to restrictions on transferability and other restrictions determined by our compensation committee at the date of grant. A grant date is established for a restricted stock award or restricted OP Unit award upon approval from our compensation committee and Board of Directors. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock or OP Units has all the rights of a stockholder or OP Unit holder as to these shares or units, including the right to vote and the right to receive dividends or distributions on the shares or units. The fair value of the award is determined based on the market value of our common stock on the grant date and is recognized on a straight-line basis over the applicable vesting period for the entire award with cost recognized at the end of any period being at least equal to the shares that were then vested.

Recent Accounting Pronouncements

In January 2012, we adopted Financial Accounting Standards Board ("FASB") guidance which eliminates the option to report other comprehensive income (loss) and its components in the statement of changes in equity. Entities are now required to present the components of net income (loss) and other comprehensive income (loss) in either a single continuous statement or two separate consecutive statements. The standard did not change the recognition or measurement of net income (loss) or comprehensive income (loss), and we elected to present the components of net income (loss) and other comprehensive income (loss) as a single continuous statement. In February 2013, the FASB issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (loss). The guidance requires an entity to present, either on the face of the statement of operations or in the notes, separately for each component of comprehensive income (loss), the current period reclassifications out of accumulated other comprehensive income (loss) by the respective line items of net income (loss) affected by the reclassification. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The updated guidance will not have any effect on our results of operations, financial position or liquidity.

3.    Student Housing Properties

The following is a summary of our student housing properties, net for the periods presented (in thousands):

	As of December 31,
	2012	2011

Land	$53,984	$37,646
Buildings and improvements	552,984	423,238
Furniture, fixtures and equipment	62,419	51,343
	669,387	512,227

Less: accumulated depreciation	(97,820)	(76,164)
	$571,567	$436,063

Other assets includes approximately $3.1 million and $0.5 million, net of accumulated depreciation, related to corporate leasehold improvements and furniture, fixtures and equipment at December 31, 2012 and 2011, respectively. Depreciation expense related to other assets was $0.3 million, $0.3 million, $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, the period from October 19, 2010 through December 31, 2010, and the period from January 1, 2010 through October 18, 2010, respectively.

4.    Property Acquisitions

Operating Property Acquisition

In July 2012, we acquired the remaining ownership interests in The Grove at Moscow, Idaho, and The Grove at Valdosta, Georgia, for approximately $16.8 million, and repaid the mortgage debt secured by these properties. Prior to this transaction, The Grove at Moscow, Idaho, was owned by HSRE-Campus Crest I, LLC, of which we owned 49.9% and Harrison Street Real Estate Capital (“HSRE”) owned the remaining 50.1%, and The Grove at Valdosta, Georgia, was owned by HSRE-Campus Crest IV, LLC, of which we owned 20.0% and HSRE owned the remaining 80.0%. Prior to this transaction, we accounted for our ownership interest in the two properties under the equity method. In connection with recording our purchase of the remaining interests in the properties, we recognized a net gain of approximately $6.6 million related to the re-measurement of our previously held equity interests in the properties at the acquisition date. The gain is included in the gain on purchase of previously unconsolidated entities line item in the accompanying consolidated and combined statements of operations and comprehensive income (loss).

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table is an allocation of the purchase price for The Grove at Moscow and The Grove at Valdosta (in thousands):

Land	$3,401
In-place leases	388
Buildings and improvements	49,911
Furniture and fixtures	1,708
Other	974
Debt repaid at time of purchase	(27,299)
29,083
Less estimated fair value of interest owned prior to acquisition	(12,320)
$16,763

In December 2011, we acquired from HSRE the remaining interest in Campus Crest at Huntsville I GP, LLC and Campus Crest at Huntsville II GP, LLC which own The Grove at Huntsville, Texas and Campus Crest at Statesboro, LLC, which owns The Grove at Statesboro, Georgia for approximately $13.6 million, and repaid the mortgage debt secured by these properties. Prior to this transaction, The Grove at Huntsville and The Grove at Statesboro were wholly owned by a real estate venture of which we owned 49.9% and HSRE owned the remaining 50.1%. Prior to the acquisition of this interest, we accounted for our ownership interest in the two properties under the equity method. Subsequent to our acquisition of these interests, we consolidated the results of operations of The Grove at Huntsville and The Grove at Statesboro. In connection with recording our purchase of the remaining interests in the properties, we recognized a gain of approximately $3.2 million related to the re-measurement of our previously held equity interests in the properties at the acquisition date. The gain is included in gain on purchase of previously unconsolidated entities in the accompanying consolidated and combined statements of operations and comprehensive income (loss).

The following table is an allocation of the purchase price for The Grove at Huntsville and The Grove at Statesboro (in thousands):

Land	$4,008
In-place leases	913
Buildings and improvements	43,446
Furniture and fixtures	1,633
Other	410
Debt repaid at time of purchase	(28,764)
21,646
Less estimated fair value of interest owned prior to acquisition	(8,042)
$13,604

In-place lease intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases. Amortization expense was approximately $1.0 million, $0.9 million and $0.3 million for the years ended December 31, 2012 and 2011 and for the period from October 19, 2010 through December 31, 2010, respectively. The amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated and combined statements of operations and comprehensive income (loss).

Acquisition of Properties Under Development

During the year ended December 31, 2012, we acquired land at three project sites that are currently under construction. The purchase price for these three sites totaled approximately $6.3 million. The project sites are located in Muncie, Indiana, Pullman, Washington and Indiana, Pennsylvania. The consideration paid for these sites is recorded as development in process on the accompanying consolidated balance sheet at December 31, 2012.

During the year ended December 31, 2011, we acquired land at four project sites. The purchase price for these four sites totaled approximately $15.9 million. The project sites are located in Fayetteville, Arkansas, Laramie, Wyoming, Auburn, Alabama and Flagstaff, Arizona. In December 2011, the Company contributed its investment in the land, development and construction in the Fayetteville, Arkansas and Laramie, Wyoming projects to a joint venture with HSRE (see Note 5).

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

5.     Investments in Unconsolidated Entities

We have investments in real estate ventures with HSRE which we do not consolidate and were not combined by our Predecessor. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties. Both we and our joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operation. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

We act as the operating member and day-to-day manager for these joint ventures and as such are entitled to receive fees for providing development and construction services (as applicable) and management services. We recognized revenues of approximately $54.3 million, $35.1 million, $0.1 million and $35.7 million in fees for the years ended December 31, 2012 and 2011, the period from October 19, 2010 through December 31, 2010, and the period from January 1, 2010 through October 18, 2010, respectively, for services provided to the ventures, which are reflected in Development, Construction and Management Services in the accompanying consolidated and combined statements of operations.

We are the guarantor of the construction and mortgage debt of these ventures. Detail of our unconsolidated investments at December 31, 2012 is presented in the following table (in thousands):

						Debt
							Weighted
			Number of Properties				Average
	Our	Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership	Founded	Operations	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	49.9%	2009	3	-	$11,125	$33,828	2.71	%(1)	11/09/2013 – 1/09/2014
HSRE-Campus Crest IV, LLC	20.0%	2011	1	-	2,372	16,979	5.75	%(2)	12/1/2013
HSRE-Campus Crest V, LLC	10.0%	2011	3	-	3,393	40,960	2.95	%(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%	2012	-	3	5,665	689	2.86	%(1)	5/08/2015 – 12/19/2015
Total Unconsolidated Entities			7	3	$22,555	$92,456	3.38%

(1)	Variable interest rates.
(2)	Comprised of one fixed rate loan.

We recorded equity in earnings (loss) from these ventures for the years ended December 31, 2012 and 2011, for the period from October 19, 2010 through December 31, 2010 and the period from January 1, 2010 through October 18, 2010 of approximately $0.4 million, $(1.2) million, $(0.2) million and $(0.3) million, respectively.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the financial position of our unconsolidated entities in their entirety, not only our interest in the entities, for the periods presented (in thousands):

	As of December 31,
	2012	2011
Assets
Student housing properties, net	$143,108	$123,552
Other assets	40,154	20,939
Total assets	$183,262	$144,491

Liabilities and Equity
Mortgage and construction loans	$92,456	$82,719
Other liabilities	30,402	14,402
Owner’s equity	60,404	47,370
Total liabilities and owner’s equity	$183,262	$144,491

Company's share of historical owner’s equity	$14,078	$11,101
Preferred investment(1)	11,828	13,231
Net difference in carrying value of investment versus net book
value of underlying net assets(2)	(3,351)	(3,280)
Carrying value of investment in unconsolidated entities	$22,555	$21,052

(1)	As of December 31, 2012, we had a Class B member interest in The Grove at San Angelo, The Grove at Indiana, and The Grove at Conway of approximately $2.7 million, $2.7 million and $6.4 million, respectively. As of December 31, 2011, we had a Class B member interest in The Grove at San Angelo, The Grove at Moscow, The Grove at Valdosta and The Grove at Conway of approximately $2.7 million, $3.0 million, $1.1 million and $6.4 million, respectively. These preferred interests entitle us to a 9.0% return on our investment and do not change our effective ownership interest in these properties.

(2)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entity and the elimination of service related revenue to the extent of our percentage ownership.

The following is a summary of the operating results for our unconsolidated entities in their entirety, not only our interest in the entities, for the periods presented (in thousands):

			October 19,	January 1,
	Year Ended	Year Ended	2010 Through	2010 Through
	December 31, 2012	December 31, 2011	December 31, 2010	October 18, 2010

Revenues	$17,934	$18,089	$3,009	$8,796
Expenses:
Operating expenses	9,665	9,585	1,570	4,956
Interest expense	4,962	6,671	1,046	3,427
Depreciation and amortization	4,807	5,056	909	3,399
Total expenses	19,434	21,312	3,525	11,782
Net loss	(1,500)	(3,223)	(516)	(2,986)
Company’s and Predecessor’s share of net loss(1)	$361	$(1,164)	$(163)	$(259)

(1)	Amount differs from net loss multiplied by our ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level, elimination of management fees, and income on preferred investments.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

6.    Debt

A detail of our construction and mortgage loans, line of credit, and other debt is presented below (in thousands):

	As of December 31,
	2012	2011

Fixed-rate mortgage loans	$166,706	$109,276
Variable-rate mortgage loans	12,635	28,726
Construction loans	38,996	48,912
Line of credit	72,000	79,500
Other debt	3,375	2,552
	$293,712	$268,966

The estimated fair value of our construction loans and fixed rate mortgage loans at December 31, 2012 and 2011 was approximately $227.3 and $185.2 million, respectively. These estimated fair values were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The weighted average interest rate for all borrowings was 3.99% and 4.07% at December 31, 2012 and 2011, respectively.

Mortgage and Construction Loans

Mortgage and construction loans are collateralized by properties and their related revenue streams. Mortgage loans are not cross-defaulted or cross-collateralized with any other indebtedness. Our mortgage loans generally may not be prepaid prior to maturity; however, in certain cases, prepayment is allowed subject to prepayment penalties. Our construction note agreements contain representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. Construction loans are generally secured by a first deed of trust or mortgage on each property, primary UCC filings, and an assignment of rents, leases and profits from the respective property. Mortgage and construction loans for the periods presented consisted of the following (in thousands):

		Principal	Principal
		Outstanding	Outstanding			Interest
	Face	at	at		Stated Interest	Rate at	Maturity
	Amount	12/31/2012	12/31/2011		Rate	12/31/2012	Date		Amortization
Construction loans
The Grove at Orono	$15,206	$10,506	$-		LIBOR + 275 bps	2.96%	6/30/2014	(1)	Interest only
The Grove at Auburn	16,294	13,157	-		LIBOR + 295 bps	3.16%	7/22/2014	(2)	Interest only
The Grove at Flagstaff	19,842	15,331	-		Prime + 25 bps /	3.06%	12/9/2014	(3)	Interest only
					LIBOR + 250 bps
The Grove at Muncie	14,567	1	-		LIBOR + 225 bps	2.46%	7/3/2015	(4)	Interest only
The Grove at Fort Collins	19,073	1	-		LIBOR + 225 bps	2.46%	7/13/2015	(5)	Interest only
The Grove at Pullman	16,016	-	-		LIBOR + 220 bps	2.41%	9/5/2015	(6)	Interest only
Construction (three properties)	37,523	-	33,536		LIBOR + 475 bps	N/A (7)	N/A	(7)	Interest only
Mortgage loans
The Grove at Carrollton and The Grove at Las Cruces	29,790	29,408	29,738		6.13%	6.13%	10/11/2016		30 years	(8)
The Grove at Huntsville	12,635	12,635	12,635	(9)	LIBOR + 250 bps	2.71%	1/9/2013	(10)	Interest only
The Grove at Stateboro	18,100	18,100	16,091	(9)	4.01%	4.01%	1/1/2023		30 years
The Grove at Asheville	14,800	14,684	14,800		5.77%	5.77%	4/11/2017		30 years	(8)
The Grove at Milledgeville	16,250	16,041	16,221		6.12%	6.12%	10/1/2016		30 years	(8)
The Grove at Ellensburg	16,125	16,125	16,125		5.10%	5.10%	9/1/2018		30 years	(11)
The Grove at Nacogdoches	17,160	17,160	17,160		5.01%	5.01%	9/1/2018		30 years	(11)
The Grove at Greeley	15,233	15,233	15,233		4.29%	4.29%	10/1/2018		30 years	(11)
The Grove at Clarksville	16,350	16,350	-		4.03%	4.03%	7/1/2022		30 years	(11) (12)
The Grove at Columbia	23,775	23,605	15,375		3.83%	3.83%	7/1/2022		30 years	(13)
		$218,337	$186,914

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

(1)	The construction loan matures on June 30, 2014, but can be extended until December 31, 2015, subject to certain conditions.
(2)	The construction loan matures on July 22, 2014, but can be extended until October 22, 2015, subject to certain conditions.
(3)	The construction loan matures on December 9, 2014, but can be extended until April 9, 2015, subject to certain conditions.
(4)	The construction loan matures on July 3, 2015, but can be extended until July 3, 2016 and/or July 3, 2017, subject to certain conditions.
(5)	The construction loan matures on July 13, 2015, but can be extended until July 13, 2016 and/or July 13, 2017, subject to certain conditions.
(6)	The construction loan matures on September 5, 2015, but can be extended until September 5, 2016 and/or September 5, 2017, subject to certain conditions.
(7)	Not applicable as the loan was paid off during the first quarter of 2012.
(8)	Loans require interest only payments, plus certain reserves and escrows, that are payable monthly for a period of five years. Monthly payments of principal and interest, plus certain reserve and escrow amounts, are due thereafter until maturity when all principal is due.
(9)	Amounts were originally combined in December 31, 2011.
(10)	Loan was paid off during the first quarter of 2013.
(11)	Interest only for the first two years, followed by 30 year amortization.
(12)	Loan requires interest only payments, plus certain reserves and escrows payable monthly through August 2014, thereafter, principal and interest, plus certain reserves and escrows that are payable monthly until maturity.
(13)	Loan requires monthly payments of principal and interest, plus certain reserve and escrows, are due thereafter until maturity when all principal is due.

Line of Credit

At December 31, 2012, we held a revolving credit facility (the “Credit Facility”) with Citibank, N.A. and certain other parties thereto. The Credit Facility provided for borrowing capacity of up to $200.0 million and included an accordion feature that allowed us to request an increase in the total commitments of an additional $125.0 million to a total commitment of $325.0 million. The Credit Facility was to mature in August 2014 and provided us a one-year extension option, subject to certain terms and conditions. Amounts outstanding under the Credit Facility bore interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Credit Facility) plus a spread. The spread depended upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. At December 31, 2012, the interest rate on the Credit Facility was 2.49%.

In January 2013, we entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement") with Citibank, N.A. and certain other lenders (see Note 15). The Second Amended and Restated Credit Agreement provides for a senior unsecured revolving credit facility (the "Revolving Credit Facility") of up to $250.0 million, with a sub-limits of $30 million for swing line loans and $15.0 million for letters of credit. The Second Amended and Restated Credit Agreement also provides for a term loan of $50.0 million (the “Term Loan,” and together with the Revolving Credit Facility, the “Amended Credit Facility”). Unless otherwise terminated pursuant to the terms of the Second Amended and Restated Credit Agreement, the Amended Credit Facility will mature on January 8, 2017, subject to a one-year extension which we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee.

The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the “as-is” appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the “as-is” appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

Additionally, the Amended Credit Facility has an accordion feature that allows us to request an increase in the total commitments from $300 million to $600 million, subject to conditions. Amounts outstanding under the Amended Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Second Amended and Restated Credit Agreement) plus a spread that depends upon our leverage ratio. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings.

Our ability to borrow under the Amended Credit Facility is subject to its ongoing compliance with a number of customary financial covenants, including:

•	a maximum leverage ratio of not greater than 0.60:1.00;

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

•	a minimum fixed charge coverage ratio of not less than 1.50:1.00;

•	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of not less than 66.67%;

•	a maximum secured recourse debt ratio of not greater than 20%;

•	a minimum tangible net worth of not less than the sum of $330,788,250 plus an amount equal to 75% of the net proceeds of any additional equity issuances; and

•	a maximum secured debt ratio of not greater than 50% through February 17, 2013 and not greater than 45% on any date thereafter.

Pursuant to the terms of the Amended Credit Facility, we may not pay distributions that exceed the greater of (i) 95.0% of our funds from operations, or (ii) the minimum amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we also may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

We and certain of our subsidiaries guarantee the obligations under the Amended Credit Facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

The Second Amended and Restated Credit Agreement had the effect of retroactively applying the amended terms, including interest rates, covenants and borrowing capacity limits, to December 31, 2012. At December 31, 2012, we had approximately $134.9 million of borrowing capacity under the Amended Credit Facility and $2.8 million of availability was restricted related to outstanding letters of credit. As of December 31, 2012, we had approximately $72.0 million outstanding under the Amended Credit Facility and were in compliance with the above financial covenants with respect to our Amended Credit Facility.

In February 2013, we amended the Second Amended and Restated Credit Agreement held with Citibank, N.A. and certain other lenders to provide for certain exclusions related to our investments in joint ventures as well as the treatment of certain other investments within the compliance calculation of our secured debt ratio and certain negative covenants.

Schedule of Debt Maturities

Scheduled debt maturities for each of the five years subsequent to December 31, 2012 and thereafter, are as follows (in thousands):

2013	$86,690	(1)
2014	41,583
2015	2,868
2016	46,050
2017	16,128
Thereafter	100,393
	$293,712

(1)	Includes our Credit Facility. In January 2013, we amended our Credit Facility, thereby extending the maturity date to January 2017, subject to a one-year extension option.

Amortization of deferred financing costs approximated $2.8 million, $1.3 million, $1.6 million, and $0.8 million, for the years ended December 31, 2012 and 2011, for the period from October 19, 2010 through December 31, 2010, and the period from January 1, 2010 through October 18, 2010.

7.    Derivative Instruments and Hedging Activities

We use variable rate debt to finance our construction of student housing properties. These debt obligations expose us to variability in cash flows due to fluctuations in interest rates. We use derivative instruments to limit variability for a portion of our interest payments and to manage exposure to interest rate risk.

As of December 31, 2012 and 2011, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.

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

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the derivative instruments we entered into for the periods presented (in thousands):

					As of December 31,
	As of December 31, 2012				2012		2011
Derivative	Notional	Receive	Pay or	Maturity
Agreement	Amount	Rate	Strike Rate	Date	Asset	Liability	Asset	Liability
Interest rate cap	$62,500	1 Month LIBOR	2.50%	March 2013	$-	$-	$-	$-
Interest rate cap	18,762	1 Month LIBOR	1.25%	April 2013	-	-	4	-
Interest rate swap	18,762	1 Month LIBOR	1.39%	April 2013	-	(73)	-	(231)
					-	(73)	4	(231)

The tables below reflect the effect of interest rate derivative instruments on other comprehensive income and on the consolidated and combined statements of operations for the periods presented (in thousands):

	Amount of Income (Loss) Recognized on
	OCI Derivatives (Effective Portion)
			Predecessor
			October 19, 2010	January 1, 2010
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	October 18,
Derivatives Designated as Cash Flow Hedges	2012	2011	2010	2010

Caps	$(4)	$(99)	$(57)	$-
Swaps (receive float/pay fixed)	158	(116)	(115)	-
Total effect of derivative instruments on other comprehensive income (loss)	$154	$(215)	$(172)	$-

For the year ended December 31, 2012 there was $(0.2) million reclassified from accumulated other comprehensive income (loss) to income related to an interest rate swap.

	Location of				Predecessor
	Gain (Loss)			October 19, 2010	January 1, 2010
	Recognized on	Year Ended	Year Ended	Through	Through
Interest rate swaps	Statements	December 31,	December 31,	December 31,	October 18,
(receive float/pay fixed):	of Operations	2012	2011	2010	2010
Monthly net settlements - cash settled	Change in fair value of interest rate derivatives	$(216)	(78)	7	(4,131)
Mark to market adjustments - non cash	Change in fair value of interest rate derivatives	-	337	139	5,002
Total effect of derivative instruments on the consolidated and combined statements of operations		$(216)	259	146	871

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Interest rate caps and interest rate swaps measured at fair value for the periods presented are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of Period
December 31, 2012
Other assets - Interest rate caps	$-	$-	$-	$-
Other liabilities - Interest rate swaps	-	(73)	-	(73)

December 31, 2011
Other assets - Interest rate caps	-	4	-	4
Other liabilities - Interest rate swaps	-	(231)	-	(231)

8.    Earnings per Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. All unvested stock-based payment awards are included in the computation of basic earnings per share. The computation of diluted earnings per share includes common stock issuable upon the conversion of OP Units and restricted OP Units and other potentially dilutive securities in the weighted average shares. Net income (loss) attributable to these noncontrolling interests is added back to net income (loss) available to common stockholders in the computation of diluted earnings per share.

Computations of basic and diluted income (loss) per share for the periods presented are as follows (in thousands, except per share data):

			October 19,
			2010
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2012	2011	2010

Basic earnings:
Net income (loss) attributable to common stockholders	$6,638	$3,730	$(1,591)
Diluted earnings:
Net income (loss) attributable to common stockholders	$6,638	$3,730	$(1,591)
Add: net income attributable tononcontrolling interests	46	51	-
Net income (loss) attributable to common stockholders and participating securities	$6,684	$3,781	$(1,591)

Weighted average common shares outstanding:
Basic	34,781	30,717	29,877
Incremental shares from assumedconversion — OP units	436	436	-
Diluted	35,217	31,153	29,877

Basic income (loss) per share	$0.19	$0.12	$(0.05)
Diluted income (loss) per share	$0.19	$0.12	$(0.05)

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

We will pay cumulative dividends on the Series A Preferred Stock from the date of original issue at a rate of 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). Dividends on the Series A Preferred Stock will be payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. The Series A Preferred Stock will rank senior to our common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of our affairs.

We may not redeem the Series A Preferred Stock prior to February 9, 2017, except in limited circumstances relating to our ability to qualify as a REIT. On or after February 9, 2017, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock to, but not including, the date of redemption. The Series A Preferred Stock has no maturity date and is not subject to mandatory redemption or any sinking fund. Holders of shares of the Series A Preferred Stock will generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

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

As of December 31, 2012, there were approximately 39.0 million OP Units outstanding, of which approximately 38.6 million, or 98.9%, were owned by us and approximately 0.4 million, or 1.1%, were owned by other partners, including certain of our executive officers. As of December 31, 2012, the fair market value of the OP Units not owned by us was $5.3 million, based on a market value of $12.26 per unit, which was the closing stock price of our shares on December 31, 2012.

The following is a summary of changes of our common shares for the periods shown (in thousands):

	For the Years Ended
	December 31,	December 31,
	2012	2011
Common shares at beginning of period	30,710	30,682
Issuance of common shares	7,475	-
Issuance of restricted shares	376	37
Forfeiture of restricted shares	(3)	(9)
Common shares at end of period	38,558	30,710

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Dividends and Distributions

For the years ended December 31, 2012 and 2011, we declared dividends of $0.64 per share totaling approximately $22.3 million and dividends of $0.64 per share totaling approximately $19.6 million, respectively.

On December 12, 2012, we announced that our Board of Directors declared a fourth quarter 2012 dividend of $0.16 per common share and OP Unit. The dividend was paid on January 9, 2013, to stockholders of record on December 26, 2012. At December 31, 2012, we accrued approximately $6.2 million related to our common dividend in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

On December 12, 2012, the Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the fourth quarter of 2012. The preferred share dividend was paid on January 15, 2013, to stockholders of record on December 26, 2012. At December 31, 2012, we accrued approximately $1.0 million related to our preferred dividend in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Predecessor Noncontrolling Interests — Third-Party Venture Partners

Prior to completion of the Offering, the Predecessor combined real estate ventures which wholly owned 20 operating properties. Each of these real estate ventures had third-party partners other than the Predecessor or its affiliates. The third-party owners’ share of the income or loss of the entities is reported on the accompanying combined statements of operations for the period January 1, 2010 through October 18, 2010 as net loss attributable to noncontrolling interests.

10.    Incentive Plans

We have adopted the 2010 Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. The aggregate number of awards approved under the Incentive Plan is 2.5 million. As of December 31, 2012 and December 31, 2011, 1.2 million and 1.9 million shares, respectively, were available for issuance under the Incentive Plan.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a five year period and are subject to restriction based upon continued service on our Board of Directors.

At December 31, 2012, total unrecognized compensation cost was approximately $3.3 million and is expected to be recognized over a remaining weighted average period of 4.3 years. During the years ended December 31, 2012 and 2011, we recognized stock compensation expense of approximately $1.2 million and $0.3 million, respectively, in the accompanying consolidated financial statements, and capitalized $1.0 million and $0.5 million, respectively.

Restricted OP Units

At December 31, 2012, total unrecognized compensation cost was approximately $0.5 million and is expected to be recognized over a remaining weighted average period of 0.8 years. During the years ended December 31, 2012 and 2011, we recognized stock compensation expense related to the vesting of restricted OP Units of approximately $0.2 million and $0.1 million, respectively, in the accompanying consolidated financial statements, and capitalized $0.4 million and $0.5 million, respectively.

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of our plan activity for the periods shown (in thousands, except weighted average grant price):

	Restricted	Restricted		Weighted
	Common	Restricted OP		Average
	Stock	Units	Total	Grant Price
Unvested Balances at October 19, 2010	-	-	-	$-
Granted at Offering	103	150	253	12.50
Forfeited	(4)	-	(4)	12.50
Unvested balances at December 31, 2010	99	150	249	12.50
Granted	37	-	37	11.06
Vested	(47)	(50)	(97)	12.28
Forfeited	(9)	-	(9)	12.50
Unvested balances at December 31, 2011	80	100	180	12.32
Granted	377	-	377	10.83
Vested	(16)	(50)	(66)	12.38
Forfeited	(3)	-	(3)	11.68
Unvested balances at December 31, 2012	438	50	488	11.07

11.    Related Party Transactions

We lease aircraft from entities in which two of our executive officers have an ownership interest. For the years ended December 31, 2012 and 2011, the period from October 19, 2010 through December 31, 2010 and the period from January 1, 2010 through October 18, 2010, we and our Predecessor incurred travel costs to these entities of approximately $0.2 million, $0.2 million, $0.1 million and $0.1 million, respectively.

In 2011, we engaged an entity affiliated with one of our board members to perform certain information technology services. The total contract value was approximately $0.3 million and was fully paid as of December 31, 2012.

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

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth our segment information for the periods presented (in thousands):

	The Company			Predecessor
			October 19, 2010	January 1, 2010
	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	October 18,
	2012	2011	2010	2010

Student Housing Operations:
Revenues from external customers	$83,084	$59,709	$10,786	$40,736
Operating expenses	61,804	48,442	9,312	38,455
Operating income	21,280	11,267	1,474	2,281
Nonoperating expenses	(10,246)	(5,176)	(1,982)	(13,104)
Net income (loss)	11,034	6,091	(508)	(10,823)
Net income (loss) attributable to noncontrolling interest	106	61	(5)	(7,609)
Net income (loss) attributable to Company and Predecessor	$10,928	$6,030	$(503)	$(3,214)
Depreciation and amortization	$23,521	$19,832	$3,911	$14,660
Total segment assets at end of period	$640,530	$511,934	$361,942

Development, Construction and Management Services:
Revenues from external customers	$54,295	$35,084	$74	$35,687
Intersegment revenues	77,937	88,443	553	6,813
Total revenues	132,232	123,527	627	42,500
Operating expenses	128,291	115,629	1,731	38,585
Operating income (loss)	3,941	7,898	(1,104)	3,915
Nonoperating expenses	(12)	(499)	(1)	(31)
Net income (loss)	3,929	7,399	(1,105)	3,884
Net income (loss) attributable to noncontrolling interest	38	74	(11)	-
Net income (loss) attributable to Company and Predecessor	$3,891	$7,325	$(1,094)	$3,884
Depreciation and amortization	$103	$90	$17	$70
Total segment assets at end of period	$51,141	$22,818	$9,758
Reconciliations:
Total segment revenues	$215,316	$183,236	$11,413	$83,236
Elimination of intersegment revenues	(77,937)	(88,443)	(553)	(6,813)
Total consolidated and combined revenues	$137,379	$94,793	$10,860	$76,423

Segment operating income	$25,221	$19,165	$370	$6,196
Interest expense	(11,545)	(6,888)	(2,519)	(20,836)
Change in fair value of interest rate derivatives	(216)	259	146	871
Net unallocated expenses and eliminations	(9,027)	(10,747)	(60)	(6,667)
Equity in earnings (loss) of unconsolidated entities	361	(1,164)	(163)	(259)
Other income (expense)	(194)	461	44	43
Gain on purchase of previously unconsolidated entities	6,554	3,159	577	-
Income tax expense	(356)	(464)	-	-
Net income (loss)	$10,798	$3,781	$(1,605)	$(20,652)

Total segment assets	$691,671	$534,752	$371,700
Unallocated corporate assets and eliminations	4,649	5,505	(443)
Total assets at end of period	$696,320	$540,257	$371,257

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

13.    Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At December 31, 2012, management does not anticipate any material deviations from schedule or budget related to development projects currently in progress.

In the ordinary course of business, certain liens related to the construction of the student housing real estate property may be attached to our assets by contractors or suppliers. Campus Crest Construction, LLC is responsible as the general contractor for resolving these liens. There can be no assurance that we will not be required to pay amounts greater than currently recorded liabilities to settle these claims.

We have properties that are subject to long-term ground leases. Typically, these properties are located on the campuses of colleges or universities. We have the right to encumber our leasehold interests with specific property mortgages for the purposes of constructing, remodeling or making improvements on or to these properties. Title to all improvements paid for and constructed on the land remains with us until the earlier of termination or expiration of the lease at which time the title of any buildings constructed on the land will revert to the landlord. Should we decide to sell our leasehold interests during the initial or any renewal terms, the landlord has a right of first refusal to purchase the interests for the same purchase price under the same terms and conditions as contained in our offer to sell our leasehold interests.

We lease space for our corporate headquarters office. Rent expense is recognized on a straight-line basis and included in general and administrative expense. Future minimum payments over the life of our corporate office lease and long-term ground leases subsequent to December 31, 2012 are as follows (in thousands):

2013	$957
2014	966
2015	982
2016	991
2017	1,004
Thereafter	24,272
Total future minimum lease payments	$29,172

 Contingencies

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. While it is not possible to ascertain the ultimate outcome of all such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or consolidated and combined results of operations of the Company or the combined results of operations of the Predecessor. We are not involved in any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us or our properties or subsidiaries, other than routine litigation arising in the ordinary course of business.

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

CAMPUS CREST COMMUNITIES, INC. AND

CAMPUS CREST COMMUNITIES PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

14.    Quarterly Financial Information (Unaudited)

The information presented below represents the consolidated financial results for the periods presented. The results below may differ from previously disclosed quarterly results due to certain reclassifications of previously unaudited quarterly results. The sum of the quarterly income (loss) per share amounts may not equal the annual income per share amounts due primarily to changes in the number of common shares outstanding from quarter to quarter (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Total revenues	$32,877	$35,389	$34,486	$34,627

Operating income	2,702	2,985	5,250	5,618

Net income (loss)	(980)	460	9,050	2,268
Net income (loss) attributable to common stockholders	(1,635)	(676)	7,839	1,110

Net income (loss) attributable to common stockholders per share - basic and diluted	$(0.05)	$(0.02)	$0.20	$0.03

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Total revenues	$23,874	$24,890	$20,396	$25,632

Operating income	729	600	2,254	3,672

Net income (loss)	(474)	(641)	414	4,483
Net income (loss) attributable to common stockholders	(472)	(638)	408	4,433

Net income (loss) attributable to common stockholders per share - basic and diluted	$(0.02)	$(0.02)	$0.01	$0.14

15.    Subsequent Events

Events occurring subsequent to the date of our consolidated balance sheet have been evaluated for potential recognition or disclosure in our consolidated and combined financial statements through the date our consolidated financial statements were available to be issued.

In January 2013, we amended our Credit Facility to 1) increase the borrowing amount under the unsecured revolving credit facility to $250 million, with a sub-limits of $30 million for swing line loans and $15 million for letters of credit, 2) include a $50.0 million Term Loan, and 3) set the maturity to a four-year term plus an additional one year extension option (upon satisfaction of certain conditions). See Note 6 for further discussion.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2012

			Total Costs
		2012 Costs
		Capitalized		Student
	Initial	Subsequent to		Housing		Accum.	Encum-	Year	Depreciable
Student Housing Properties	Cost	Development	Land	Properties	Total (1)	Depr.	brances	Built	Lives(1)

The Grove at Asheville, NC	$12,604	$502	$51	$13,055	$13,106	$(4,495)	$(14,684)	2005	40
The Grove at Carrollton, GA	13,294	887	1,104	13,077	14,181	(4,268)	(14,462)	2006	40
The Grove at Las Cruces, NM	16,025	1,245	1,098	16,172	17,270	(4,650)	(14,946)	2006	40
The Grove at Milledgeville, GA	14,543	945	942	14,546	15,488	(4,692)	(16,041)	2006	40
The Grove at Abilene, TX	16,962	431	1,361	16,032	17,393	(4,810)	-	2007	40
The Grove at Ellensburg, WA	20,827	331	1,483	19,675	21,158	(5,200)	(16,125)	2007	40
The Grove at Greeley, CO	19,971	1,151	1,454	19,668	21,122	(4,775)	(15,233)	2007	40
The Grove at Jacksonville, AL	17,567	569	892	17,244	18,136	(4,912)	-	2007	40
The Grove at Mobile, AL—Phase I	15,823	250	98	15,975	16,073	(4,695)	-	2007	40
The Grove at Nacogdoches, TX	18,604	461	1,188	17,877	19,065	(4,887)	(17,160)	2007	40
The Grove at Cheney, WA	18,788	277	1,347	17,718	19,065	(4,288)	-	2008	40
The Grove at Jonesboro, AR	17,761	382	2,156	15,987	18,143	(4,128)	-	2008	40
The Grove at Lubbock, TX	18,229	231	1,520	16,940	18,460	(4,219)	-	2008	40
The Grove at Mobile, AL—Phase II	17,271	267	52	17,486	17,538	(3,970)	-	2008	40
The Grove at Stephenville, TX	17,100	245	1,250	16,095	17,345	(4,255)	-	2008	40
The Grove at Troy, AL	18,248	435	1,433	17,250	18,683	(4,380)	-	2008	40
The Grove at Waco, TX	17,566	288	1,094	16,760	17,854	(4,355)	-	2008	40
The Grove at Wichita, KS	16,951	173	911	16,213	17,124	(4,220)	-	2008	40
The Grove at Wichita Falls, TX	17,955	335	2,065	16,225	18,290	(4,116)	-	2008	40
The Grove at Murfreesboro, TN	19,994	372	2,678	17,688	20,366	(3,161)	-	2009	40
The Grove at San Marcos, TX	24,126	102	1,791	22,437	24,228	(1,887)	-	2009	40
The Grove at Moscow, ID	25,731	48	1,839	23,940	25,779	(336)	-	2009	40
The Grove at Huntsville, TX	23,444	110	2,157	21,397	23,554	(735)	(12,636)	2010	40
The Grove at Statesboro, GA	25,349	44	1,621	23,772	25,393	(814)	(18,100)	2010	40
The Grove at Clarksville, TN	21,805	58	1,296	20,567	21,863	(1,028)	(16,350)	2011	40
The Grove at Ames, IA	22,834	57	1,919	20,972	22,891	(1,051)	-	2011	40
The Grove at Fort Wayne, IN	18,889	39	844	18,084	18,928	(944)	-	2011	40
The Grove at Columbia, MO	24,551	43	3,611	20,983	24,594	(1,058)	(23,605)	2011	40
The Grove at Valdosta, GA	29,381	49	1,562	27,868	29,430	(466)	-	2011	40
The Grove at Auburn, AL	26,525	-	4,423	22,102	26,525	(308)	(13,157)	2012	40
The Grove at Flagstaff, AZ	34,125	-	6,970	27,155	34,125	(321)	(15,331)	2012	40
The Grove at Nacogdoches, TX - Phase II	7,718	-	401	7,317	7,718	(90)	-	2012	40
The Grove at Orono, ME	28,499	-	1,373	27,126	28,499	(306)	(10,507)	2012	40

Total-student housing properties	$659,060	$10,327	$53,984	$615,403	$669,387	$(97,820)	$(218,337)

(1)	The life to compute depreciation on buildings is 40 years. Furniture, fixtures, equipment and building improvements are depreciated over periods of up to 20 years.

NOTES TO SCHEDULE III

Schedule III  — Real Estate and Accumulated Depreciation as of December 31, 2012

The changes in our investment in real estate and related accumulated depreciation for each of the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	December 31,
	2012	2011	2010
Investment in real estate:
Balance, beginning of year	$512,227	$372,746	347,157
Acquisitions, improvements and development expenditures	158,175	140,866	25,937
Disposition of properties	(1,015)	(710)	(71)
Other reclassifications	-	(675)	(277)
Balance, end of year	$669,387	$512,227	372,746
Accumulated depreciation:
Balance, beginning of year	$76,164	$57,463	38,999
Depreciation for the year	22,472	18,943	18,299
Disposition of properties	(865)	(242)	(21)
Other reclassifications	49	-	186
Balance, end of year	97,820	76,164	57,463
Development in process	50,781	45,278	24,232
Investment in real estate, net	$622,348	$481,341	339,515

