Form 10-Q
period 2013-03-31
Campus Crest Communities, Inc.
filed 2013-04-30
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-34872

CAMPUS CREST COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-2481988 (I.R.S. Employer Identification No.)

k2100 Rexford Road, Suite 414, Charlotte, NC (Address of principal executive offices)	28211 (Zip Code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.01 par value per share	64,552,648 shares

CAMPUS CREST COMMUNITIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
Investment in real estate, net:
Student housing properties	$684,929	$669,387
Accumulated depreciation	(104,019)	(97,820)
Development in process	74,499	50,781
Investment in real estate, net	655,409	622,348
Investment in unconsolidated entities	165,688	22,555
Cash and cash equivalents	11,723	5,970
Restricted cash	112,559	3,902
Student receivables, net of allowance for doubtful accounts
of $464 and $121, respectively	1,895	2,193
Notes receivable	36,245	-
Cost and earnings in excess of construction billings	27,206	23,077
Other assets, net	21,800	16,275
Total assets	$1,032,525	$696,320

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans	$213,138	$218,337
Line of credit and other debt	115,575	75,375
Accounts payable and accrued expenses	53,886	45,634
Construction billings in excess of cost and earnings	1,249	49
Other liabilities	13,116	12,023
Total liabilities	396,964	351,418
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
8.00% Series A Cumulative Redeemable Preferred Stock,
liquidation preference $25.00 per share, 2,300,000 shares
issued and outstanding at March 31, 2013 and December 31, 2012	23	23
Common stock, $0.01 par value, 90,000,000 shares authorized,
64,429,542 and 38,558,048 shares issued and outstanding at
March 31, 2013 and December 31, 2012, respectively	644	386
Additional common and preferred paid-in capital	677,049	377,180
Accumulated deficit and distributions	(46,669)	(37,047)
Accumulated other comprehensive loss	-	(58)
Total Campus Crest Communities, Inc. stockholders' equity	631,047	340,484
Noncontrolling interests	4,514	4,418
Total equity	635,561	344,902
Total liabilities and equity	$1,032,525	$696,320

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012

Revenues:
Student housing rental	$22,982	$17,858
Student housing services	910	763
Development, construction and management services	11,427	14,256
Total revenues	35,319	32,877
Operating expenses:
Student housing operations	10,931	8,578
Development, construction and management services	10,658	13,458
General and administrative	2,699	2,326
Transaction costs	385	-
Ground leases	54	52
Depreciation and amortization	6,439	5,856
Total operating expenses	31,166	30,270
Equity in earnings of unconsolidated entities	410	96
Operating income	4,563	2,703

Nonoperating income (expense):
Interest expense, net	(2,884)	(3,573)
Change in fair value of interest rate derivatives	(54)	(49)
Other income	90	2
Total nonoperating expense, net	(2,848)	(3,620)
Net income (loss) before income tax benefit (expense)	1,715	(917)
Income tax benefit (expense)	452	(63)
Net income (loss)	2,167	(980)
Net income (loss) attributable to noncontrolling interests	11	(9)
Dividends on preferred stock	1,150	664
Net income (loss) attributable to common stockholders	$1,006	$(1,635)

Net income (loss) per share attributable to common stockholders - basic and diluted:	$0.02	$(0.05)

Weighted-average common shares outstanding:
Basic	46,156	30,923
Diluted	46,591	30,923

Distributions per common share	$0.165	$0.160

Consolidated statements of comprehensive income (loss):
Net income (loss)	$2,167	$(980)
Change in fair value of interest rate derivatives	59	21
Comprehensive income (loss)	2,226	(959)
Comprehensive income (loss) attributable to noncontrolling interests	12	(9)
Dividends on preferred stock	1,150	664
Comprehensive income (loss) attributable to common stockholders	$1,064	$(1,614)

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Campus Crest Communities, Inc. Stockholders
	Series A		Additional		Accumulated	Total
	Cumulative		Common and	Accumulated	Other	Stockholders'
	Redeemable	Common	Preferred Paid-	Deficit and	Comprehensive	and Owner's	Noncontrolling	Total
	Preferred Stock	Stock	in Capital	Distributions	Income (Loss)	Equity	Interests	Equity

Balance at December 31, 2012	$23	$386	$377,180	$(37,047)	$(58)	$340,484	$4,418	$344,902
Net proceeds of sale of common stock	-	255	299,452	-	-	299,707	-	299,707
Issuance of restricted stock	-	3	(3)	-	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	420	-	-	420	156	576
Dividends on preferred stock	-	-	-	(1,150)	-	(1,150)	-	(1,150)
Dividends on common stock	-	-	-	(10,628)	-	(10,628)	-	(10,628)
Dividends to noncontrolling interests	-	-	-	-	-	-	(72)	(72)
Change in fair value of interest rate derivatives	-	-	-	-	58	58	1	59
Net income	-	-	-	2,156	-	2,156	11	2,167
Balance at March 31, 2013	$23	$644	$677,049	$(46,669)	$-	$631,047	$4,514	$635,561

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Operating activities:
Net income (loss)	$2,167	$(980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,439	5,856
Amortization of deferred financing costs	358	1,441
Provision for bad debts	343	397
Equity in (earnings) loss of unconsolidated entities	(410)	60
Distributions of earnings from unconsolidated entities	85	-
Share-based compensation expense	576	108
Changes in operating assets and liabilities:
Restricted cash	452	(258)
Student receivables	(48)	(190)
Construction billings	(2,929)	(9,486)
Accounts payable and accrued expenses	514	5,858
Other	(4,080)	3,477
Net cash provided by operating activities	3,467	6,283
Investing activities:
Investments in development in process	(23,718)	(22,228)
Investments in student housing properties	(1,977)	(1,890)
Acquisitions of student housing properties, net of cash acquired	(13,801)	-
Investments in unconsolidated entities	(139,051)	(1,368)
Capital distributions from unconsolidated entities	389	-
Issuance of notes receivable	(36,245)	-
Purchase of corporate fixed assets	(1,265)	(118)
Change in restricted cash	(109,109)	-
Net cash used in investing activities	(324,777)	(25,604)
Financing activities:
Proceeds from mortgage and construction loans	7,736	-
Repayments of mortgage and construction loans	(12,935)	(49,040)
Proceeds from line of credit and other debt	58,000	14,500
Repayments of line of credit and other debt	(17,800)	-
Debt issuance costs	(256)	(19)
Dividends paid to common stockholders	(6,167)	(4,913)
Dividends paid to preferred stockholders	(1,150)	-
Dividends to noncontrolling interests	(72)	(70)
Proceeds from sale of preferred stock	-	57,500
Proceeds from sale of common stock	312,743	-
Payment of offering costs	(13,036)	(2,221)
Net cash provided by financing activities	327,063	15,737
Net change in cash and cash equivalents	5,753	(3,584)
Cash and cash equivalents at beginning of period	5,970	10,735
Cash and cash equivalents at end of period	$11,723	$7,151

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,909	$2,655
Cash paid for income taxes	93	286

Non-cash investing and financing activity:
Common and preferred stock dividends declared but not paid	$11,850	$5,899
Change in payables related to dividends to common and preferred stockholders
and noncontrolling interest	4,461	724
Change in payables related to capital expenditures	(2,040)	4,659
Change in payables related to investment in unconsolidated entities	4,146	-

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

As of March 31, 2013, we owned interests in 39 operating student housing Grove properties containing approximately 7,670 apartment units and 20,884 beds. Thirty-two of our Grove properties are wholly-owned and seven of our Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE") or HSRE and Brandywine Realty Trust ("Brandywine"). As of March 31, 2013, we also owned interests in Copper Beech (see Note 4), containing approximately 6,041 units and 16,129 beds and one wholly owned redevelopment property in Toledo, Ohio containing approximately 382 units and 629 beds. Our portfolio consists of the following:

	Properties in			Properties Under
	Operation	Redevelopment		Construction (1)
Wholly owned Grove properties	32	1	(2)	3
Joint Venture Grove properties	7	-		4
Total Grove Properties	39	1		7
CB Portfolio	33	-		2
Total Portfolio	72	1		9

(1)	For delivery in the 2013-2014 academic year, consolidated entities under construction include The Grove at Fort Collins, Colorado, The Grove at Muncie, Indiana and The Grove at Pullman, Washington, and unconsolidated entities under construction include The Grove at Norman, Oklahoma, The Grove at State College, Pennsylvania, and The Grove at Indiana, Pennsylvania. For delivery in the 2014-2015 academic year, we had three unconsolidated entities under construction The Grove at Cira Centre South, Pennsylvania, The Grove at Louisville, Kentucky, and The Grove at Greensboro, North Carolina.
(2)	Consists of Campus Crest at Toledo, Ohio, which was acquired in March 2013. Upon completion of its redevelopment, we expect this property to be marketed as a Grove property. See Note 4.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. The results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or the full year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate, initial valuation and underlying allocation of purchase price to newly acquired student housing properties, determination of fair value for impairment assessments, and fair value of financial assets and liabilities, including derivatives and allowance for doubtful accounts. Actual results could differ from those estimates.

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of our student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.6 million and $0.6 million was capitalized during the three months ended March 31, 2013 and 2012, respectively.

We capitalize costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts we capitalize all direct costs and indirect costs that have been incurred as a result of the development. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. We capitalize interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are capitalized. Indirect costs not clearly related to the acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred. Capitalized indirect costs associated with our development activities were $2.1 million and $1.6 million, respectively, for the three months ended March 31, 2013 and 2012, respectively. All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and write-off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2013 and December 31, 2012, we have deferred approximately $9.6 million and $8.1 million, respectively, in pre-development costs related to development projects for which construction has not commenced. In addition to the deferred pre-development costs, there are six land parcels that could be used for the development of six properties (within either our wholly-owned portfolio or as contributions into joint venture projects) with an aggregate bed count ranging from approximately 2,700 to 3,000. These costs are included in development in process on the accompanying condensed consolidated balance sheets.

Management assesses whether there has been impairment in the value of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of investment in real estate is measured by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the property. The estimation of future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment reducing the carrying value of our long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is recorded as an impairment charge. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary. There was no impairment of long-lived assets for any period presented in the condensed consolidated balance sheets.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property Acquisitions

We allocate the purchase price of acquired properties to net tangible and identified intangible assets and liabilities based on relative fair values of these assets and liabilities. Fair value estimates are based on information obtained from independent appraisals, market data, information obtained during due diligence and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals. Acquisition-related costs such as due diligence, legal, accounting and advisory fees are expensed as incurred and not applied in determining the fair value of an acquired property.

Deferred Financing Costs

We defer costs incurred in obtaining financing and amortize the costs using the straight-line method, which approximates the effective interest method, over the expected terms of the related loans. Upon repayment of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of accumulated amortization, are included in other assets, net in the accompanying condensed consolidated balance sheets.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Development and construction service revenue is recognized for contracts with entities we do not consolidate. For projects where revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of our interest in the unconsolidated entity. Any incentive fees, net of the impact of our ownership interest if the entity is unconsolidated, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. When total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as additional investment in the unconsolidated entity to the extent that these costs are realizable. Entitlement fees, where applicable, are recognized when earned based on the terms of the related contracts.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, notes receivable, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans and the line of credit and other debt. The carrying value of cash, cash equivalents, restricted cash, student receivables, and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The carrying value of our notes receivable are representative of their fair value due to the recent date of origination. The estimated fair value of the line of credit and other debt approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of mortgages and construction loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction loans. The fair values of mortgage and construction loans are disclosed in Note 6.

The fair value of the interest rate caps and swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities and counterparty creditworthiness. The fair values of derivative instruments are discussed in Note 7.

Fair value guidance for financial assets and liabilities that are recognized and disclosed in the condensed consolidated financial statements on a recurring basis and nonfinancial assets on a nonrecurring basis establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Restricted Cash

We hold approximately $109.1 million in escrow in accordance with an agreement made by us and certain sellers of the CB Portfolio (defined below). These funds are to be used to consummate our remaining ownership interests in our acquisition of 48.0% of the CB Portfolio. See Note 4.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Student Housing Properties

The following is a summary of our student housing properties, net for the periods presented (in thousands):

	March 31,	December 31,
	2013	2012

Land	$56,756	$53,984
Buildings and improvements	564,322	552,984
Furniture, fixtures and equipment	63,851	62,419
	684,929	669,387

Less: accumulated depreciation	(104,019)	(97,820)
	$580,910	$571,567

In March 2013, we acquired a 100% ownership in Campus Crest at Toledo, Ohio resulting in an increase to our student housing properties (see Note 4).

4. Property Acquisitions

Business Acquisition

In February 2013, we entered into purchase and sale agreements to acquire a 48.0% interest in a portfolio of 35 student housing properties, one undeveloped land parcel and corporate office building held by the members of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC ("CBTC PA", together with CBTC, "Copper Beech" or the "Sellers") (the “CB Portfolio”), and a fully integrated platform and brand with management, development and construction teams, for an initial purchase price of approximately $230.2 million, including the repayment of $106.7 million of debt. The remaining 52.0% interest in the CB Portfolio will be held by certain of the current members of CBTC and CBTC PA, (the “CB Investors”). Pursuant to our 48.0% interest in the CB Portfolio, we entered into a purchase and sale agreement (the “Purchase Agreement”), and related transactions, with the members of CBTC and CBTC PA, to acquire in steps a 36.3% interest in the CB Portfolio. We have also entered into a purchase and sale agreement with certain investors in the CB Portfolio who are not members of Copper Beech (the “Non-Member Investors”) to acquire the interests in the CB Portfolio held by such Non-Member Investors (the “Non-Member Purchase Agreement”). Pursuant to the Non-Member Purchase Agreement, we have agreed to acquire approximately an 11.7% interest in the CB Portfolio from the Non-Member Investors. We refer to this transaction as the “CB Portfolio Acquisition.”

We intend to consummate the acquisition of our initial 48.0% interest in the CB Portfolio in steps. On March 18, 2013, we acquired a 48.0% interest in six properties that did not require lender consent prior to sale and on April 15, 2013, we acquired a 48% interest in an additional property. We will close on our 48.0% interest in each remaining property at such time as we obtain the requisite lender consent relating thereto. We expect to obtain all such consents and close on our 48.0% interest in all properties comprising the CB Portfolio by the end of the third quarter of 2013.

The CB Portfolio consists of 35 student housing properties, including two Phase II development properties scheduled to open in fall 2013, plus one undeveloped land parcel in Charlotte, North Carolina, and Copper Beech’s corporate office building in State College, Pennsylvania. The CB Portfolio consists primarily of townhouse units located in eighteen geographic markets in the United States across thirteen states, with 30 of the 35 student housing properties having been developed by Copper Beech. As of March 31, 2013, the CB Portfolio comprised approximately 6,242 rentable units with approximately 16,647 rentable beds, including the units and beds expected to become available at the two development properties. The student housing properties have an average age of approximately seven years. As of March 31, 2013, the average occupancy for the student housing properties was approximately 98.5%. For the year ended December 31, 2012, the average monthly total revenue per occupied bed was approximately $470.

Our $230.2 million investment in the CB Portfolio entitles us to a preferred payment of $13.0 million and 48% of remaining operating cash flows. In connection with the CB Portfolio Acquisition, we have loaned approximately $31.7 million to the CB Investors. The loan has an interest rate of 8.5% per annum and a term of three years, and is secured by the CB Investors’ interests in six unencumbered properties in the CB Portfolio. The principal amount of the loan is expected to be repaid by the CB Investors by reducing the price of future purchase options. If any of the purchase options are not exercised by the Company, the CB Investors may, at their option, repay the note through (1) cash payments either in accordance with the repayment schedule in the note or in the form of a one-time prepayment for the outstanding principal amount plus accrued and unpaid interest or (2) payments in kind consisting of a portion of their interests in the CB Portfolio. If the CB Investors elect to repay the note in kind, our interest in the CB Portfolio will be increased by an amount corresponding to the CB Investors’ percentage interest used to repay the note in kind.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As discussed above, on March 18, 2013, we invested approximately $121.4 million, consisting of approximately $47.1 million for the acquisition of equity interests and approximately $74.3 million for the repayment of debt, in six properties in the CB Portfolio. We recognized approximately $0.3 million in equity in earnings of Copper Beech as well as approximately $0.1 million in interest income from the loan to the CB Investors for the quarter ended March 31, 2013. Additionally, we recognized approximately $0.3 million of transaction expenses related to the CB Portfolio Acquisition and incurred $9.4 million of costs which were included in our investment basis in Copper Beech.

The following summary of selected unaudited pro forma results of operations presents information as if both our 48.0% ownership interest and issuance of 25.5 million shares of common stock required to execute the acquisition had occurred at the beginning of the first period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2013	2012

Revenues	$35,319	$32,877

Net income	2,993	150
Net income (loss) attributable to common stockholders	1,832	(505)

Net income (loss) per share attributable to common stockholders - basic and diluted:	$0.03	$(0.01)

Weighted-average common shares outstanding:
Basic	64,296	56,453
Diluted	64,732	56,453

Operating Property Acquisition

In March 2013, we acquired the ownership interests in Campus Crest at Toledo, Ohio, a 382 unit and 629 bed property near the campus of the University of Toledo for approximately $13.8 million. The following table is a preliminary allocation of the purchase price and is subject to the completion of our allocation analysis (in thousands):

Land	$2,772
Buildings and improvements	10,232
Furniture and fixtures	561
Other	236
$13,801

5. Investment in Unconsolidated Entities

We have investments in real estate ventures with Harrison Street Real Estate Capital ("HSRE") that we do not consolidate. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties. Both we and our joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operation. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

We act as the operating member and day-to-day manager for these joint ventures and as such are entitled to receive fees for providing development and construction services (as applicable) and management services. We recognized revenues of approximately $11.4 million and $14.3 million for the three months ended March 31, 2013 and 2012, respectively, for services provided to the joint ventures, which are reflected in Development, Construction and Management Services in the accompanying condensed consolidated statements of operations.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2013, we entered into a joint venture agreement with HSRE, HSRE-Campus Crest X, LLC ("HSRE X"), to develop and operate additional purpose-built student housing properties. HSRE X is currently building two new student housing properties with completion targeted for the 2014-2015 academic year. The properties, located in Louisville, Kentucky and Greensboro, North Carolina are expected to have approximately 1,200 beds and have an estimated cost of $65.6 million. We own a 30% interest in this venture and affiliates of HSRE own the balance.

We are the guarantor of the construction and mortgage debt of our ventures with HSRE. Details of our unconsolidated investments at March 31, 2013 are presented in the following table (in thousands):

						Debt
							Weighted
			Number of Properties				Average
	Our	Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership	Founded	Operations	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	49.9%	2009	3	-	$10,823	$33,532	2.70	%(1)	11/09/2013 – 1/09/2014
HSRE-Campus Crest IV, LLC	20.0%	2011	1	-	2,285	16,979	5.75	%(2)	12/1/2013
HSRE-Campus Crest V, LLC	10.0%	2011	3	-	3,296	45,670	2.96	%(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%	2012	-	3	6,872	693	2.85	%(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%	2013	-	1	5,443	-	n/a		n/a
HSRE-Campus Crest X, LLC	30.0%	2013	-	2	6,378	-	n/a		n/a
Total Unconsolidated Grove Entities			7	6	$35,097	$96,874	3.36%
CB Portfolio	25.3%	2013	33	2	130,591	515,200	5.65	%(3)	6/01/2013 - 10/01/2020
Total Unconsolidated Entities			40	8	$165,688	$612,074	5.27%

(1)	Variable interest rates.
(2)	Comprised of one fixed rate loan.
(3)	At March 31, 2013, our effective interest in the CB Portfolio was 25.3%. We will continue to close on our 48.0% interest, anticipating completion by the third quarter of 2013, in each remaining property at such time as we obtain the requisite lender consent relating thereto.

We recorded equity in earnings from these ventures for the three months ended March 31, 2013 and 2012 of approximately $0.4 million and $0.1 million, respectively.

The following is a summary of the financial position of our unconsolidated entities in their entirety, not only our interest in the entities, including provisional fair value balances for the CB Portfolio that are subject to the completion of our allocation analyses and appraisals, for the periods presented (amounts in thousands):

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Student housing properties, net	$1,140,638	$143,108
Other assets	78,156	40,154
Total assets	$1,218,794	$183,262

Liabilities and Equity
Mortgage and construction loans	$612,074	$92,456
Other liabilities	35,263	30,402
Owner’s equity	571,457	60,404
Total liabilities and owner’s equity	$1,218,794	$183,262

Company's share of owner’s equity	$152,655	$14,078
Preferred investment(1)	16,469	11,828
Net difference in carrying value of investment versus net book
value of underlying net assets(2)	(3,436)	(3,351)
Carrying value of investment in unconsolidated entities	$165,688	$22,555

(1)	As of March 31, 2013, we held aggregate Class B interests in The Grove at Greensboro, The Grove at Louisville, The Grove at San Angelo, The Grove at Indiana and The Grove at Conway of approximately $16.5 million. As of December 31, 2012, we held aggregate Class B interests in The Grove at San Angelo, The Grove at Indiana and The Grove at Conway of approximately $11.8 million. These preferred interests entitle us to a 9.0% return on our investment but otherwise do not change our effective ownership interest in these properties.

(2)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entity and the elimination of service related revenue to the extent of our percentage ownership.

The following is a summary of the operating results for our unconsolidated entities in their entirety, not only our interest in the entities, including results for the CB Portfolio based on the provisional fair value adjustments, for the periods presented (in thousands):

	Three months ended
	March 31, 2013	March 31, 2012

Revenues	$8,353	$4,614
Expenses:
Operating expenses	3,901	2,556
Interest expense	2,381	1,337
Depreciation and amortization	3,083	1,207
Other expense	122	-
Total expenses	9,487	5,100
Net loss	$(1,134)	$(486)

Company’s share of net income (loss)(1)	$308	$(60)
Income on preferred investments	102	156
Equity in earnings of unconsolidated entities	$410	$96

(1)	Amount differs from net loss multiplied by our ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level, elimination of management fees, and income on preferred investments.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Debt

The following is a summary of our mortgage and construction notes payable, the Credit Facility (defined below) and other debt for the periods presented (amounts in thousands):

	March 31,	December 31,
	2013	2012
Fixed-rate mortgage loans	$166,407	$166,706
Variable-rate mortgage loans	-	12,635
Construction loans	46,731	38,996
Line of credit	112,500	72,000
Other debt	3,075	3,375
	$328,713	$293,712

The estimated fair value of our fixed and variable rate mortgage loans, construction loans and other debt at March 31, 2013 and December 31, 2012 was approximately $222.6 million and $227.3 million, respectively (Level 2). These estimated fair values were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The weighted average interest rate for all borrowings was 3.62% and 3.99% at March 31, 2013 and December 31, 2012, respectively.

Mortgage and Construction Loans

Mortgage and construction loans are collateralized by properties and their related revenue streams. Mortgage loans are not cross-defaulted or cross-collateralized with any other indebtedness. Our mortgage loans generally may not be prepaid prior to maturity; however, in certain cases, prepayment is allowed subject to certain prepayment penalties. Our construction loan agreements contain representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. Construction loans are generally secured by a first deed of trust or mortgage on each property, primary UCC filings, and an assignment of rents, leases and profits from the respective property. Mortgage and construction loans for the periods presented consisted of the following (in thousands):

		Principal	Principal
		Outstanding	Outstanding		Interest
	Face	at	at	Stated Interest	Rate at	Maturity
	Amount	3/31/2013	12/31/2012	Rate	3/31/2013	Date(1)	Amortization
Construction loans
The Grove at Orono	$15,206	$14,243	$10,506	LIBOR + 275 bps	2.95%	6/30/2014	Interest only
The Grove at Auburn	16,294	13,157	13,157	LIBOR + 295 bps	3.15%	7/22/2014	Interest only
The Grove at Flagstaff	19,842	19,330	15,331	Prime + 25 bps /	2.78%	12/9/2014	Interest only
				LIBOR + 250 bps
The Grove at Muncie	14,567	1	1	LIBOR + 225 bps	2.45%	7/3/2015	Interest only
The Grove at Fort Collins	19,073	1	1	LIBOR + 225 bps	2.45%	7/13/2015	Interest only
The Grove at Pullman	16,016	-	-	LIBOR + 220 bps	2.40%	9/5/2015	Interest only
Mortgage loans
The Grove at Carrollton and
The Grove at Las Cruces	29,790	29,315	29,408	6.13%	6.13%	10/11/2016	30 years	(2)
The Grove at Huntsville	12,635	-	12,635	LIBOR + 250 bps	n/a	1/9/2013	Interest only
The Grove at Stateboro	18,100	18,100	18,100	4.01%	4.01%	1/1/2023	30 years	(2)
The Grove at Asheville	14,800	14,636	14,684	5.77%	5.77%	4/11/2017	30 years	(2)
The Grove at Milledgeville	16,250	15,991	16,041	6.12%	6.12%	10/1/2016	30 years	(2)
The Grove at Ellensburg	16,125	16,125	16,125	5.10%	5.10%	9/1/2018	30 years	(3)
The Grove at Nacogdoches	17,160	17,160	17,160	5.01%	5.01%	9/1/2018	30 years	(3)
The Grove at Greeley	15,233	15,233	15,233	4.29%	4.29%	10/1/2018	30 years	(3)
The Grove at Clarksville	16,350	16,350	16,350	4.03%	4.03%	7/1/2022	30 years	(3)(4)
The Grove at Columbia	23,775	23,496	23,605	3.83%	3.83%	7/1/2022	30 years	(5)
		$213,138	$218,337

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	For the construction loans, the maturity date is the stated maturity date in the respective loan agreements, which can be extended for an additional one to two years, subject to certain conditions, depending on the loan.
(2)	Loans require interest only payments, plus certain reserves and escrows, that are payable monthly for a period of five years. Monthly payments of principal and interest, plus certain reserve and escrow amounts, are due thereafter until maturity when all principal is due.
(3)	Interest only for the first two years, followed by 30 year amortization.
(4)	Loan requires interest only payments, plus certain reserves and escrows payable monthly through August 2014, thereafter, principal and interest, plus certain reserves and escrows that are payable monthly until maturity.
(5)	Loan requires monthly payments of principal and interest, plus certain reserve and escrows, are due thereafter until maturity when all principal is due.

Line of Credit

In January 2013, we entered into the Second Amended and Restated Credit Agreement with Citibank, N.A. and certain other lenders. The Second Amended and Restated Credit Agreement provides for a senior unsecured credit facility (the "Revolving Credit Facility") of up to $250.0 million, with sub-limits of $30.0 million for swing line loans and $15.0 million for letters of credit. The Second Amended and Restated Credit Agreement also provides for a term loan of $50.0 million (the "Term Loan" and, together with the Revolving Credit Facility, the "Amended Credit Facility").

Additionally, the Amended Credit Facility has an accordion feature that allows us to request an increase in the total commitments from $300.0 million to $600.0 million, subject to certain conditions. Amounts outstanding under the Amended Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Second Amended and Restated Credit Agreement) plus a spread that depends upon our leverage ratio. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings.

Our ability to borrow under the Amended Credit Facility is subject to our ongoing compliance with a number of customary financial covenants, including:

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

Pursuant to the terms of the Amended Credit Facility, we may not pay distributions that exceed the greater of (i) 95.0% of our funds from operations, or (ii) the minimum amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we also may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). In April 2013, as a result of the CB Portfolio Acquisition, we received a waiver from our lender group allowing for distributions up to, and not to exceed, 110.0% of our funds from operations for the remainder of 2013.

In February 2013, we amended the Amended Credit Facility to provide for certain exclusions related to our investments in joint ventures as well as the treatment of certain other investments within the compliance calculation of our secured debt ratio and certain negative covenants.

We and certain of our subsidiaries guarantee the obligations under the Amended Credit Facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

As of March 31, 2013, we had approximately $62.5 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of March 31, 2013, we had approximately $98.5 million in borrowing capacity under our revolving credit facility, and amounts borrowed under the facility will be due at its maturity on January 8, 2017, subject to a one-year extension, which we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2013, after receiving the above mentioned waiver, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

7. Derivative Instruments and Hedging Activities

We use variable rate debt to finance our construction of student housing properties. These debt obligations expose us to variability in cash flows due to fluctuations in interest rates. We use derivative instruments to limit variability for a portion of our interest payments and to manage exposure to interest rate risk.

As of March 31, 2013 and December 31, 2012, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.

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

The following is a summary of the derivative instruments we entered into for the periods presented (in thousands):

	As of March 31, 2013				March 31, 2013		December 31, 2012
Derivative	Notional	Receive	Pay or	Maturity
Agreement	Amount	Rate	Strike Rate	Date	Asset	Liability	Asset	Liability
Interest rate cap	$100,000	1 Month LIBOR	2.50%	January 2014	$-	$-	$-	$-
Interest rate cap	18,762	1 Month LIBOR	1.25%	April 2013	-	-	-	-
Interest rate swap	18,762	1 Month LIBOR	1.39%	April 2013	-	-	-	(73)
					$-	$-	$-	$(73)

	Amount of Income (Loss) Recognized on
	OCI Derivatives (Effective Portion)
Derivatives Designated as Cash Flow Hedges	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Caps	$-	$(4)
Swaps (receive float/pay fixed)	73	11
Total effect of derivative instruments on other comprehensive income	$73	$7

The table below reflects the amount reclassified from accumulated other comprehensive income (loss) to income related to an interest rate swap for the periods presented (in thousands):

	Amount of Income (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (Loss)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Swap	$(14)	$(14)

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below reflects the amount reclassified from accumulated other comprehensive income (loss) to income related to an interest rate swap for the periods presented (in thousands):

Interest rate swaps (receive float/pay fixed):	Location of Gain (Loss) Recognized on Statements of Operations	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Monthly net settlements - cash settled	Change in fair value of interest rate derivatives	$(54)	$(49)
Mark to market adjustments - non cash	Change in fair value of interest rate derivatives	-	-
Total effect of derivative instruments on the condensed consolidated statements of operations		$(54)	$(49)

Interest rate caps and interest rate swaps measured at fair value for the periods presented are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of Period
March 31, 2013
Other assets - Interest rate caps	$-	$-	$-	$-
Other liabilities - Interest rate swaps	-	-	-	-

December 31, 2012
Other assets - Interest rate caps	-	-	-	-
Other liabilities - Interest rate swaps	-	(73)	-	(73)

8. Earnings per Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. All unvested stock-based payment awards are included in the computation of basic earnings per share. The computation of diluted earnings per share includes common stock issuable upon the conversion of OP Units and restricted OP Units and other potentially dilutive securities in the weighted average shares. The effect of the inclusion of all potentially dilutive securities for any period in which we report a net loss would be anti-dilutive when computing diluted earnings per share and are therefore omitted. Net income attributable to these noncontrolling interests is added back to net income (loss) available to common stockholders in the computation of diluted earnings per share.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Computations of basic and diluted income (loss) per share for the periods presented are as follows (amounts in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2013	2012

Basic earnings:
Net income (loss) attributable to common stockholders	$1,006	$(1,635)
Diluted earnings:
Net income (loss) attributable to common stockholders	$1,006	$(1,635)
Add: net income (loss) attributable to
noncontrolling interests	11	(9)
Net income (loss) attributable to common stockholders
and participating securities	$1,017	$(1,644)

Weighted average common shares outstanding:
Basic	46,156	30,923
Incremental shares from assumed
conversion — unrestricted and restricted OP units	435	-
Diluted	46,591	30,923

Basic income (loss) per share	$0.02	$(0.05)
Diluted income (loss) per share	$0.02	$(0.05)

9. Equity

Preferred Stock

Our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) ranks senior to our common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of our affairs. We pay cumulative dividends on the Series A Preferred Stock from the date of original issue at a rate of 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year.

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

Common Shares and OP Units

An OP Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the net income (loss) and distributions of the Operating Partnership. An OP Unit may be tendered for redemption for cash; however, we have sole discretion and must have a sufficient amount of authorized common stock to exchange OP Units for shares of common stock on a one-for-one basis. No OP Units have been exchanged or redeemed since our initial public offering.

In March 2013, we completed an underwritten public offering of approximately 25.5 million shares of common stock, including approximately 3.3 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $299.7 million. The net proceeds were used: (1) to fund our investment in the CB Portfolio and related transactional costs, including investment banking advisory fees (see Note 4); and (2) for general corporate purposes, including the repayment of debt.

As of March 31, 2013, there were approximately 64.9 million OP Units outstanding, of which approximately 64.5 million, or 99.3%, were owned by us and approximately 0.4 million, or 0.7%, were owned by other partners, including certain of our executive officers. As of March 31, 2013, the fair market value of the OP Units not owned by us was $6.1 million, based on a market value of $13.90 per unit, which was the closing stock price of shares of our common stock on the New York Stock Exchange ("NYSE") on March 28, 2013.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of changes in the shares of our common stock for the periods shown (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Common stock at beginning of period	38,558	30,710
Issuance of common stock	25,530	-
Issuance of restricted stock	357	371
Forfeiture of restricted stock	(15)	-
Common stock at end of period	64,430	31,081

Dividends and Distributions

For the three months ended March 31, 2013 and 2012, we declared dividends of $0.165 and $0.16 per share, respectively, totaling approximately $10.6 million and $5.0 million, respectively.

On January 29, 2013, our Board of Directors declared a first quarter 2013 dividend of $0.165 per common share and OP Unit. The dividend was paid on April 10, 2013, to stockholders of record on March 27, 2013. At March 31, 2013, we accrued approximately $10.6 million related to our common dividend in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

On January 29, 2013, our Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the first quarter of 2013. The preferred share dividend was paid on April 15, 2013, to stockholders of record on March 27, 2013. At March 31, 2013, we accrued approximately $1.0 million related to our preferred dividend in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

10. Incentive Plans

We have adopted the 2010 Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. The aggregate number of awards approved under the Incentive Plan is 2.5 million. Each grant of restricted stock awarded under this plan reduces the remaining available pool by two shares. As of March 31, 2013 and December 31, 2012, approximately 0.5 million and 1.2 million shares, respectively, were available for issuance under the Incentive Plan.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a three or five year period and are subject to restriction based upon continued service on our Board of Directors.

At March 31, 2013, total unrecognized compensation cost was approximately $7.0 million and is expected to be recognized over a remaining weighted average period of 2.5 years. During the three months ended March 31, 2013 and 2012, we recognized stock compensation expense of approximately $0.4 million and $0.1 million, respectively, in the accompanying condensed consolidated financial statements, and capitalized $0.1 million and $0.1 million, respectively.

Restricted OP Units

At March 31, 2013, total unrecognized compensation cost was approximately $0.3 million and is expected to be recognized over a remaining weighted average period of 0.6 years. During the three months ended March 31, 2013 and 2012, we recognized stock compensation expense related to the vesting of restricted OP Units of approximately $0.2 million and immaterial amount, respectively, in the accompanying condensed consolidated financial statements, and capitalized $0.1 million and $0.1 million, respectively.

The following is a summary of our plan activity for the period shown (in thousands, except weighted average grant price):

	Restricted	Restricted		Weighted
	Common	Restricted OP		Average
	Stock	Units	Total	Grant Price
Unvested balances at December 31, 2012	438	50	488	$11.07
Granted	357	-	357	12.21
Vested	(98)	-	(98)	12.20
Forfeited	(15)	-	(15)	12.59
Unvested balances at March 31, 2013	682	50	732	$12.19

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Related Party Transactions

We lease aircraft from entities in which two of our executive officers have an ownership interest. For the three months ended March 31, 2013 and 2012, we incurred travel costs to these entities of an immaterial amount.

During the three months ended March 31, 2013 we entered into an amendment to an existing services agreement with a related party to provide insurance products to residents at our properties.

In conjunction with the Copper Beech transaction, we entered into a management agreement with Copper Beech, where they will provide management services for Campus Crest at Toledo. For the three months ended March 31, 2013, we incurred an immaterial amount of fees related to this agreement.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables set forth our segment information for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Student Housing Operations:
Revenues from external customers	$23,892	$18,621
Operating expenses	17,338	14,508
Operating income	6,554	4,113
Nonoperating expenses	(2,563)	(3,250)
Net income	3,991	863
Net income attributable to noncontrolling interest	38	8
Net income attributable to common stockholders	$3,953	$855
Depreciation and amortization	$6,297	$5,789
Total segment assets at end of period	$969,272	$533,862

Development, Construction and Management Services:
Revenues from external customers	$11,427	$14,256
Intersegment revenues	19,193	19,310
Total revenues	30,620	33,566
Operating expenses	29,486	31,984
Operating income	1,134	1,582
Nonoperating expenses	-	-
Net income	1,134	1,582
Net income attributable to noncontrolling interest	11	15
Net income attributable to common stockholders	$1,123	$1,567
Depreciation and amortization	$50	$22
Total segment assets at end of period	$57,072	$31,552
Reconciliations:
Total segment revenues	$54,512	$52,187
Elimination of intersegment revenues	(19,193)	(19,310)
Total consolidated revenues	$35,319	$32,877

Segment operating income	$7,688	$5,695
Interest expense, net	(2,884)	(3,573)
Change in fair value of interest rate derivatives	(54)	(49)
Net unallocated expenses and eliminations	(3,535)	(3,088)
Equity in earnings of unconsolidated entities	410	96
Other income	90	2
Income tax benefit (expense)	452	(63)
Net income (loss)	$2,167	$(980)

Total segment assets	$1,026,344	$565,414
Unallocated corporate assets and eliminations	6,181	1,258
Total assets at end of period	$1,032,525	$566,672

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At March 31, 2013, management does not anticipate any material deviations from schedule and does not anticipate having to terminate services for the development projects currently in progress.

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

We have properties that are subject to long-term ground leases. Typically, these properties are located on the campuses of colleges or universities. We have the right to encumber our leasehold interests with specific property mortgages for the purposes of constructing, remodeling or making improvements on or to these properties. Title to all improvements paid for and constructed on the land remains with us until the earlier of termination or expiration of the lease, at which time the title of any buildings constructed on the land will revert to the landlord. Should we decide to sell our leasehold interests during the initial term or any renewal terms, the landlord has a right of first refusal to purchase the interests for the same purchase price under the same terms and conditions as contained in our offer to sell our leasehold interests.

We guarantee certain mortgage notes related to our unconsolidated joint ventures (See Note 5).

Contingencies

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. In addition to the matter described below, we are involved in various routine legal proceedings arising in the ordinary course of business. Although the outcomes of such routine legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of such routine matters will not have a material adverse effect on our financial position or results of operations.

On July 3, 2012, we and certain of our subsidiaries were named as defendants in a lawsuit filed with the 250th Judicial District Court of Travis County in Austin, Texas. The lawsuit arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured. The plaintiffs allege, among other things, negligence on the part of the defendants in the design, construction, planning, operation and management of The Grove at Denton and seek actual and exemplary damages. The plaintiffs’ initial complaint did not specify the amount of damages; however, on April 2, 2013, we received a demand from the plaintiffs for damages in the amount of $30 million. Mediation of this matter is tentatively scheduled for early June 2013, with the trial scheduled for September 23, 2013. Due to the pendency of our defense, it is not possible to determine or predict the outcome of the lawsuit. We intend to defend the lawsuit vigorously and, while no assurances can be given, after taking into account our existing insurance coverage, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations. No amounts have been accrued at March 31, 2013.

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

14. Subsequent Events

On April 22, 2013, the Board of Directors of the Company approved Articles of Amendment to the Company’s Articles of Amendment and Restatement to increase the number of authorized shares of the Company to 550,000,000 shares of stock, consisting of 500,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.  The Articles of Amendment were filed with the Maryland State Department of Assessments and Taxation on April 25, 2013 and became effective on that date.

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

Forward-looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "approximately," "believe," "could," "project," "predict," "continue," "plan" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion of Financial Condition and Results of Operations”;
•	the performance of the student housing industry in general;
•	decreased occupancy or rental rates at our properties resulting from competition or other factors;
•	the operating performance of our properties;
•	the availability of attractive development and/or acquisition opportunities in properties that satisfy our investment criteria and the success of our acquisition, development and construction activities, including satisfaction of conditions to closing for pending acquisitions and, in some cases, the negotiation and execution of definitive documents and satisfaction of the conditions therein;
•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;
•	changes in our business and growth strategies and in our ability to consummate acquisitions or dispositions or additional joint venture transactions;
•	our ability to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;
•	our capitalization and leverage level;
•	our capital expenditures;
•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;
•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, whether the result of market events or otherwise;
•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;
•	the availability and terms of short-term and long-term financing, including financing for development and construction activities;
•	the credit quality of our student-tenants and parental guarantors;
•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract, qualified personnel;
•	unanticipated increases in financing and other costs, including a rise in interest rates;
•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	development and construction costs and timing;
•	environmental costs, uncertainties and risks, especially those related to natural disasters;
•	changes in governmental regulations, accounting treatment, tax rates and similar matters;
•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts ("REIT")); and
•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The matters summarized in this report and the factors listed above could cause our actual results and performance to differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

Overview

We are a self-managed, self-administered and vertically-integrated REIT focused on developing, building, owning and managing a diversified portfolio of high-quality, residence life focused student housing properties. We operate our business through the Operating Partnership and our subsidiaries. We derive substantially all of our revenue from student housing rental, student housing services, construction and development services and management services. As of March 31, 2013, we owned the sole general partnership interest, 99.3% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”), and all of the outstanding preferred units of limited partnership interest in the Operating Partnership.

We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, residence life focused student housing properties in the United States, based on beds owned and under management. As of March 31, 2013, we owned interests in 39 operating student housing Grove properties containing approximately 7,670 apartment units and 20,884 beds. Thirty-two of our Grove properties are wholly-owned and seven of our Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE") or HSRE and Brandywine Realty Trust ("Brandywine"). As of March 31, 2013, we also owned interests in Copper Beech (see "CB Portfolio Acquisition" section below) and one wholly owned redevelopment property. As of March 31, 2013, our portfolio consisted of the following:

	Properties in			Number	Number
	Operation	Ownership		of Units	of Beds
Wholly owned Grove properties	32	100.0%		6,248	16,936
Joint Venture Grove properties:
HSRE I	3	49.9%		544	1,508
HSRE IV	1	20.0%		216	584
HSRE V	3	10.0%		662	1,856
Total Grove Properties	39			7,670	20,884

Toledo - Redevelopment	1	100.0%		382	629

CB Portfolio	33	25.3	%(1)	6,041	16,129

Total Portfolio	73			14,093	37,642

(1)	At March 31, 2013, our effective interest in the CB Portfolio (defined below) was 25.3%. We will continue to close on our 48.0% interest, anticipating completion by the third quarter of 2013, in each remaining property at such time as we obtain the requisite lender consent relating thereto.

As of March 31, 2013, the average occupancy for our 39 Grove properties was approximately 89.7% and the average monthly total revenue per occupied bed was approximately $503. Our operating Grove properties are located in 18 states, contain modern apartment units with many resort-style amenities, and have an average age of approximately 3.6 years as of March 31, 2013. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We have developed, built and managed substantially all of our wholly-owned properties and several of our unconsolidated, joint venture properties, which are based upon a common prototypical residential building design. We believe that our use of this prototypical building design, which we have built approximately 570 times at 38 of our student housing properties (approximately 15 of such residential buildings comprise one student housing property), allows us to efficiently deliver a uniform and proven student housing product in multiple markets. All of our properties (other than those in the CB portfolio and Toledo) operate under The Grove® brand, and we believe that our brand and the associated lifestyle are effective differentiators that create higher visibility and appeal for our properties within their markets both with the student as well as the universities we serve.

In addition to our existing properties, we actively seek new organic growth opportunities. We commenced building six new student housing properties in 2012, three of which are wholly owned by us and three of which are owned by a joint venture with HSRE in which we own a 20% interest. We also commenced building three new student housing properties in 2013, one of which is owned by a joint venture with HSRE and Brandywine in which we own a 30% interest and act as the co-developer and two of which are owned by a joint venture with HSRE in which we own a 30% interest. The following is a summary of these developments:

Project	Location	Primary University Served	Ownership	Units	Beds	Estimated Project Cost (1)	Scheduled Opening for Occupancy
The Grove at Ft. Collins	Ft. Collins, CO	Colorado State University	100.0%	218	612	$32.9	August 2013
The Grove at Muncie	Muncie, IN	Ball State University	100.0%	216	584	25.3	August 2013
The Grove at Pullman	Pullman, WA	Washington State University	100.0%	216	584	30.4	August 2013
The Grove at Indiana	Indiana, PA	Indiana University of Pennslyvania	20.0%	224	600	27.6	August 2013
The Grove at Norman	Norman, OK	University of Oklahoma	20.0%	224	600	27.0	August 2013
The Grove at State College	State College, PA	Penn State University	20.0%	216	584	28.6	August 2013
The Grove at Cira Centre South	Philadelphia, PA	University of Pennsvylvania/ Drexel University	30.0%	344	850	158.5	August 2014
The Grove at Greensboro	Greensboro, NC	University of North Carolina at Greensboro	30.0%	216	584	27.3	August 2014
The Grove at Louisville	Louisville, KY	University of Louisville	30.0%	252	654	38.3	August 2014
				2,126	5,652	$395.9

(1) Estimated project cost amounts are in millions.

For each of these projects, we conducted significant pre-development activities and obtained necessary zoning and site plan approvals. In total, we have identified over 250 markets and approximately 80 specific sites within these markets as potential future development opportunities.

CB Portfolio Acquisition

In February 2013, we entered into purchase and sale agreements to acquire a 48.0% interest in a portfolio of 35 student housing properties, one undeveloped land parcel and corporate office building held by the members of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC ("CBTC PA", together with CBTC, "Copper Beech" or the "Sellers") (the “CB Portfolio”), and a fully integrated platform and brand with management, development and construction teams, for an initial purchase price of approximately $230.2 million, including the repayment of $106.7 million of debt. The remaining 52.0% interest in the CB Portfolio will be held by certain of the current members of CBTC and CBTC PA, (the “CB Investors”). Pursuant to our 48.0% interest in the CB Portfolio, we entered into a purchase and sale agreement (the “Purchase Agreement”), and related transactions, with the members of CBTC and CBTC PA, to acquire in steps a 36.3% interest in the CB Portfolio. We have also entered into a purchase and sale agreement with certain investors in the CB Portfolio who are not members of Copper Beech (the “Non-Member Investors”) to acquire the interests in the CB Portfolio held by such Non-Member Investors (the “Non-Member Purchase Agreement”). Pursuant to the Non-Member Purchase Agreement, we have agreed to acquire approximately an 11.7% interest in the CB Portfolio from the Non-Member Investors. We refer to this transaction as the “CB Portfolio Acquisition.”

We intend to consummate the acquisition of our initial 48.0% interest in the CB Portfolio in steps. On March 18, 2013, we acquired a 48.0% interest in six properties that did not require lender consent prior to sale and on April 15, 2013, we acquired a 48.0% interest in an additional property. We will close on our 48.0% interest in each remaining property at such time as we obtain the requisite lender consent relating thereto. We expect to obtain all such consents and close on our 48.0% interest in all properties comprising the CB Portfolio by the end of the third quarter of 2013.

The CB Portfolio consists of 35 student housing properties, including two Phase II development properties scheduled to open in fall 2013, plus one undeveloped land parcel in Charlotte, North Carolina, and Copper Beech’s corporate office building in State College, Pennsylvania. The CB Portfolio consists primarily of townhouse units located in eighteen geographic markets in the United States across thirteen states, with 30 of the 35 student housing properties having been developed by Copper Beech. As of March 31, 2013, the CB Portfolio comprised approximately 6,242 rentable units with approximately 16,647 rentable beds, including the units and beds expected to become available at the two development properties. The student housing properties have an average age of approximately seven years. As of March 31, 2013, the average occupancy for the student housing properties was approximately 98.5%. For the year ended December 31, 2012, the average monthly total revenue per occupied bed was approximately $470. The following table presents certain summary information about the properties in the CB Portfolio:

Property	Primary University	Units	Beds
Copper Beech I--State College	Penn State University	59	177
Copper Beech II--State College	Penn State University	87	257
Oakwood--State College	Penn State University	48	144
Oak Hill--State College	Penn State University	106	318
Northbrook Greens--State College	Penn State University	166	250
Parkway Plaza--State College	Penn State University	429	633
IUP Phase I--Indiana	Indiana University of Pennsylvania	95	239
IUP Phase II--Indiana	Indiana University of Pennsylvania	72	172
IUP Buy--Indiana	Indiana University of Pennsylvania	43	76
Radford, VA	Radford University	222	500
Klondike--Purdue	Purdue University	219	486
Baywater--Purdue	Purdue University	137	488
Bloomington, IN	Indiana University	107	297
CMU Phase I--Mount Pleasant, MI	Central Michigan University	204	632
CMU Phase II--Mount Pleasant, MI	Central Michigan University	119	256
Fresno, CA	California State University at Fresno	178	506
Bowling Green Phase I	Bowling Green University	128	400
Bowling Green Phase II	Bowling Green University	72	216
Allendale Phase I	Grand Valley State University	206	614
Allendale Phase II	Grand Valley State University	82	290
Columbia, MO	University of Missouri	214	654
Colonial Crest--Bloomington, IN	Indiana University	206	402
Kalamazoo Phase I	Western Michigan University	256	784
Kalamazoo Phase II	Western Michigan University	115	340
Columbia, SC Phase I	University of South Carolina	278	824
Columbia, SC Phase II	University of South Carolina	72	178
Morgantown, WV	West Virginia University	335	920
Harrisonburg, VA	James Madison University	414	1,218
Grand Duke	James Madison University	120	124
Greenville, NC	East Carolina University	439	1,232
Auburn, AL	Auburn University	271	754
San Marcos, TX Phase I	Texas State University	273	840
San Marcos, TX Phase II	Texas State University	142	410
Statesboro, GA Phase I	Georgia Southern University	246	754
Statesboro, GA Phase II	Georgia Southern University	82	262
Total - CB Portfolio		6,242	16,647

Pursuant to the Purchase Agreement, we also have the option, but not the obligation, to acquire additional interests in the CB Portfolio over a period of three years. Through May 2014 we have the option to acquire an additional 27.0% interest in the CB Portfolio, increasing our aggregate interest to 75.0%, which will entitle us to a payment of 90.0% of operating cash flows; through May 2015 we have the option to acquire an additional 13.9% interest in the CB Portfolio, increasing our aggregate interest to 88.9%, which will entitle us to a payment of 100% of operating cash flows and provide for the transfer to us of the “day-to-day” management of the CB Portfolio; and through May 2016 we have the option to acquire an additional 11.1% interest in the CB Portfolio, increasing our aggregate interest to 100%. The Purchase Agreement permits us to increase, at our option, the proportion of the CB Portfolio that we acquire in each of May 2014 and May 2015. If we exercise each of the purchase options, we expect that by the end of the second quarter of 2016 we will own a 100% interest in CB Portfolio. The aggregate purchase price upon exercise of the three purchase options, excluding assumed debt, is approximately $404.2 million.

If we elect to exercise any of the purchase options, we are not obligated to exercise any subsequent purchase options. In the event we do not elect to exercise a purchase option, we will lose the right to exercise future purchase options. If the May 2014 purchase option is not exercised, we will retain our 48.0% interest in the CB Portfolio and will be entitled to 48.0% of operating cash flows and 45.0% of the proceeds of any sale of any portion of the CB Portfolio, but will not be entitled to any preferred payments from and after the expiration of the May 2014 purchase option. If the May 2014 purchase option is exercised but the May 2015 purchase option is not exercised, we will retain our 75.0% interest in the CB Portfolio and will be entitled to 75.0% of operating cash flows and 70.0% of the proceeds of any sale of any portion of the CB Portfolio. If the May 2015 purchase option is exercised but the May 2016 purchase option is not exercised, we will retain our 88.9% interest in the CB Portfolio and will be entitled to 88.9% of both operating cash flows and the proceeds of any sale of any portion of the CB Portfolio.

Our $230.2 million investment in the CB Portfolio entitles us to a preferred payment of $13.0 million and 48% of remaining operating cash flows. In connection with the CB Portfolio Acquisition we loaned approximately $31.7 million to the CB Investors. The loan has an interest rate of 8.5% per annum and a term of three years, and is secured by the CB Investors’ interests in six unencumbered properties in the CB Portfolio. The principal amount of the loan is expected to be repaid by the CB Investors by reducing the price of future purchase options. If any of the purchase options are not exercised, the CB Investors may, at their option, repay the note through (1) cash payments either in accordance with the repayment schedule in the note or in the form of a one-time prepayment for the outstanding principal amount plus accrued and unpaid interest or (2) payments in kind consisting of a portion of their interests in the CB Portfolio. If the CB Investors elect to repay the note in kind, our interest in the CB Portfolio will be increased by an amount corresponding to the CB Investors’ percentage interest used to repay the note in kind.

In connection with the CB Portfolio Acquisition, we have agreed to work with the CB Investors to identify and agree upon student housing property development projects. For each of the first three years following the closing of our initial acquisition of a 48.0% interest, we have agreed to contribute up to $20.0 million annually to Copper Beech to fund the development of new student housing properties to the extent any such property developments are agreed upon by us and the CB Investors.

As discussed above, on March 18, 2013, we invested approximately $121.4 million, consisting of approximately $47.1 million for the acquisition of equity interests and approximately $74.3 million for the repayment of debt, in six properties in the CB Portfolio. We recognized approximately $0.3 million in equity in earnings of Copper Beech as well as approximately $0.1 million in interest income from the loan to the CB Investors for the quarter ended March 31, 2013. Additionally, we recognized approximately $0.3 million of transaction expenses related to the CB Portfolio Acquisition and incurred approximately $9.4 million of costs which were included in our investment in Copper Beech.

Our Business Segments

Management evaluates operating performance through the analysis of results of operations of two distinct business segments: (i) student housing operations and (ii) development, construction and management services. Management evaluates each segment’s performance by net operating income, which we define as operating income before depreciation and amortization. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies footnote (Note 2) to our condensed consolidated financial statements. Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was consolidated by our predecessor and four additional properties that are owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that are owned by a real estate venture in which we have a noncontrolling interest. Concurrent with our initial public offering and related formation transactions in October 2010, we purchased the noncontrolling interest in one of the properties owned by this real estate venture. In December 2011, we purchased the controlling interest in two properties that were opened in August 2010. In August 2011, we opened four wholly owned properties and an additional two properties that are owned in real estate ventures in which we have a noncontrolling interest. In July 2012, we purchased the controlling interest in two properties that were opened in August 2010 and August 2011. In August 2012 and September 2012, we opened three wholly-owned properties and an additional three properties that are owned in a real estate ventures in which we have a noncontrolling interest. Due to the continuous opening of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and "same-store" operations, which we believe provides a more meaningful indicator of comparative historical performance.

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

We specifically calculate NOI by adding back to (or subtracting from) net income (loss) attributable to common stockholders (computed in accordance with GAAP) the following expenses or charges: income tax expense, other expense, interest expense, transaction costs, equity in loss of unconsolidated entities, depreciation and amortization, ground lease expense, general and administrative expense, development, construction and management services expenses and other non-recurring costs or expenses. The following income or gains are then deducted from net income (loss) attributable to common stockholders, adjusted for add backs of expenses or charges: other income, equity in earnings of unconsolidated entities, change in fair value of interest rate derivatives, development, construction and management services revenues and non-recurring income or gains.

NOI excludes multiple components of net income (loss) attributable to common stockholders (computed in accordance with GAAP) and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially and adversely impact our results of operations. Therefore, the utility of NOI as a measure of our performance is limited. Additionally, other companies, including other equity REITs, may use different methodologies for calculating NOI and, accordingly, NOI as disclosed by such other companies may not be comparable to NOI published herein. We believe that in order to facilitate a clear understanding of our historical operating results, NOI should be examined in conjunction with net income (loss) as presented in the condensed consolidated financial statements accompanying this report. NOI should not be considered as an alternative to net income (loss) attributable to common stockholders as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distribution.

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

Our Relationship With HSRE

We are a party to active joint venture arrangements with Harrison Street Real Estate Capital ("HSRE"), a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of March 31, 2013, we have developed 11 properties and are in the process of developing six additional properties in partnership with HSRE, including one joint venture project where we are partners with both HSRE and Brandywine Realty Trust.

HSRE I. Our first joint venture with HSRE, HSRE-Campus Crest I, LLC ("HSRE I"), indirectly owned 100% of the interests in the following three properties at March 31, 2013: The Grove at Conway, The Grove at Lawrence and The Grove at San Angelo. On July 5, 2012, we completed the purchase of HSRE's 50.1% interest in The Grove at Moscow, which was included in HSRE I prior to that date. On December 29, 2011, we completed the purchase of HSRE's 50.1% interests in The Grove at Huntsville and The Grove at Statesboro, which were included in HSRE I prior to that date. At March 31, 2013 we owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%. Prior to the Offering and the Formation Transactions, on October 19, 2010, HSRE I indirectly owned a 100% interest in a seventh property, The Grove at San Marcos. Prior to March 26, 2010, we owned a 10% interest in HSRE I and HSRE owned the remaining 90%.

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

HSRE IV. In January 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest IV, LLC ("HSRE IV"), to develop and operate additional purpose-built student housing properties. HSRE IV completed two new student housing properties in August 2011 for the 2011-2012 academic year. The properties, located in Denton, Texas, and Valdosta, Georgia, contain an aggregate of approximately 1,168 beds and cost approximately $45.7 million. We own a 20% interest in this joint venture and affiliates of HSRE own the balance. On July 5, 2012, we completed the purchase of HSRE's 80% interest in The Grove at Valdosta, which was included in HSRE IV prior to that date.

HSRE V. In October 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest V, LLC ("HSRE V"), to develop and operate additional purpose-built student housing properties. HSRE V completed three new student housing properties in August 2012 for the 2012-2013 academic year. The properties, located in Fayetteville, Arkansas, Laramie, Wyoming, and Stillwater, Oklahoma, contain an aggregate of approximately 1,856 beds and cost approximately $72.1 million. We own a 10% interest in this joint venture and affiliates of HSRE own the balance.

HSRE VI. In March 2012, we entered into a joint venture with HSRE, HSRE-Campus Crest VI, LLC ("HSRE VI"), to develop and operate additional purpose-built student housing properties. HSRE VI is currently building three new student housing properties with completion targeted for the 2013-2014 academic year. The properties, located in Norman, Oklahoma, State College, Pennsylvania and Indiana, Pennsylvania, will contain an aggregate of approximately 1,784 beds and have an estimated cost of approximately $83.2 million. We own a 20% interest in this joint venture and affiliates of HSRE own the balance.

In general, we are responsible for the day-to-day management of HSRE IV’s, HSRE V’s and HSRE VI's business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE IV, HSRE V and HSRE VI, we receive fees for providing services to HSRE IV, HSRE V and HSRE VI pursuant to development and construction agreements and property management agreements. In general, we will earn development fees equal to approximately 4% of the total cost of each property developed by HSRE IV, HSRE V and HSRE VI (excluding the cost of land and financing costs), construction fees equal to approximately 5% of the construction costs of each property developed by HSRE IV, HSRE V and HSRE VI and management fees equal to approximately 3% of the gross revenues and 3% of the net operating income of operating properties held by HSRE IV, HSRE V and HSRE VI. In addition, we will receive reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IV, HSRE V or HSRE VI exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project.

HSRE IX. In January 2013, we entered into a joint venture with HSRE and Brandywine, HSRE-Campus Crest IX, LLC ("HSRE IX"), to develop and operate additional purpose-built student housing properties. HSRE IX is currently building one new student housing property, The Grove at Cira Centre South, with completion targeted for the 2014-2015 academic year. The property, located in the University City submarket of Philadelphia, Pennsylvania, will contain approximately 850 beds and has an estimated cost of approximately $158.5 million. We own a 30% interest in this joint venture, Brandywine owns 30% and affiliates of HSRE own the balance.

In general, we, along with Brandywine, are responsible for the day-to-day management of HSRE IX’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us, HSRE, and Brandywine. In addition to distributions to which we are entitled as an investor in HSRE IX, we, along with Brandywine, will receive fees for providing services to HSRE IX pursuant to a development agreement and property management agreement. In general, we, along with Brandywine, will earn development fees equal to approximately 4% of the total cost of each property developed by HSRE IX (excluding the cost of land and financing costs) and we will earn management fees equal to approximately 3% of the gross revenues and 2% of the net operating income of operating properties held by HSRE IX. In addition, we, along with Brandywine, will receive reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we, along with Brandywine, will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IX exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project.

HSRE X. In March 2013, we entered into a joint venture agreement with HSRE, HSRE-Campus Crest X, LLC ("HSRE X"), to develop and operate additional purpose-built student housing properties. HSRE X is developing two new student housing properties with completion targeted for the 2014-2015 academic year. The properties, located in Louisville, Kentucky and Greensboro, North Carolina will contain an aggregate of approximately 1,238 beds and have an estimated cost of approximately $65.6 million. We own a 30% interest in this joint venture and affiliates of HSRE own the balance.

We amended HSRE’s right of first opportunity, originally granted with respect to HSRE I, to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested an aggregate $50 million in HSRE IV, HSRE V, HSRE VI, HSRE IX and HSRE X or caused HSRE IV, HSRE V, HSRE VI, HSRE IX and HSRE X to decline three development opportunities in any calendar year. As of March 31, 2013, HSRE had funded approximately $50 million of the $50 million right of first opportunity. The terms of this joint venture do not prohibit us from developing a wholly owned student housing property for our own account.

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

Development, Construction and Management Services

The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. In particular, we entered into joint ventures HSRE VI, HSRE IX, and HSRE X (described above) that are currently building three student housing properties with completion targeted for the 2013-2014 academic year, one student housing property with completion targeted for the 2014-2015 academic year, and two student housing properties with completion targeted for the 2014-2015 academic year, respectively. We will receive fees for providing development and construction services to HSRE VI and HSRE X and receive management fees for managing properties owned by HSRE VI and HSRE X once they are placed in service. We will share in the receipt of fees for providing development services to HSRE IX and share in the receipt of management fees for managing the property owned by HSRE IX once it is placed in service. No assurance can be given that HSRE VI, HSRE IX, or HSRE X will be successful in developing student housing properties as currently contemplated or those currently under construction.

Changes in Financial Condition

In January 2013, we entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement") with Citibank, N.A. and certain other lenders (see Note 6 to the accompanying condensed consolidated financial statements). The Second Amended and Restated Credit Agreement provides for a senior unsecured revolving credit facility (the "Revolving Credit Facility") of up to $250.0 million, with sub-limits of $30.0 million for swing line loans and $15.0 million for letters of credit. The Second Amended and Restated Credit Agreement also provides for a term loan of $50.0 million (the "Term Loan," and together with the Revolving Credit Facility, the "Amended Credit Facility"). Unless otherwise terminated pursuant to the terms of the Second Amended and Restated Credit Agreement, the Amended Credit Facility will mature on January 8, 2017, subject to a one-year extension which we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee. For additional information regarding the Credit Facility, please refer to "—Liquidity and Capital Resources—Principal Capital Resources" below.

In March 2013, we completed an underwritten public offering of approximately 25.5 million shares of common stock, including approximately 3.3 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $299.7 million. The net proceeds were used: (1) to fund an investment in the CB Portfolio and related transactional costs, including investment banking advisory fees (see Note 4 to the accompanying condensed consolidated financial statements); and (2) for general corporate purposes, including the repayment of debt.

Results of Operations

Comparison of the Three months ended March 31, 2013 and 2012

The following table presents our results of operations for the three months ended March 31, 2013 and 2012, including the amount and percentage change in these results between the periods:

	Three Months Ended
	March 31,	March 31,
	2013	2012	Change ($)	Change (%)
Revenues:
Student housing rental	$22,982	17,858	5,124	28.7%
Student housing services	910	763	147	19.3%
Development, construction and management services	11,427	14,256	(2,829)	-19.8%

Total revenues	35,319	32,877	2,442	7.4%
Operating expenses:
Student housing operations	10,931	8,578	2,353	27.4%
Development, construction and management services	10,658	13,458	(2,800)	-20.8%
General and administrative	2,699	2,326	373	16.0%
Transaction costs	385	-	385	-
Ground leases	54	52	2	3.8%
Depreciation and amortization	6,439	5,856	583	10.0%

Total operating expenses	31,166	30,270	896	3.0%
Equity in earnings of unconsolidated entities	410	96	314	327.1%

Operating income	4,563	2,703	1,860	68.8%

Nonoperating income (expense):
Interest expense	(2,884)	(3,573)	689	-19.3%
Change in fair value of interest rate derivatives	(54)	(49)	(5)	10.2%
Other income, net	90	2	88	4400.0%

Total nonoperating expense, net	(2,848)	(3,620)	772	-21.3%

Net income before income tax benefit (expense)	1,715	(917)	2,632	-287.0%
Income tax benefit (expense)	452	(63)	515	-817.5%

Net income (loss)	2,167	(980)	3,147	-321.1%

Net income (loss) attributable to noncontrolling interests	11	(9)	20	-222.2%
Dividends on preferred stock	1,150	664	486	73.2%

Net income (loss) attributable to common stockholders	$1,006	(1,635)	2,641	-161.5%

Student Housing Operations

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $5.3 million and operating expenses in the student housing operations segment increased by approximately $2.4 million in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in revenues was primarily due to the opening of three new properties in August 2012 and the acquisitions of The Grove at Valdosta and The Grove at Moscow in July 2012 as well as increases in occupancy and monthly revenue per bed at our "same store" properties. The increase in operating expenses was primarily due to the aforementioned activity.

New Property Operations. In August 2012, we began operations at The Grove at Auburn, The Grove at Flagstaff and The Grove at Orono, which contributed approximately $1.8 million in NOI ($3.3 million of revenues and $1.5 million of operating expenses) for the three months ended March 31, 2013 compared to no contribution for the three months ended March 31, 2012. In July 2012, we acquired the remaining ownership interests in The Grove at Valdosta and The Grove at Moscow which contributed approximately $0.9 million of NOI ($1.5 million of revenues and $0.6 million of operating expenses) for the three months ended March 31, 2013, compared to no contribution for the three months ended March 31, 2012. Prior to the acquisition of these interests, we accounted for our ownership in these properties under the equity method.

"Same-Store" Property Operations. Our 27 "same-store" properties contributed approximately $10.2 million of NOI ($19.0 million of revenues and $8.8 million of operating expenses) for the three months ended March 31, 2013, as compared to approximately $10.0 million of NOI ($18.6 million of revenues and $8.6 million of operating expenses) for the three months ended March 31, 2012. The increase in revenue at our "same-store" properties was due to an increase in the average occupancy to approximately 91.8% for the three months ended March 31, 2013 from approximately 90.1% for the three months ended March 31, 2012 and an increase in average monthly revenue per occupied bed ("RevPOB") to $498 for the three months ended March 31, 2013 from $495 for the three months ended March 31, 2012. Same store property operating expense remained flat across both periods.

The following is a reconciliation of our net income attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Three Months Ended
	March 31,	March 31,
	2013	2012
Net income (loss) attributable to common stockholders	$1,006	$(1,635)
Net income (loss) attributable to noncontrolling interests	11	(9)
Preferred stock dividends	1,150	664
Income tax (benefit) expense	(452)	63
Other income	(90)	(2)
Change in fair value of interest rate derivatives	54	49
Interest expense	2,884	3,573
Equity in earnings of unconsolidated entities	(410)	(96)
Depreciation and amortization	6,439	5,856
Ground lease expense	54	52
General and administrative expense	2,699	2,326
Transaction costs	385	-
Development, construction and management services expenses	10,658	13,458
Development, construction and management services revenues	(11,427)	(14,256)
Total NOI	$12,961	$10,043
Same store properties NOI	$10,209	$10,043
New properties NOI	$2,752

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment decreased by approximately $2.8 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decrease in development, construction and management services revenue and operating expenses were primarily due to the timing of development projects under construction. During the three months ended March 31, 2013, three joint venture projects for which we had a 20% ownership interest were under construction. During the three months ended March 31, 2012, three joint venture projects for which we had a 10% ownership interest were under construction.

Our ability to generate revenue and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to existing or new joint ventures, as well as our proportionate ownership of any such joint ventures.

General and Administrative

General and administrative expenses increased from approximately $2.3 million for the three months ended March 31, 2012 to approximately $2.7 million for the three months ended March 31, 2013. The approximate $0.4 million increase was primarily due to an increase in the number of employees and travel expenses resulting from our growth.

Transaction Costs

We recognized $0.3 million in transaction costs for professional fees and travel related to the CB Portfolio Acquisition and $0.1 million in transaction costs for professional fees and travel related to the acquisition of a student housing property in Toledo, Ohio. See Note 4 to the accompanying condensed consolidated financial statements. We capitalized approximately $9.4 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $5.9 million for the three months ended March 31, 2012 to approximately $6.4 million for the three months ended March 31, 2013. This increase was primarily due to the increased number of aforementioned operating properties.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities, which represents our share of the net income from entities in which we have a noncontrolling interest, increased to approximately $0.4 million for the three months ended March 31, 2013 from approximately $0.1 million for the three months ended March 31, 2012. This increase was primarily due to the CB Portfolio Acquisition, for which we recognized $0.3 million in our proportionate share of earnings for the fourteen days of our ownership in March 2013. See Note 4 to the accompanying condensed consolidated financial statements.

Non-operating Income (Expenses)

Interest Expense. Interest expense decreased approximately $0.7 million to approximately $2.9 million for the three months ended March 31, 2013 as compared to approximately $3.6 million for the three months ended March 31, 2012. This decrease was primarily due to write-offs of deferred financing costs due to re-financing activities for the three months ended March 31, 2012. This amount was offset by higher interest expense for the three months ended March 31, 2013 from higher outstanding indebtedness compared to the prior year.

Other Income/(Expense). In connection with the CB Portfolio Acquisition, we recognized $0.1 million of income resulting from interest earned on our $31.7 million notes receivable from the CB Investors. See Note 4 in the accompanying condensed consolidated financial statements.

Income Tax Benefit (Expense)

Income tax expense for the three months ended March 31, 2013 was a $0.5 million benefit as compared to a $0.1 million expense for the three months ended March 31, 2012 due to losses in our TRS.

Dividends on Preferred Stock

Dividends on preferred stock increased to approximately $1.1 million for the three months ended March 31, 2013 as compared to $0.7 million for the three months ended March 31, 2012. The increase was due to our 8.0% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") being outstanding for the entire three months ended March 31, 2013 whereas, it was outstanding only for a portion of the three months ended March 31, 2012; our Series A Preferred Stock was issued in February 2012.

Cash Flows

Net cash provided by operating activities was approximately $3.5 million for the three months ended March 31, 2013 as compared to approximately $6.3 million for the three months ended March 31, 2012, a decrease of approximately $2.8 million. Net income (loss) adjusted for non-cash items provided approximately $9.6 million for the three months ended March 31, 2013 as compared to approximately $6.9 million for the three months ended March 31, 2012, an increase of approximately $2.7 million. This increase is due to the addition of the 2012 deliveries as well as higher property NOI and occupancy. Approximately $6.1 million was used for working capital purposes for the three months ended March 31, 2013 as compared to approximately $0.6 million used by working capital accounts for the three months ended March 31, 2012, an increase of approximately $5.5 million. The increase was primarily due to a decrease in construction related receivables, partially offset by an increase in outstanding accounts payable and accrued expenses.

Net cash used in investing activities totaled approximately $324.8 million for the three months ended March 31, 2013 as compared to net cash used of approximately $25.6 million for the three months ended March 31, 2012, an increase of approximately $299.2 million. This increase was primarily due to the CB Portfolio Acquisition, including the $31.7 million loan to the CB Investors. See Note 4 to the accompanying condensed consolidated financial statements.

Net cash provided by financing activities totaled approximately $327.1 million for the three months ended March 31, 2013 as compared to net cash provided of approximately $15.7 million for the three months ended March 31, 2012, an increase of approximately $311.4 million. For the three months ended March 31, 2013, we received net proceeds of approximately $299.7 million from our common stock offering, which was used to fund the CB Portfolio Acquisition, and refinanced our Amended Credit Facility. At March 31, 2013, we paid dividends on approximately 38.6 million shares of common stock as well as 2.3 million shares of our Series A Preferred Stock. For the three months ended March 31, 2012, we received net proceeds of $55.3 million from the Series A Preferred Stock offering, which was used to pay down two construction loans. At March 31, 2012, we paid dividends on approximately 30.7 million shares of common stock.

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

Principal Capital Resources

In January 2013, we entered into the Second Amended and Restated Credit Agreement with Citibank, N.A. and certain other lenders (see Note 6 in the accompanying notes to the condensed consolidated financial statements). The Second Amended and Restated Credit Agreement provides for the Revolving Credit Facility of up to $250.0 million, with sub-limits of $30.0 million for swing line loans and $15.0 million for letters of credit. The Second Amended and Restated Credit Agreement also provides for the Term Loan of $50.0 million.

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

Our ability to borrow under the Amended Credit Facility is subject to our ongoing compliance with a number of customary financial covenants, including:

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

Pursuant to the terms of the Amended Credit Facility, we may not pay distributions that exceed the greater of (i) 95.0% of our funds from operations, or (ii) the minimum amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we also may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). In April 2013, as a result of the CB Portfolio Acquisition, we received a waiver from our lender group allowing for distributions up to, and not to exceed, 110.0% of our funds from operations for the remainder of 2013.

In February 2013, we amended the Amended Credit Facility to provide for certain exclusions related to our investments in joint ventures as well as the treatment of certain other investments within the compliance calculation of our secured debt ratio and certain negative covenants.

We and certain of our subsidiaries guarantee the obligations under the Amended Credit Facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

As of March 31, 2013, we had approximately $62.5 million outstanding under the Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under the Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of March 31, 2013, we had approximately $98.5 million in borrowing capacity under the revolving credit facility, and amounts borrowed under the facility will be due at its maturity on January 8, 2017, subject to a one-year extension, which we may exercise at our option if certain terms and conditions are satisfied, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

As of March 31, 2013, after receiving the above mentioned waiver, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

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

We are building six new student housing properties, three of which are wholly owned by us and three of which are owned by HSRE VI. We are currently targeting completion of these six development properties for the 2013-2014 academic year. For each of these projects, we commenced construction subsequent to conducting significant pre-development activities. We estimate that the cost to complete all three wholly owned properties will be approximately $63.6 million and the total project costs to be approximately $88.6 million. Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint ventures with HSRE. We estimate that the cost to complete the three joint venture properties will be approximately $54.3 million and our net pro rata share of equity will be approximately $10.9 million. We estimate total costs for three joint venture projects to be approximately $83.2 million. No assurance can be given that we will complete construction of these six properties in accordance with our current expectations (including the estimated cost thereof). During 2012, we closed on the financing we currently believe are necessary for our six 2013-2014 development projects. We intend to finance our share of the remaining construction costs through the Revolving Credit Facility.

We are also building one new student housing property which is owned by HSRE IX, a joint venture that we established with HSRE and Brandywine, in which we own a 30% interest. We are currently targeting completion of this property for the 2014-2015 academic year. We estimate that the cost to complete this joint venture property will be approximately $158.5 million and our net pro rata share of equity will be approximately $47.6 million. No assurance can be given that we will complete construction of this property in accordance with our current expectations (including the estimated cost thereof). During January 2013, we closed on our financing we currently believe are necessary for this development project. We intend to finance our share of the construction costs through the Revolving Credit Facility.

We are also beginning construction on two new student housing properties which are owned by HSRE X, a joint venture that we established with HSRE in which we own a 30% interest. We are currently targeting completion of these properties for the 2014-2015 academic year. We estimate that the cost to complete these joint venture properties will be approximately $65.6 million and our net pro rata share of equity will be approximately $19.7 million. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). We are currently sourcing the financing we believe are necessary for these development projects. We intend to finance our share of the construction costs through the Revolving Credit Facility.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for long-term development activities, non-recurring capital expenditures, potential acquisitions of properties and payments of debt at maturity. Long-term liquidity needs may also include the payment of unexpected contingencies, such as remediation of unknown environmental conditions at our properties or at additional properties that we develop or acquire, or renovations necessary to comply with the Americans with Disabilities Act or other regulatory requirements. We do not expect that we will have sufficient funds on hand to cover all of our long-term liquidity needs. We will therefore seek to satisfy these needs through cash flow from operations, additional long-term secured and unsecured debt, including borrowings under our Revolving Credit Facility, the issuance of debt securities, the issuance of equity securities and equity-related securities (including OP units), property dispositions and joint venture transactions. We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but we cannot make any assurance that this will be the case, especially in difficult market conditions.

Commitments

The following table summarizes our contractual commitments as of March 31, 2013 (including future interest payments) (in thousands):

Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter

Long-Term Debt Obligations	$328,713	$1,454	$52,187	$174,680	$100,392
Interest Payments on Outstanding Debt Obligations	58,415	9,194	22,262	14,835	12,124
Operating Lease Obligations	35,417	789	2,547	2,624	29,457
Purchase Obligations(1)	70,998	70,998	-	-	-
CB Portfolio Acquisition(2)	108,755	108,755	-	-	-

Total(3)	$602,298	$191,190	$76,996	$192,139	$141,973

(1)	Obligations relate to subcontracts executed by our construction subsidiary to complete projects under construction at March 31, 2013.
(2)	We expect this obligation to be funded by cash in escrow account which is in restricted cash on our condensed consolidated balance sheet at March 31, 2013.
(3)	Excludes joint venture debt of approximately (a) $23.7 million and $9.8 million that matures in November 2013 and January 2014, respectively, of which we are a 49.9% owner, (b) approximately $17.0 million and $0.7 million that matures in December 2013 and May 2015, respectively, of which we are a 20.0% owner, and (c) approximately $45.7 million that matures between December 2014 and January 2015, of which we are a 10.0% owner. We are the guarantor of these loans.

Off-Balance Sheet Arrangements

HSRE Joint Venture

We have investments in real estate ventures with HSRE, which are not consolidated by us. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States. Along with the joint venture partners, we hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operations. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

We are the guarantor of the construction and mortgage debt of our ventures with HSRE. Detail of our unconsolidated investments at March 31, 2013 is presented in the following table (in thousands):

						Debt
			Number of Properties				Average
	Our	Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership	Founded	Operations	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	49.9%	2009	3	-	$10,823	$33,532	2.70	%(1)	11/09/2013 – 1/09/2014
HSRE-Campus Crest IV, LLC	20.0%	2011	1	-	2,285	16,979	5.75	%(2)	12/1/2013
HSRE-Campus Crest V, LLC	10.0%	2011	3	-	3,296	45,670	2.96	%(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%	2012	-	3	6,872	693	2.85	%(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%	2013	-	1	5,443	-	n/a		n/a
HSRE-Campus Crest X, LLC	30.0%	2013	-	2	6,378	-	n/a		n/a
Total Unconsolidated Grove Entities			7	6	$35,097	$96,874	3.36%

CB Portfolio	25.3%	2013	33	2	130,591	515,200	5.65%		6/01/2013 - 10/01/2020
Total Unconsolidated Entities			40	8	$165,688	$612,074	5.27%

(1)	Variable interest rates.
(2)	Comprised of one fixed rate loan.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the condensed consolidated financial statements accompanying this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with US GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with US GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO to our net income (loss) for the periods presented (in thousands):

	Three Months Ended
	March 31,	March 31,
	2013	2012
Funds from operations (“FFO”)
Net income (loss) attributable to common stockholders	$1,006	$(1,635)
Net income (loss) attributable to noncontrolling interests	11	(9)
Real estate related depreciation and amortization	6,296	5,789
Real estate related depreciation and amortization
unconsolidated joint ventures	807	493
FFO	$8,120	$4,638

In addition to FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the write-off of unamortized deferred financing fees, transaction costs and fair value debt adjustments on equity method investments. Excluding the write-off of unamortized deferred financing fees, transaction costs and fair value debt adjustments on equity method investments adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt service obligations or other commitments and contingencies. This measure is referred to herein as FFOA.

	Three Months Ended
	March 31,	March 31,
	2013	2012

FFO	$8,120	$4,638
Elimination of write-off of unamortized deferred financing fees	-	960
Elimination of transaction costs	385	-
Elimination of fair value of debt adjustment at our investment in Copper Beech	(112)
Funds from operations adjusted (“FFOA”)	$8,393	$5,598

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2013, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread for borrowing under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based on borrowing and from 0.75% to 1.50% for Base Rate borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowing and from 0.70% to 1.45% for Base Rate based borrowings. At March 31, 2013, the interest rate on our Revolving Credit Facility and Term Loan was 1.96% and 1.91%, respectively.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of March 31, 2013, approximately $159.2 million of our aggregate indebtedness (48.4% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $1.6 million, assuming that the amount outstanding under our variable rate debt remains at $159.2 million, the balance as of March 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective, as of March 31, 2013, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes to our internal control over financial reporting during the first quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the matter described below, we are involved in various routine legal proceedings arising in the ordinary course of business. Although the outcomes of such routine legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of such routine matters will not have a material adverse effect on our financial position or results of operations.

On July 3, 2012, we and certain of our subsidiaries were named as defendants in a lawsuit filed with the 250th Judicial District Court of Travis County in Austin, Texas. The lawsuit arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured. The plaintiffs allege, among other things, negligence on the part of the defendants in the design, construction, planning, operation and management of The Grove at Denton and seek actual and exemplary damages. The plaintiffs’ initial complaint did not specify the amount of damages; however, on April 2, 2013, we received a demand from the plaintiffs for damages in the amount of $30 million. Mediation of this matter is tentatively scheduled for early June 2013, with the trial scheduled for September 23, 2013. Due to the pendency of our defense, it is not possible to determine or predict the outcome of the lawsuit. We intend to defend the lawsuit vigorously and, while no assurances can be given, after taking into account our existing insurance coverage, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations. No amounts have been accrued at March 31, 2013.

Item 1A. Risk Factors

For a discussion of our additional potential risks and uncertainties, see the section entitled "Risk Factors" beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2012.

If we are unable to successfully integrate the operations of the CB Portfolio, we could be materially and adversely affected.

The CB Portfolio Acquisition represents the largest acquisition of a property portfolio that we have ever contracted to acquire. The transaction will involve the integration of a portfolio of properties that has previously operated independently. Successful integration of these operations will depend primarily on our ability to consolidate standards, controls, procedures and policies. This transaction will also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations the CB Portfolio. We may not be able to integrate these operations without encountering difficulties, including, but not limited to, the disruption of our ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. If we have difficulties with any of these integrations, we might not achieve the economic benefits we expect to result from the transaction, and this may hurt our business and financial results. In addition, we may experience greater-than-expected costs or difficulties relating to the integration of the operations of the CB Portfolio. Additional risks include, but are not limited to, the following:

•	inability to effectively monitor and manage our expanded portfolio of properties, retain key employees or attract highly qualified new employees;

•	inability to compete in new markets;

•	increased costs or increases in taxable income due to restructuring or other steps required in connection with the integration of the CB Portfolio as a result of our compliance with the tax requirements applicable to REITs under the Code;

•	projections of estimated future revenues, cost savings or operating metrics that we developed during the due diligence and integration planning process may not be achieved;

•	the value of the acquired properties or the market price of our common stock may decline;

•	adverse impact on the effectiveness of our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;

•	unanticipated issues, expenses and liabilities;

•	diversion of our management’s attention away from other business concerns;

•	exposure to any undisclosed or unknown potential liabilities relating to the CB Portfolio; and

•	potential underinsured losses on the CB Portfolio.

We cannot assure you that we would be able to integrate the CB Portfolio without encountering difficulties or that any such difficulties will not have a material adverse effect on us. Additionally, we cannot assure you that the CB Portfolio Acquisition will be accretive to us in the near term or at all. Failure to realize the intended benefits of the CB Portfolio Acquisition could have a material adverse effect on our results of operations, financial condition, the market price of our common shares and our distributions to our shareholders. Furthermore, if we fail to realize the intended benefits of the CB Portfolio Acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.

We may not complete the CB Portfolio Acquisition on the currently contemplated terms within the time frame we anticipate or at all, which could have a negative effect on us.

Although we entered into the Purchase Agreement to acquire 48% of the CB Portfolio, the transaction is subject to a number of closing conditions, including (i) obtaining certain lender consents (which may not be received or may take longer than expected), and (ii) the accuracy of the other parties’ representations and warranties and compliance with covenants, subject in each case to materiality standards. If the CB Portfolio Acquisition is not consummated on the currently contemplated terms within the expected time frame, or at all, it could have a negative effect on our ability to execute our growth strategy or on our financial performance.

If the CB Portfolio Acquisition is not completed for any reason, we will have incurred substantial transactional costs that are payable whether or not the transaction is completed, which would have an adverse impact on our operating results.

Additionally, if the CB Portfolio Acquisition is not completed, we may be subject to additional risks, including, but not limited to, the following:

•	the fact that activities relating to the CB Portfolio Acquisition and related uncertainties may lead to a loss of revenue that we may not be able to regain; and

•	the focus of our management being directed toward the CB Portfolio Acquisition and integration planning instead of on our core business and other opportunities that could have been beneficial to us.

The occurrence of one or more of these risks may materially adversely affect our business, financial condition, operating results and cash flows, including our ability to service debt and to make distributions to our stockholders.

We may not exercise our options to acquire additional interests in the CB Portfolio, which could have a material adverse effect on the price of our common stock, our business or our results of operations.

Upon acquiring all requisite lender consents and the closing of the final stage of the CB Portfolio Acquisition, we expect to own a 48% interest in the CB Portfolio. Because we will hold a minority interest in the CB Portfolio, we will not have control of the CB Portfolio or its operations. Our holding a minority share in the CB Portfolio involves risks not present with respect to our wholly owned properties, including the following:

•	We generally will be unable to take actions that are opposed by the CB Investors under arrangements that give the CB Investors sole control or that require us to share decision-making authority over major decisions affecting the ownership or operation of the CB Portfolio;

•	The CB Investors may take actions that we oppose or that result in liability to us;

•	Our ability to sell or transfer our interest in the CB Portfolio to a third party may be restricted without prior consent of the CB Investors;

•	The CB Investors might become bankrupt or fail to fund their share of required capital contributions, which may delay construction, development or operation of a property;

•	The CB Investors may have business interests or goals with respect to a property that conflict with our business interests and goals, which could increase the likelihood of disputes or impasses regarding the ownership, management or disposition of the property;

•	The limited liability company operating agreements governing the properties in the CB Portfolio include certain provisions intended to protect our status as a REIT (including provisions which require our prior written consent before certain specific actions can be taken). However, we cannot provide any assurances that the CB Investors will not take actions that could jeopardize our status as a REIT or require us to pay tax;

•	We may disagree with the CB Investors about decisions affecting a property or the CB Portfolio, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and

•	We may suffer losses as a result of actions taken by the CB Investors with respect to the CB Portfolio.

The occurrence of one or more of these risks could have a material adverse effect on the price of our common stock, our business or our results of operations.

If we do not exercise our options to acquire additional interests in the CB Portfolio, our economic interest in the CB Portfolio will be reduced.

Through each of May 2014, May 2015, and May 2016, we may elect to acquire additional interests in the CB Portfolio at purchase prices and on terms set forth in the Purchase Agreement (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – CB Portfolio Acquisition). If we do not elect to exercise a purchase option, we will lose the right to exercise future purchase options and, with respect to the May 2014 and May 2015 purchase options, our interest in the proceeds from any sale of any properties in the CB Portfolio will be reduced. If the May 2014 purchase option is not exercised, we will retain our 48% interest in the CB Portfolio and its operating cash flows but will be entitled to only 45% of the proceeds of any sale of any portion of the CB Portfolio and will not be entitled to any preferred payments from and after the expiration of the May 2014 purchase option. If the May 2014 purchase option is exercised but the May 2015 purchase option is not exercised, we will retain our 75% interest in the CB Portfolio and its operating cash flows but will be entitled to only 70% of the proceeds of any sale of any portion of the CB Portfolio. If the value of our interest in the CB Portfolio declines, it could have a material adverse effect on our balance sheet or on our financial performance or results of operations. Furthermore, as and to the extent that our interest in the CB Portfolio increases, it will comprise a larger percentage of our portfolio of properties, which will increase the risk that a decline in the value of the CB Portfolio could have a material adverse effect on our balance sheet or on our financial performance or results of operations.

Our lack of a formal enterprise risk management framework could adversely affect our profitability, business, financial condition or results of operations.

In the course of our senior management’s efforts to identify, assess and manage our risks, they currently do not have the benefit of a formal enterprise risk management program to facilitate their efforts. While many of the risks that we monitor and manage are described in the “Risk Factors” section beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2012 and in this section of this report, our business operations could also be affected by additional factors that are not presently described or known to us or that we currently consider immaterial to our operations. Without a formal enterprise risk management framework, we may not be able to effectively manage and mitigate the risks to which we are subject or effectively minimize any losses stemming from such risks. Even with a formal enterprise risk management framework, our efforts to identify, monitor and manage risks may not be fully effective. Failure to identify, prioritize and appropriately manage or mitigate these risks could adversely affect our profitability or our ability to retain or grow business and could adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
2.1	Purchase and Sale Agreement, dated as of February 26, 2013, by and among CA-Campus Crest, LLC, CA-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2013).
2.2	Purchase and Sale Agreement, dated as of March 15, 2013, by and among Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC, Campus Crest Communities, Inc. and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 21, 2013).
3.1*	Articles of Amendment to Articles of Amendment and Restatement of the Company, effective April 25, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013).
10.1	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 22, 2013, among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2013).
10.2	Waiver of Required Lenders and Administrative Agent, dated as of April 8, 2013, by Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

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

Dated: April 30, 2013

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
2.1	Purchase and Sale Agreement, dated as of February 26, 2013, by and among CA-Campus Crest, LLC, CA-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2013).
2.2	Purchase and Sale Agreement, dated as of March 15, 2013, by and among Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC, Campus Crest Communities, Inc. and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 21, 2013).
3.1*	Articles of Amendment to Articles of Amendment and Restatement of the Company, effective April 25, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013).
10.1	First Amendment to Second Amended and Restated Credit Agreement dated as of February 22, 2013 among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2013).
10.2*	Waiver of Required Lenders and Administrative Agent, dated as of April 8, 2013, by Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_____________________________

* Filed herewith.

