Form 10-Q
period 2013-06-30
Campus Crest Communities, Inc.
filed 2013-07-31
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2013
Common Stock, $0.01 par value per share	64,513,986 shares

CAMPUS CREST COMMUNITIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Investment in real estate, net:
Student housing properties	$685,807	$669,387
Accumulated depreciation	(110,258)	(97,820)
Development in process	112,272	50,781
Investment in real estate, net	687,821	622,348
Investment in unconsolidated entities	191,435	22,555
Cash and cash equivalents	8,415	5,970
Restricted cash	128,519	3,902
Student receivables, net of allowance for doubtful accounts
of $934 and $121, respectively	2,244	2,193
Notes receivable	36,245	-
Cost and earnings in excess of construction billings	28,332	23,077
Other assets, net	30,877	16,275
Total assets	$1,113,888	$696,320

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans	$225,108	$218,337
Line of credit and other debt	189,370	75,375
Accounts payable and accrued expenses	59,067	45,634
Construction billings in excess of cost and earnings	1,210	49
Other liabilities	10,633	12,023
Total liabilities	485,388	351,418
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 50,000,000 and 10,000,000 shares authorized:
8.00% Series A Cumulative Redeemable Preferred Stock
(liquidation preference $25.00 per share), 2,300,000 shares
issued and outstanding at June 30, 2013 and December 31, 2012, respectively	23	23
Common stock, $0.01 par value, 500,000,000 and 90,000,000 shares authorized,
64,542,752 and 38,558,048 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively	645	386
Additional common and preferred paid-in capital	677,761	377,180
Accumulated deficit and distributions	(54,547)	(37,047)
Accumulated other comprehensive loss	-	(58)
Total Campus Crest Communities, Inc. stockholders' equity	623,882	340,484
Noncontrolling interests	4,618	4,418
Total equity	628,500	344,902
Total liabilities and equity	$1,113,888	$696,320

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues:
Student housing rental	$23,482	$17,854	$46,464	$35,712
Student housing services	1,052	732	1,962	1,495
Development, construction and management services	14,368	16,803	25,795	31,059
Total revenues	38,902	35,389	74,221	68,266
Operating expenses:
Student housing operations	11,126	8,930	22,057	17,508
Development, construction and management services	13,657	15,427	24,315	28,885
General and administrative	2,953	2,219	5,652	4,545
Transaction costs	203	-	588	-
Ground leases	54	56	108	108
Depreciation and amortization	6,659	5,874	13,098	11,730
Total operating expenses	34,652	32,506	65,818	62,776
Equity in earnings of unconsolidated entities	1,896	102	2,306	198
Operating income	6,146	2,985	10,709	5,688

Nonoperating income (expense):
Interest expense, net	(2,789)	(2,201)	(5,673)	(5,774)
Change in fair value of interest rate derivatives	(19)	(55)	(73)	(104)
Other income (expense)	708	(76)	798	(74)
Total nonoperating expense, net	(2,100)	(2,332)	(4,948)	(5,952)
Net income (loss) before income tax benefit (expense)	4,046	653	5,761	(264)
Income tax benefit (expense)	(106)	(193)	346	(256)
Net income (loss)	3,940	460	6,107	(520)
Net income (loss) attributable to noncontrolling interests	19	(14)	30	(23)
Dividends on preferred stock	1,150	1,150	2,300	1,814
Net income (loss) attributable to common stockholders	$2,771	$(676)	$3,777	$(2,311)

Net income (loss) per share attributable to common stockholders - basic and diluted:	$0.04	$(0.02)	$0.07	$(0.07)

Weighted-average common shares outstanding:
Basic	64,512	31,084	55,382	31,004
Diluted	64,948	31,084	55,818	31,004

Distributions per common share	$0.165	$0.16	$0.33	$0.32

Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$3,940	$460	$6,107	$(520)
Change in fair value of interest rate derivatives	-	100	59	121
Comprehensive income (loss)	3,940	560	6,166	(399)
Comprehensive (income) loss attributable to noncontrolling interests	19	(13)	31	(22)
Dividends on preferred stock	1,150	1,150	2,300	1,814
Comprehensive income (loss) attributable to common stockholders	$2,771	$(577)	$3,835	$(2,191)

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Campus Crest Communities, Inc. Stockholders Equity
	Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Common and Preferred Paid-in Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2012	$23	$386	$377,180	$(37,047)	$(58)	$340,484	$4,418	$344,902
Net proceeds of sale of common stock	-	255	299,446	-	-	299,701	-	299,701
Issuance of restricted stock	-	4	(4)	-	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	1,139	-	-	1,139	313	1,452
Dividends on preferred stock	-	-	-	(2,300)	-	(2,300)	-	(2,300)
Dividends on common stock	-	-	-	(21,277)	-	(21,277)	-	(21,277)
Dividends to noncontrolling interests	-	-	-	-	-	-	(144)	(144)
Change in fair value of interest rate derivatives	-	-	-	-	58	58	1	59
Net income	-	-	-	6,077	-	6,077	30	6,107
Balance at June 30, 2013	$23	$645	$677,761	$(54,547)	$-	$623,882	$4,618	$628,500

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

Operating activities:
Net income (loss)	$6,107	$(520)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,098	11,730
Amortization of deferred financing costs	716	1,869
Provision for bad debts	813	934
Equity in (earnings) loss of unconsolidated entities	(2,306)	114
Distributions of earnings from unconsolidated entities	104	237
Share-based compensation expense	1,452	430
Changes in operating assets and liabilities:
Restricted cash	(182)	(1,149)
Student receivables	(867)	(673)
Construction billings	(4,094)	(5,612)
Accounts payable and accrued expenses and other liabilities	6,159	4,722
Other	(4,083)	(493)
Net cash provided by operating activities	16,917	11,589
Investing activities:
Investments in development in process	(60,297)	(53,771)
Investments in student housing properties	(3,440)	(3,110)
Acquisitions of student housing properties, net of cash acquired	(13,801)	-
Investments in unconsolidated entities	(170,600)	(1,971)
Capital distributions from unconsolidated entities	3,922	2,604
Issuance of notes receivable	(36,245)	-
Other capital expenditures	(9,931)	(450)
Change in restricted cash	(124,435)	-
Net cash used in investing activities	(414,827)	(56,698)
Financing activities:
Proceeds from mortgage and construction loans	19,984	61,153
Repayments of mortgage and construction loans	(13,213)	(49,191)
Proceeds from line of credit and other debt	131,876	31,000
Repayments of line of credit and other debt	(17,881)	(30,077)
Debt issuance costs	(873)	(529)
Dividends paid to common stockholders	(16,795)	(9,885)
Dividends paid to preferred stockholders	(2,300)	(856)
Dividends to noncontrolling interests	(144)	(141)
Proceeds from sale of preferred stock	-	57,500
Proceeds from sale of common stock	312,736	-
Payment of offering costs	(13,035)	(2,399)
Net cash provided by financing activities	400,355	56,575
Net change in cash and cash equivalents	2,445	11,466
Cash and cash equivalents at beginning of period	5,970	10,735
Cash and cash equivalents at end of period	$8,415	$22,201

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$4,051	$3,931
Cash paid for income taxes	145	558

Non-cash investing and financing activity:
Common and preferred stock dividends declared but not paid	$11,680	$6,002
Change in payables related to dividends to common and preferred stockholders
and noncontrolling interest	4,482	1,018
Change in payables related to capital expenditures	1,194	2,190
Change in payables related to investment in unconsolidated entities	-	2,893

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

As of June 30, 2013, we owned interests in 39 operating student housing Grove properties containing approximately 7,670 apartment units and 20,884 beds. Thirty-two of our Grove properties are wholly-owned and seven of our Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE") or HSRE and Brandywine Realty Trust ("Brandywine"). As of June 30, 2013, we also owned interests in 33 operating student housing Copper Beech (see Note 4) properties, containing approximately 6,041 units and 16,127 beds and one wholly owned redevelopment property containing approximately 382 units and 629 beds. Our portfolio consists of the following:

	Properties in			Properties Under
	Operation	Redevelopment		Construction (1)
Wholly owned Grove properties	32	1	(2)	4
Joint Venture Grove properties	7	-		6
Total Grove Properties	39	1		10
CB Portfolio	33	-		2
Total Portfolio	72	1		12

(1)	For delivery in the 2013-2014 academic year, consolidated entities under construction include The Grove at Fort Collins, Colorado, The Grove at Muncie, Indiana, The Grove at Pullman, Washington (see Note 14) and The Grove at Flagstaff - Phase II, Arizona, and unconsolidated entities under construction include The Grove at Norman, Oklahoma, The Grove at State College, Pennsylvania, The Grove at Indiana, Pennsylvania, Copper Beech at Mount Pleasant - Phase II and Copper Beech at Statesboro - Phase II. For delivery in the 2014-2015 academic year, we had three unconsolidated entities under construction The Grove at Cira Centre South, Pennsylvania, The Grove at Louisville, Kentucky, and The Grove at Greensboro, North Carolina.
(2)	Consists of Campus Crest at Toledo, which was acquired in March 2013. See Note 4.

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

Property and Equipment and Depreciation

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

Land improvements	15 years
Buildings and leasehold improvements	10-40 years
Furniture, fixtures and equipment	2-15 years

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of our student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.9 million and $1.5 million was capitalized during the three and six months ended June 30, 2013, respectively, and approximately $0.8 million and $1.4 million was capitalized during the three and six months ended June 30, 2012, respectively.

We capitalize costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts we capitalize all direct costs and indirect costs that have been incurred as a result of the development. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. We capitalize interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are capitalized. Indirect costs not clearly related to acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred. Capitalized indirect costs associated with our development activities were $2.3 million and $4.4 million for the three and six months ended June 30, 2013, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2012, respectively. All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or if we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and expenses any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2013 and December 31, 2012, we have deferred approximately $10.0 million and $8.1 million, respectively, in pre-development costs related to development projects for which construction has not commenced. In addition to the deferred pre-development costs, as of June 30, 2013 and December 31, 2012, there are costs associated with six land parcels that could be used for the development of six properties (within either our wholly-owned portfolio or as contributions into joint venture projects) with an aggregate bed count ranging from approximately 2,500 to 3,100. These costs are included in development in process on the accompanying condensed consolidated balance sheets.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property Acquisitions

We allocate the purchase price of acquired properties to net tangible and identified intangible assets and liabilities based on relative fair values of these assets and liabilities. Fair value estimates are based on information obtained from independent appraisals, market data, information obtained during due diligence and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals. Acquisition-related costs such as due diligence, legal, accounting and advisory fees are either expensed as incurred for acquisitions that are consolidated or capitalized for acquisitions accounted for under the equity method of accounting.

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

Under the equity method, investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment below its carrying value, and we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

Segments

We have identified two reportable business segments: (i) student housing operations and (ii) development, construction and management services. We evaluate the performance of our operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions. Operating segments that do not individually meet aggregation criteria may be combined with other operating segments that do not individually meet the aggregation criteria to form a separate reportable segment. Unallocated corporate amounts include general expenses associated with managing our two reportable operating segments.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Allowance for Doubtful Accounts

Allowances for student receivables are maintained to reduce our receivables to the amount that management estimates to be collectible, which approximates fair value. The allowance is estimated based on past due balances not received on contractual terms, as well as historical collections experience and current economic and business conditions. When management has determined that receivables are uncollectible, they are written off against the allowance for doubtful accounts. Recoveries of accounts previously written off are recorded when received.

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, notes receivable, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans and the line of credit and other debt. The carrying value of cash, cash equivalents, restricted cash, student receivables, and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The carrying value of our notes receivable are representative of their fair value due to the recent date of origination. The estimated fair value of the line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of mortgages and construction loans and other debt are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction loans or comparable instruments. The fair values of mortgage and construction loans are disclosed in Note 6.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Cash

We hold approximately $86.7 million in escrow in accordance with an agreement made by us and certain sellers of the CB Portfolio (defined in Note 4). These funds are to be used to consummate our remaining ownership interests in our acquisition of 48.0% of the CB Portfolio. See Note 4.

We hold approximately $37.9 million in accordance with an agreement made by us and Beaumont (defined in Note 14). These funds are to be used to consummate our remaining ownership interests in our acquisition of 20.0% of the The Grove at Montreal. See Note 14.

Restricted cash also includes $3.9 million of escrow accounts held by lenders, for the purpose of paying taxes, insurance and funding capital improvements. These funds are held in an interest bearing account covered under FDIC insurance.

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

3. Student Housing Properties

The following is a summary of our student housing properties, net for the periods presented (in thousands):

	June 30,	December 31,
	2013	2012

Land	$56,756	$53,984
Buildings and improvements	564,298	552,984
Furniture, fixtures and equipment	64,753	62,419
	685,807	669,387

Less: accumulated depreciation	(110,258)	(97,820)
	$575,549	$571,567

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

We intend to consummate the acquisition of our initial 48.0% interest in the CB Portfolio in steps. On March 18, 2013, we acquired a 48.0% interest in six properties that did not require lender consent prior to sale and on April 15, 2013 and May 1, 2013, we acquired a 48.0% interest in each of two additional properties. On July 1, 2013, subsequent the quarter end, we acquired an interest in each of two additional properties. We are closing on our 48.0% interest in each remaining property at such time as we obtain the requisite lender consent relating thereto. We expect to obtain all such consents and close on our 48.0% interest in all properties comprising the CB Portfolio by the end of the third quarter of 2013.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The CB Portfolio consists of 35 student housing properties, including two Phase II development properties scheduled to open in fall 2013, plus one undeveloped land parcel in Charlotte, North Carolina, and Copper Beech’s corporate office building in State College, Pennsylvania. The CB Portfolio consists primarily of townhouse units located in eighteen geographic markets in the United States across thirteen states, with 30 of the 35 student housing properties having been developed by Copper Beech. As of June 30, 2013, the CB Portfolio comprised approximately 6,242 rentable units with approximately 16,645 rentable beds, including the units and beds expected to become available at the two development properties. The student housing properties have an average age of approximately 7.5 years. As of June 30, 2013, the average occupancy for the student housing properties was approximately 96.4%. For the year ended December 31, 2012, the average monthly total revenue per occupied bed was approximately $470.

Our $230.2 million investment in the CB Portfolio entitles us to a preferred payment of $13.0 million for the first year of our investment and 48% of remaining operating cash flows. In connection with the CB Portfolio Acquisition, we have loaned approximately $31.7 million to the CB Investors. The loan has an interest rate of 8.5% per annum and a term of three years, and is secured by the CB Investors’ interests in six unencumbered properties in the CB Portfolio. The principal amount of the loan is expected to be repaid by the CB Investors by reducing the price of future purchase options. If any of the purchase options are not exercised by the Company, the CB Investors may, at their option, repay the note through (1) cash payments either in accordance with the repayment schedule in the note or in the form of a one-time prepayment for the outstanding principal amount plus accrued and unpaid interest or (2) payments in kind consisting of a portion of their interests in the CB Portfolio. If the CB Investors elect to repay the note in kind, our interest in the CB Portfolio will be increased by an amount corresponding to the CB Investors’ percentage interest used to repay the note in kind.

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

As discussed above, on March 18, 2013, we invested approximately $121.4 million, consisting of approximately $47.1 million for the acquisition of equity interests and approximately $74.3 million for the repayment of debt, in six properties in the CB Portfolio. We recognized approximately $1.8 million and $2.1 million in equity in earnings of Copper Beech as well as approximately $0.7 million and $0.8 million in interest income from the loan to the CB Investors for the three and six months ended June 30, 2013, respectively. Additionally, we recognized approximately $0.5 million of transaction expenses related to the CB Portfolio Acquisition and incurred $9.6 million of costs which were included in our investment basis in Copper Beech.

The following summary of selected unaudited pro forma results of operations presents information as if both our 48.0% ownership interest and issuance of 25.5 million shares of common stock required to execute the acquisition had occurred at the beginning of each period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues	$38,902	$35,389	$74,221	$68,266

Net income (loss)	3,174	1,300	6,167	1,117
Net income (loss) attributable to common stockholders	2,005	164	3,837	(674)

Net income (loss) per share attributable to common stockholders - basic and diluted:	$0.03	$0.00	$0.06	$(0.01)

Weighted-average common shares outstanding:
Basic	64,512	56,614	64,409	56,534
Diluted	64,948	57,050	64,845	56,534

Operating Property Acquisition

In March 2013, we acquired the ownership interests in Campus Crest at Toledo, Ohio, a 382 unit and 629 bed property on the campus of the University of Toledo for approximately $13.8 million. The following table is a preliminary allocation of the purchase price and is subject to the completion of our allocation analysis and appraisals (in thousands):

Land	$2,772
Buildings and improvements	10,232
Furniture and fixtures	561
Other	236
$13,801

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We are the guarantor of the construction and mortgage debt of our ventures with HSRE. Details of our unconsolidated investments at June 30, 2013 are presented in the following table (dollars in thousands):

						Debt
							Weighted
			Number of Properties				Average
	Our	Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership	Founded	Operations	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	49.9%	2009	3	–	$10,660	$33,271	2.69%	(1)	11/09/2013 – 1/09/2014
HSRE-Campus Crest IV, LLC	20.0%	2011	1	–	2,274	16,945	5.75%	(2)	12/1/2013
HSRE-Campus Crest V, LLC	10.0%	2011	3	–	3,306	45,670	2.92%	(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%	2012	–	3	6,800	20,385	2.62%	(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%	2013	–	1	8,718	–	n/a		n/a
HSRE-Campus Crest X, LLC	30.0%	2013	–	2	6,397	–	n/a		n/a
			7	6	$38,155	$116,271	3.21%
CB Portfolio	30.0%	2013	33	2	153,280	526,544	5.63%	(3)	10/01/2013 – 10/01/2020
Total Unconsolidated Entities			40	8	$191,435	$642,815	5.19%

(1)	Variable interest rates.
(2)	Comprised of one fixed rate loan.
(3)	At June 30, 2013, our effective interest in the CB Portfolio was 30.0%. We will continue to close on our 48.0% interest, anticipating completion by the third quarter of 2013, in each remaining property at such time as we obtain the requisite lender consent relating thereto.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the combined financial position of our unconsolidated entities in their entirety, not only our interest in the entities, including provisional fair value balances for the CB Portfolio that are subject to the completion of our allocation analyses and appraisals, for the periods presented (amounts in thousands):

	June 30,	December 31,
	2013	2012
Assets
Student housing properties, net	$1,142,487	$143,108
Other assets	108,068	40,154
Total assets	$1,250,555	$183,262

Liabilities and Equity
Mortgage and construction loans	$642,815	$92,456
Other liabilities	35,357	30,402
Owners’ equity	572,383	60,404
Total liabilities and owners’ equity	$1,250,555	$183,262

Company's share of historical owners’ equity	$178,446	$14,078
Preferred investment(1)	16,469	11,828
Net difference in carrying value of investment versus net book
value of underlying net assets(2)	(3,480)	(3,351)
Carrying value of investment in unconsolidated entities	$191,435	$22,555

(1)	As of June 30, 2013, we held aggregate Class B interests in The Grove at Greensboro, The Grove at Louisville, The Grove at San Angelo, The Grove at Indiana and The Grove at Conway of approximately $16.5 million. As of December 31, 2012, we held aggregate Class B interests in The Grove at San Angelo, The Grove at Indiana and The Grove at Conway of approximately $11.8 million. These preferred interests entitle us to a 9.0% return on our investment but otherwise do not change our effective ownership interest in these properties.

(2)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entity and the elimination of service related revenue to the extent of our percentage ownership.

The following is a summary of the combined operating results for our unconsolidated entities in their entirety (not only our interest in the entities) including results for the CB Portfolio based on the provisional fair value adjustments, for the periods presented (in thousands):

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$27,730	$4,561	$36,083	$9,175
Expenses:
Operating expenses	11,173	2,527	15,075	5,083
Interest expense	8,322	1,362	10,703	2,699
Depreciation and amortization	12,682	1,214	15,765	2,421
Other income	925	-	1,047	-
Total expenses	33,102	5,103	42,590	10,203
Net loss	$(5,372)	$(542)	$(6,507)	$(1,028)

Company’s share of net income (loss)(1)	$1,794	$(54)	$2,102	$(114)
Income on preferred investments	102	156	204	312
Equity in earnings of unconsolidated entities	$1,896	$102	$2,306	$198

(1)	Amount differs from net loss multiplied by our ownership percentage due to our preferred interests in the CB Portfolio, the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level and elimination of management fees.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Debt

The following is a summary of our mortgage and construction notes payable, the Credit Facility (defined below) and other debt for the periods presented (amounts in thousands):

	June 30,	December 31,
	2013	2012
Fixed-rate mortgage loans	$166,128	$166,706
Variable-rate mortgage loans	-	12,635
Construction loans	58,980	38,996
Line of credit	153,000	72,000
Other debt	36,370	3,375
	$414,478	$293,712

The estimated fair value of our fixed and variable rate mortgage loans, construction loans and other debt at June 30, 2013 and December 31, 2012 was approximately $262.4 million and $227.3 million, respectively (Level 2). These estimated fair values were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The weighted average interest rate for all borrowings was 3.36% and 3.99% at June 30, 2013 and December 31, 2012, respectively.

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

		Principal	Principal
		Outstanding	Outstanding		Interest
	Face	at	at	Stated Interest	Rate at	Maturity
	Amount	6/30/2013	12/31/2012	Rate	6/30/2013	Date(1)	Amortization
Construction loans
The Grove at Orono	$15,206	$14,243	$10,506	LIBOR + 275 bps	2.94%	6/30/2014	Interest only
The Grove at Auburn	16,294	13,157	13,157	LIBOR + 295 bps	3.14%	7/22/2014	Interest only
The Grove at Flagstaff	19,842	19,330	15,331	Prime + 25 bps /	2.70%	12/9/2014	Interest only
				LIBOR + 250 bps
The Grove at Muncie	14,567	1	1	LIBOR + 225 bps	2.44%	7/3/2015	Interest only	(2)
The Grove at Slippery Rock	17,961	-	-	Base Rate + 115bps /	2.34%	6/21/2016	Interest only
				LIBOR + 215 bps
The Grove at Fort Collins	19,073	12,249	1	LIBOR + 225 bps	2.44%	7/13/2015	Interest only
The Grove at Pullman	16,016	-	-	LIBOR + 220 bps	2.39%	9/5/2015	Interest only
Mortgage loans
The Grove at Carrollton and
The Grove at Las Cruces	29,790	29,231	29,408	6.13%	6.13%	10/11/2016	30 years	(3)
The Grove at Huntsville	-	-	12,635	LIBOR + 250 bps	n/a	1/9/2013	Interest only
The Grove at Stateboro	18,100	18,100	18,100	4.01%	4.01%	1/1/2023	30 years	(3)
The Grove at Asheville	14,800	14,592	14,684	5.77%	5.77%	4/11/2017	30 years	(3)
The Grove at Milledgeville	16,250	15,944	16,041	6.12%	6.12%	10/1/2016	30 years	(3)
The Grove at Ellensburg	16,125	16,125	16,125	5.10%	5.10%	9/1/2018	30 years	(4)
The Grove at Nacogdoches	17,160	17,160	17,160	5.01%	5.01%	9/1/2018	30 years	(4)
The Grove at Greeley	15,233	15,233	15,233	4.29%	4.29%	10/1/2018	30 years	(4)
The Grove at Clarksville	16,350	16,350	16,350	4.03%	4.03%	7/1/2022	30 years	(4)	(5)
The Grove at Columbia	23,775	23,393	23,605	3.83%	3.83%	7/1/2022	30 years	(6)
		$225,108	$218,337

(1)	For the construction loans, the maturity date is the stated maturity date in the respective loan agreements, which can be extended for an additional one to two years, subject to certain conditions, depending on the loan.

(2)	Project has been funded from our Revolving Credit Facility (defined below) through June 30, 2013.

(3)	Loans require interest only payments, plus certain reserves and escrows, that are payable monthly for a period of five years. Monthly payments of principal and interest, plus certain reserve and escrow amounts, are due thereafter until maturity when all principal is due.

(4)	Interest only for the first two years, followed by 30 year amortization.

(5)	Loan requires interest only payments, plus certain reserves and escrows payable monthly through August 2014, thereafter, principal and interest, plus certain reserves and escrows that are payable monthly until maturity.

(6)	Loan requires monthly payments of principal and interest, plus certain reserve and escrows, are due thereafter until maturity when all principal is due.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2013, we had approximately $103.0 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of June 30, 2013, we had approximately $111.3 million in borrowing capacity under our revolving credit facility, and amounts borrowed under the facility will be due at its maturity on January 8, 2017, subject to a one-year extension, which we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

As of June 30, 2013, after receiving the above mentioned waiver, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

In June 2013, in connection with our investment in a joint venture with Beaumont Partners SA to acquire a property in Montreal, Quebec, Canada (see Note 14), we received a waiver from our lender group allowing us to guarantee debt incurred by our subsidiary, Campus Crest at Montreal I, LLC, to fund such investment.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Debt

In June 2013, we obtained a $33.4 million (Canadian dollar $35.0 million) unsecured note payable in connection with our acquisition of a hotel in Montreal, Quebec, Canada (see Note 14). The note payable provides for interest-only payments at a variable interest rate equal to the Canadian Dealer Offered Rate (“CDOR”), which was 1.22% at June 30, 2013, plus a spread of 1.70% through its maturity date on December 27, 2013. This facility has two, three-month extension options, subject to lender approval, and is included in line of credit and other debt in the accompanying condensed consolidated balance sheets.

7. Derivative Instruments and Hedging Activities

We use variable rate debt to finance our construction of student housing properties. These debt obligations expose us to variability in cash flows due to fluctuations in interest rates. We use derivative instruments to limit variability for a portion of our interest payments and to manage exposure to interest rate risk.

As of June 30, 2013 and December 31, 2012, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying condensed consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.

The following is a summary of the derivative instruments we entered into for the periods presented (in thousands):

	As of June 30, 2013				June 30, 2013		December 31, 2012
Derivative	Notional	Receive	Pay or	Maturity
Agreement	Amount	Rate	Strike Rate	Date	Asset	Liability	Asset	Liability
Interest rate cap	$100,000	1 Month LIBOR	2.50%	January 2014	$-	$-	$-	$-
Interest rate cap	18,762	1 Month LIBOR	1.25%	April 2013	-	-	-	-
Interest rate swap	18,762	1 Month LIBOR	1.39%	April 2013	-	-	-	(73)
					$-	$-	$-	$(73)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$-	$(7)	$-	$(55)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$-	$(107)	$(87)	$(176)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$-	$(2)	$-	$(3)

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The table below details the gain or loss recognized in earnings for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Losses on derivative instruments	$-	$(3)	$(3)	$(3)

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest rate caps and interest rate swaps measured at fair value for the periods presented are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of Period
June 30, 2013
Other assets - Interest rate caps	$-	$-	$-	$-

December 31, 2012
Other liabilities - Interest rate swaps	-	(73)	-	(73)

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

Computations of basic and diluted income (loss) per share for the periods presented are as follows (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Basic earnings:
Net income (loss) attributable to common stockholders	$2,771	$(676)	$3,777	$(2,311)
Diluted earnings:
Net income (loss) attributable to common stockholders	$2,771	$(676)	$3,777	$(2,311)
Add: net income attributable to
noncontrolling interests	19	(14)	30	(23)
Net income (loss) attributable to common stockholders
and participating securities	$2,790	$(690)	$3,807	$(2,334)

Weighted average common shares outstanding:
Basic	64,512	31,084	55,382	31,004
Incremental shares from assumed
conversion — OP units	436	-	436	-
Diluted	64,948	31,084	55,818	31,004

Basic income (loss) per share	$0.04	$(0.02)	$0.07	$(0.07)
Diluted income (loss) per share	$0.04	$(0.02)	$0.07	$(0.07)

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Common Shares and OP Units

An OP Unit and a share of our common stock have essentially the same economic characteristics as they share equally in the net income (loss) and distributions of the Operating Partnership. An OP Unit may be tendered for redemption for cash or share of common stock; however, we have sole discretion and must have a sufficient amount of authorized common stock to exchange OP Units for shares of common stock on a one-for-one basis. No OP Units have been exchanged or redeemed since our initial public offering.

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

In April 2013, the Board of Directors of the Company approved Articles of Amendment to the Company’s Articles of Amendment and Restatement to increase the number of authorized shares of the Company to 550,000,000 shares of stock, consisting of 500,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.

In June 2013, we implemented an At-The-Market offering program under which we may sell at market price up to $100.0 million in shares of the Company’s common stock over the term of the program. At June 30, 2013, we have not issued and sold any shares under this program.

As of June 30, 2013, there were approximately 65.0 million OP Units outstanding, of which approximately 64.6 million, or 99.3%, were owned by us and approximately 0.4 million, or 0.7%, were owned by other partners, including certain of our executive officers. As of June 30, 2013, the fair market value of the OP Units not owned by us was $5.0 million, based on a market value of $11.54 per unit, which was the closing stock price of shares of our common stock on the NYSE on June 28, 2013.

The following is a summary of changes in the shares of our common stock for the periods shown (in thousands):

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Common shares at beginning of period	38,558	30,710
Issuance of common shares	25,530	-
Issuance of restricted shares	496	376
Forfeiture of restricted shares	(41)	(1)
Common shares at end of period	64,543	31,085

Dividends and Distributions

For the three months ended June 30, 2013 and 2012, we declared dividends of $0.165 and $0.16 per share, respectively, totaling approximately $10.7 million and $5.0 million, respectively.

On April 24, 2013, our Board of Directors declared a second quarter 2013 dividend of $0.165 per common share and OP Unit. The dividend was paid on July 10, 2013, to stockholders of record on June 26, 2013. At June 30, 2013, we accrued approximately $10.7 million related to our common dividend in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

On April 24, 2013, our Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the second quarter of 2013. The preferred share dividend was paid on July 15, 2013, to stockholders of record on June 26, 2013. At June 30, 2013, we accrued approximately $1.0 million related to our preferred dividend in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Incentive Plans

We have adopted the 2010 Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. The aggregate number of awards approved under the Incentive Plan is 2.5 million. As of June 30, 2013 and December 31, 2012, approximately 0.2 million and 1.2 million shares, respectively, were available for issuance under the Incentive Plan.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a three or five year period and are subject to restriction based upon continued service on our Board of Directors.

At June 30, 2013, total unrecognized compensation cost was approximately $7.8 million and is expected to be recognized over a remaining weighted average period of 1.8 years. During the three and six months ended June 30, 2013 we recognized stock compensation expense of approximately $0.6 million and $1.1 million, respectively, and stock compensation expense for the three and six months ended June 30, 2012 of approximately $0.4 million and $0.7 million, respectively, in the accompanying condensed consolidated financial statements. During the three and six months ended June 30, 2013 we capitalized stock compensation expense of approximately $0.2 million and $0.4 million, respectively, and capitalized stock compensation expense for the three and six months ended June 30, 2012 of approximately $0.1 million and $0.1 million, respectively, in the accompanying condensed consolidated financial statements.

Restricted OP Units

At June 30, 2013, total unrecognized compensation cost was approximately $0.2 million and is expected to be recognized over a remaining weighted average period of 0.3 years. During the three and six months ended June 30, 2013 we recognized stock compensation expense related to the vesting of restricted OP Units of approximately $0.1 million and $0.1 million, respectively and stock compensation expense related to the vesting of restricted OP Units for the three and six months ended June 30, 2012 of approximately $0.1 million and $0.1 million, respectively, in the accompanying condensed consolidated financial statements. During the three and six months ended June 30, 2013 we capitalized stock compensation expense related to restricted OP Units of approximately $0.1 million and $0.2 million, respectively and capitalized stock compensation expense related to restricted OP Units for the three and six months ended June 30, 2012 of approximately $0.1 million and $0.1 million, respectively, in the accompanying condensed consolidated financial statements.

The following is a summary of our plan activity for the period shown (in thousands, except weighted average grant price):

	Restricted Common Stock	Restricted Restricted OP Units	Total	Weighted Average Grant Price
Unvested balances at December 31, 2012	438	50	488	$11.07
Granted	496	-	496	12.65
Vested	(128)	-	(128)	12.52
Forfeited	(41)	-	(41)	13.37
Unvested balances at June 30, 2013	765	50	815	$11.69

11. Related Party Transactions

We lease aircraft from entities in which two of our executive officers have an ownership interest. For the three and six months ended June 30, 2013 we incurred travel costs to these entities of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2012 we incurred travel costs to these entities of $0.1 million and $0.1 million, respectively.

During the first quarter of 2013 we entered into a services agreement with a related party to provide insurance products to residents at our properties.

In conjunction with the Copper Beech transaction, we entered into a management agreement with Copper Beech, where they will provide management services for Campus Crest at Toledo. For the three and six months ended June 30, 2013, we incurred an immaterial amount of fees related to this agreement.

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

The following tables set forth our segment information for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Student Housing Operations:
Revenues from external customers	$24,534	$18,586	$48,426	$37,207
Operating expenses	17,711	14,877	35,049	29,385
Operating income	6,823	3,709	13,377	7,822
Nonoperating expenses	(2,517)	(1,879)	(5,080)	(5,129)
Net income	4,306	1,830	8,297	2,693
Net income attributable to noncontrolling interest	42	18	80	26
Net income attributable to common stockholders	$4,264	$1,812	$8,217	$2,667
Depreciation and amortization	$6,476	$5,803	$12,773	$11,592
Total segment assets at end of period	$1,034,289	$555,142	$1,034,289	$555,142

Development, Construction and Management Services:
Revenues from external customers	$14,368	$16,803	$25,795	$31,059
Intersegment revenues	33,491	26,214	52,684	45,524
Total revenues	47,859	43,017	78,479	76,583
Operating expenses	45,310	41,362	74,796	73,346
Operating income	2,549	1,655	3,683	3,237
Nonoperating expenses	-	-	-	-
Net income	2,549	1,655	3,683	3,237
Net income attributable to noncontrolling interest	24	16	35	31
Net income attributable to common stockholders	$2,525	$1,639	$3,648	$3,206
Depreciation and amortization	$59	$23	$109	$45
Total segment assets at end of period	$57,434	$31,934	$57,434	$31,934
Reconciliations:
Total segment revenues	$72,393	$61,603	$126,905	$113,790
Elimination of intersegment revenues	(33,491)	(26,214)	(52,684)	(45,524)
Total consolidated revenues	$38,902	$35,389	$74,221	$68,266

Segment operating income	$9,372	$5,364	$17,060	$11,059
Interest expense, net	(2,789)	(2,201)	(5,673)	(5,774)
Change in fair value of interest rate derivatives	(19)	(55)	(73)	(104)
Net unallocated expenses and eliminations	(5,122)	(2,481)	(8,657)	(5,569)
Equity in earnings of unconsolidated entities	1,896	102	2,306	198
Other income (expense)	708	(76)	798	(74)
Income tax benefit (expense)	(106)	(193)	346	(256)
Net income (loss)	$3,940	$460	$6,107	$(520)

Total segment assets	$1,091,723	$587,076	$1,091,723	$587,076
Unallocated corporate assets and eliminations	22,165	17,131	22,165	17,131
Total assets at end of period	$1,113,888	$604,207	$1,113,888	$604,207

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At June 30, 2013, management does not anticipate any material deviations from schedule and does not anticipate having to terminate services for the development projects currently in progress.

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

On July 3, 2012, we and certain of our subsidiaries along with the architect, the structural engineer and certain of our subcontractors were named as defendants in a lawsuit filed with the 250th Judicial District Court of Travis County in Austin, Texas.  The lawsuit arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured.  The plaintiffs allege, among other things, negligence on the part of the defendants in the design, construction, planning, operation and management of The Grove at Denton and seek actual and exemplary damages.  The plaintiffs’ initial complaint did not specify the amount of damages; however, on April 2, 2013, we received a demand from the plaintiffs for damages in the amount of $30 million.  Mediation of this matter is tentatively scheduled for early August 2013, with the trial presently scheduled to begin September 23, 2013.  Due to the pendency of our defense, it is not possible to determine or predict the outcome of the lawsuit.  We intend to defend the lawsuit vigorously and, while no assurances can be given, after taking into account our existing insurance coverage, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations.  No amounts have been accrued at June 30, 2013.

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

14. Subsequent Events

In July 2013, we entered into a joint venture with Beaumont Partners SA to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for approximately $60.0 million. It is the joint venture's intention to convert the property into an upscale student housing tower featuring a mix of single and double units serving McGill University, Concordia University and L’Ecole de Technologie.

In July 2013, we experienced a fire at The Grove at Pullman a property under construction. We are currently in the process of assessing the financial impact of this event. While no assurances can be given, after taking into account our existing insurance coverage, we believe that the damages sustained as a result of this fire will not have a material adverse effect on our financial position or results of operations.

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

Forward-looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•

the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion of Financial Condition and Results of Operations,” the factors discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, set forth under "Item 1A. Risk Factors," as well as the factors discussed in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, set forth under “Item 1A. Risk Factors”;

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

Overview

We are a self-managed, self-administered and vertically-integrated REIT focused on developing, building, owning and managing a diversified portfolio of high-quality, residence life focused student housing properties. We operate our business through the Operating Partnership and our subsidiaries. We derive substantially all of our revenue from student housing rental, student housing services, construction and development services and management services. As of June 30, 2013, we owned the sole general partnership interest, 99.3% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”), and all of the outstanding preferred units of limited partnership interest in the Operating Partnership.

We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, residence life focused student housing properties in the United States, based on beds owned and under management. As of June 30, 2013, we owned interests in 39 operating student housing Grove properties containing approximately 7,670 apartment units and 20,884 beds. Thirty-two of our operating Grove properties are wholly-owned and seven of our operating Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE") or HSRE and Brandywine Realty Trust ("Brandywine"). As of June 30, 2013, we also owned interests in Copper Beech (see "CB Portfolio Acquisition" section below) and one wholly-owned redevelopment property. As of June 30, 2013, our portfolio consisted of the following:

	Properties in			Number	Number
	Operation	Ownership		of Units	of Beds
Wholly owned Grove properties	32	100.0%		6,248	16,936
Joint Venture Grove properties:
HSRE I	3	49.9%		544	1,508
HSRE IV	1	20.0%		216	584
HSRE V	3	10.0%		662	1,856
Total Grove Properties	39			7,670	20,884

Toledo - Redevelopment	1	100.0%		382	629

CB Portfolio	33	30.0	%(1)	6,041	16,127

Total Portfolio	73			14,093	37,640

(1)	At June 30, 2013, our effective interest in the CB Portfolio (defined below) was 30.0%. We will continue to close on our 48.0% interest, anticipating completion by the third quarter of 2013, in each remaining property at such time as we obtain the requisite lender consent relating thereto.

As of June 30, 2013, the average occupancy for our 39 Grove properties was approximately 89.2% and the average monthly total revenue for the three months ended June 30, 2013 per occupied bed was approximately $513. Our operating Grove properties are located in 18 states, contain modern apartment units with many resort-style amenities, and have an average age of approximately 3.9 years as of June 30, 2013. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

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

In addition to our existing properties, we actively seek new organic growth opportunities. We commenced building six new student housing properties in 2012, three of which are wholly-owned by us and three of which are owned by a joint venture with HSRE in which we own a 20% interest. We also commenced building four new student housing properties in 2013, one of which is owned by a joint venture with HSRE and Brandywine in which we own a 30% interest and act as the co-developer, two of which are owned by a joint venture with HSRE in which we own a 30% interest and one of which is wholly-owned by us. We expect to commence construction on The Grove at Slippery Rock, Pennsylvania and The Grove at Grand Forks, North Dakota during the third quarter of 2013. The following is a summary of these developments:

Project	Location	Primary University Served	Ownership	Units	Beds	Estimated Project Cost (1)	Scheduled Opening for Occupancy
The Grove at Ft. Collins	Ft. Collins, CO	Colorado State University	100.0%	218	612	$32.9	August 2013
The Grove at Muncie	Muncie, IN	Ball State University	100.0%	216	584	25.3	August 2013
The Grove at Pullman	Pullman, WA	Washington State University	100.0%	216	584	30.4	August 2013 (2)
The Grove at Flagstaff - Phase II	Flagstaff, AZ	Northern Arizona University	100.0%	54	192	12.8	August 2013
The Grove at Slippery Rock	Slippery Rock, PA	Slippery Rock University	100.0%	201	603	29.9	August 2014
The Grove at Grand Forks	Grand Forks, ND	University of North Dakota	100.0%	224	600	28.2	August 2014
The Grove at Indiana	Indiana, PA	Indiana University of Pennslyvania	20.0%	224	600	27.6	August 2013
The Grove at Norman	Norman, OK	University of Oklahoma	20.0%	224	600	27.0	August 2013
The Grove at State College	State College, PA	Penn State University	20.0%	216	584	28.6	August 2013
The Grove at Cira Centre South	Philadelphia, PA	University of Pennsvylvania/ Drexel University	30.0%	344	850	158.5	August 2014
The Grove at Greensboro	Greensboro, NC	University of North Carolina at Greensboro	30.0%	216	584	27.3	August 2014
The Grove at Louisville	Louisville, KY	University of Louisville	30.0%	252	654	38.3	August 2014
				2,605	7,047	$466.8

(1)	Estimated project cost amounts are in millions.
(2)	We experienced a fire at the project site in July 2013. See Note 14 in the accompanying condensed consolidated financial statements.

For each of these projects, we conducted significant pre-development activities and obtained necessary zoning and site plan approvals. In total, we have identified over 250 markets and more than 100 specific sites within these markets as potential future development opportunities.

CB Portfolio Acquisition

In February 2013, we entered into purchase and sale agreements to acquire an approximate 48.0% interest in a portfolio of 35 student housing properties, one undeveloped land parcel and corporate office building held by the members of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC ("CBTC PA", together with CBTC, "Copper Beech" or the "Sellers") (the “CB Portfolio”), and a fully integrated platform and brand with management, development and construction teams, for an initial purchase price of approximately $230.2 million, including the repayment of $106.7 million of debt. The remaining 52.0% interest in the CB Portfolio will be held by certain of the current members of CBTC and CBTC PA, (the “CB Investors”). Pursuant to our 48.0% interest in the CB Portfolio, we entered into a purchase and sale agreement (the “Purchase Agreement”), and related transactions, with the members of CBTC and CBTC PA, to acquire in steps a 36.3% interest in the CB Portfolio. We have also entered into a purchase and sale agreement with certain investors in the CB Portfolio who are not members of Copper Beech (the “Non-Member Investors”) to acquire the interests in the CB Portfolio held by such Non-Member Investors (the “Non-Member Purchase Agreement”). Pursuant to the Non-Member Purchase Agreement, we have agreed to acquire approximately an 11.7% interest in the CB Portfolio from the Non-Member Investors. We refer to this transaction as the “CB Portfolio Acquisition.”

We intend to consummate the acquisition of our initial 48.0% interest in the CB Portfolio in steps. On March 18, 2013, we acquired a 48.0% interest in six properties that did not require lender consent prior to sale and on April 15, 2013 and May 1, 2013, we acquired a 48.0% interest in each of two additional properties. On July 1, 2013, subsequent the quarter end, we acquired an interest in each of two additional properties. We are closing on our 48.0% interest in each remaining property at such time as we obtain the requisite lender consent relating thereto. We expect to obtain all such consents and close on our 48.0% interest in all properties comprising the CB Portfolio by the end of the third quarter of 2013.

The CB Portfolio consists of 35 student housing properties, including two Phase II development properties scheduled to open in fall 2013, plus one undeveloped land parcel in Charlotte, North Carolina, and Copper Beech’s corporate office building in State College, Pennsylvania. The CB Portfolio consists primarily of townhouse units located in eighteen geographic markets in the United States across thirteen states, with 30 of the 35 student housing properties having been developed by Copper Beech. As of June 30, 2013, the CB Portfolio comprised approximately 6,242 rentable units with approximately 16,647 rentable beds, including the units and beds expected to become available at the two development properties. The student housing properties have an average age of approximately 7.5 years. As of June 30, 2013, the average occupancy for the student housing properties was approximately 96.4%. For the year ended December 31, 2012, the average monthly total revenue per occupied bed was approximately $470. The following table presents certain summary information about the properties in the CB Portfolio:

Property	Primary University	Units	Beds

Copper Beech I--State College	Penn State University	59	177
Copper Beech II--State College	Penn State University	87	257
Oakwood--State College	Penn State University	48	144
Oak Hill--State College	Penn State University	106	318
Northbrook Greens--State College	Penn State University	166	250
Parkway Plaza--State College	Penn State University	429	633
IUP Phase I--Indiana	Indiana University of Pennsylvania	95	239
IUP Phase II--Indiana	Indiana University of Pennsylvania	72	172
IUP Buy--Indiana	Indiana University of Pennsylvania	43	74
Radford, VA	Radford University	222	500
Klondike--Purdue	Purdue University	219	486
Baywater--Purdue	Purdue University	137	488
Bloomington, IN	Indiana University	107	297
Colonial Crest--Bloomington, IN	Indiana University	206	402
CMU Phase I--Mount Pleasant, MI	Central Michigan University	204	632
CMU Phase II--Mount Pleasant, MI	Central Michigan University	119	256
Fresno, CA	California State University at Fresno	178	506
Bowling Green Phase I	Bowling Green University	128	400
Bowling Green Phase II	Bowling Green University	72	216
Allendale Phase I	Grand Valley State University	206	614
Allendale Phase II	Grand Valley State University	82	290
Columbia, MO	University of Missouri	214	654
Statesboro, GA Phase I	Georgia Southern University	246	754
Statesboro, GA Phase II	Georgia Southern University	82	262
Kalamazoo Phase I	Western Michigan University	256	784
Kalamazoo Phase II	Western Michigan University	115	340
Columbia, SC Phase I	University of South Carolina	278	824
Columbia, SC Phase II	University of South Carolina	72	178
Morgantown, WV	West Virginia University	335	920
Harrisonburg, VA	James Madison University	414	1,218
Grand Duke	James Madison University	120	124
Greenville, NC	East Carolina University	439	1,232
Auburn, AL	Auburn University	271	754
San Marcos, TX Phase I	Texas State University	273	840
San Marcos, TX Phase II	Texas State University	142	410
Total - CB Portfolio		6,242	16,645

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

Our $230.2 million investment in the CB Portfolio entitles us to a preferred payment of $13.0 million for the first year of our investment and 48.0% of remaining operating cash flows. In connection with the CB Portfolio Acquisition we loaned approximately $31.7 million to the CB Investors. The loan has an interest rate of 8.5% per annum and a term of three years, and is secured by the CB Investors’ interests in six unencumbered properties in the CB Portfolio. The principal amount of the loan is expected to be repaid by the CB Investors by reducing the price of future purchase options. If any of the purchase options are not exercised, the CB Investors may, at their option, repay the note through (1) cash payments either in accordance with the repayment schedule in the note or in the form of a one-time prepayment for the outstanding principal amount plus accrued and unpaid interest or (2) payments in kind consisting of a portion of their interests in the CB Portfolio. If the CB Investors elect to repay the note in kind, our interest in the CB Portfolio will be increased by an amount corresponding to the CB Investors’ percentage interest used to repay the note in kind.

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

As discussed above, on March 18, 2013, we invested approximately $121.4 million, consisting of approximately $47.1 million for the acquisition of equity interests and approximately $74.3 million for the repayment of debt, in six properties in the CB Portfolio. We recognized approximately $1.8 million and $2.1 million in equity in earnings of Copper Beech as well as approximately $0.7 million and $0.8 million in interest income from the loan to the CB Investors for the three and six months ended June 30, 2013, respectively. Additionally, for the six months ended June 30, 2013, we recognized approximately $0.5 million of transaction expenses related to the CB Portfolio Acquisition and incurred $9.6 million of costs which were included in our investment basis in Copper Beech.

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

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was consolidated by our predecessor and four additional properties that are owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that are owned by a real estate venture in which we have a noncontrolling interest. Concurrent with our initial public offering and related formation transactions in October 2010, we purchased the noncontrolling interest in one of the properties owned by this real estate venture. In December 2011, we purchased the controlling interest in two properties that were opened in August 2010. In August 2011, we opened four wholly owned properties and an additional two properties that are owned in real estate ventures in which we have a noncontrolling interest. In July 2012, we purchased the controlling interest in two properties that were opened in August 2010 and August 2011. In August 2012 and September 2012, we opened three wholly-owned properties and an additional three properties that are owned in a real estate ventures in which we have a noncontrolling interest. In March 2013, we acquired one wholly-owned property not built by us. Due to the continuous growth of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and "same-store" operations, which we believe provides a more meaningful indicator of comparative historical performance.

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

Management Services. In addition to our wholly owned properties, all of which are managed by us with the exception of our property in Toledo, Ohio, we also provide management services to unconsolidated joint ventures in which we have an ownership interest. We recognize management fees from these entities as earned in accordance with the property management agreement with these entities, as adjusted to eliminate our proportionate ownership of each entity.

Our Relationship With HSRE

We are a party to active joint venture arrangements with Harrison Street Real Estate Capital ("HSRE"), a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of June 30, 2013, we have developed 11 properties and are in the process of developing four additional properties in partnership with HSRE, including one joint venture project where we are partners with both HSRE and Brandywine Realty Trust.

HSRE I. Our first joint venture with HSRE, HSRE-Campus Crest I, LLC ("HSRE I"), indirectly owned 100% of the interests in the following three properties at June 30, 2013: The Grove at Conway, The Grove at Lawrence and The Grove at San Angelo. On July 5, 2012, we completed the purchase of HSRE's 50.1% interest in The Grove at Moscow, which was included in HSRE I prior to that date. On December 29, 2011, we completed the purchase of HSRE's 50.1% interests in The Grove at Huntsville and The Grove at Statesboro, which were included in HSRE I prior to that date. At June 30, 2013 we owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%. Prior to the Offering and the Formation Transactions, on October 19, 2010, HSRE I indirectly owned a 100% interest in a seventh property, The Grove at San Marcos. Prior to March 26, 2010, we owned a 10% interest in HSRE I and HSRE owned the remaining 90%.

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

We amended HSRE’s right of first opportunity, originally granted with respect to HSRE I, to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested an aggregate $50 million in HSRE IV, HSRE V, HSRE VI, HSRE IX and HSRE X or caused HSRE IV, HSRE V, HSRE VI, HSRE IX and HSRE X to decline three development opportunities in any calendar year. As of June 30, 2013, HSRE had funded approximately $50 million of the $50 million right of first opportunity. The terms of this joint venture do not prohibit us from developing a wholly owned student housing property for our own account.

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

Unlike traditional multi-family housing, most of our leases commence on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminates at the completion of the last summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season, which typically begins each October and ends in September of the following year. Over the last two academic years, we had approximately 41.9% and 40.7% of our current tenants renew their previous lease for the upcoming term.

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

In June 2013, we implemented an At-The-Market offering program under which we may sell at market price up to $100.0 million in shares of the Company’s common stock over the term of the program. At June 30, 2013, we have not issued and sold any shares under this program.

Results of Operations

Comparison of the three and six months ended June 30, 2013 and 2012

The following table presents our results of operations for the three months ended June 30, 2013 and 2012, including the amount and percentage change in these results between the periods:

	Three Months Ended
	June 30,	June 30,
	2013	2012	Change ($)	Change (%)
Revenues:
Student housing rental	$23,482	$17,854	$5,628	32%
Student housing services	1,052	732	320	44%
Development, construction and management services	14,368	16,803	(2,435)	-15%

Total revenues	38,902	35,389	3,513	10%
Operating expenses:
Student housing operations	11,126	8,930	2,196	25%
Development, construction and management services	13,657	15,427	(1,770)	-12%
General and administrative	2,953	2,219	734	33%
Transaction costs	203	-	203	100%
Ground leases	54	56	(2)	-4%
Depreciation and amortization	6,659	5,874	785	13%

Total operating expenses	34,652	32,506	2,146	7%
Equity in earnings of unconsolidated entities	1,896	102	1,794	1759%

Operating income	6,146	2,985	3,161	106%

Nonoperating income (expense):
Interest expense, net	(2,789)	(2,201)	(588)	27%
Change in fair value of interest rate derivatives	(19)	(55)	36	-66%
Other income (expense)	708	(76)	784	-1032%

Total nonoperating expense, net	(2,100)	(2,332)	232	-10%

Net income before income taxes	4,046	653	3,393	520%
Income tax expense	(106)	(193)	87	-45%

Net income	3,940	460	3,480	757%

Net income (loss) attributable to noncontrolling
interests	19	(14)	33	-236%
Dividends on preferred stock	1,150	1,150	-	0%

Net income (loss) attributable to common stockholders	$2,771	$(676)	$3,447	-510%

The following table presents our results of operations for the six months ended June 30, 2013 and 2012, including the amount and percentage change in these results between the periods:

	Six Months Ended
	June 30,	June 30,
	2013	2012	Change ($)	Change (%)
Revenues:
Student housing rental	$46,464	$35,712	$10,752	30%
Student housing services	1,962	1,495	467	31%
Development, construction and management services	25,795	31,059	(5,264)	-17%

Total revenues	74,221	68,266	5,955	9%
Operating expenses:
Student housing operations	22,057	17,508	4,549	26%
Development, construction and management services	24,315	28,885	(4,570)	-16%
General and administrative	5,652	4,545	1,107	24%
Transaction costs	588	-	588	100%
Ground leases	108	108	-	0%
Depreciation and amortization	13,098	11,730	1,368	12%

Total operating expenses	65,818	62,776	3,042	5%
Equity in earnings of unconsolidated entities	2,306	198	2,108	1065%

Operating income	10,709	5,688	5,021	88%

Nonoperating income (expense):
Interest expense, net	(5,673)	(5,774)	101	-2%
Change in fair value of interest rate derivatives	(73)	(104)	31	-30%
Other income (expense)	798	(74)	872	-1178%

Total nonoperating expense, net	(4,948)	(5,952)	1,004	-17%

Net income (loss) before income tax benefit (expense)	5,761	(264)	6,025	-2282%
Income tax benefit (expense)	346	(256)	602	-235%

Net income (loss)	6,107	(520)	6,627	-1274%

Net income (loss) attributable to noncontrolling
interests	30	(23)	53	-230%
Dividends on preferred stock	2,300	1,814	486	27%

Net income (loss) attributable to common stockholders	$3,777	$(2,311)	$6,088	-263%

Student Housing Operations

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $5.9 million and operating expenses in the student housing operations segment increased by approximately $2.2 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in revenues was primarily due to the opening of three new properties in August 2012, the acquisitions of The Grove at Valdosta and The Grove at Moscow in July 2012 and the acquisition of Campus Crest at Toledo in March 2013 as well as increases in occupancy and monthly revenue per bed at our "same store" properties. The increase in operating expenses was primarily due to the aforementioned activity.

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $11.2 million and operating expenses in the student housing operations segment increased by approximately $4.5 million during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in revenues was primarily due to the opening of three new properties in August 2012, the acquisitions of The Grove at Valdosta and The Grove at Moscow in July 2012 and the acquisition of Campus Crest at Toledo in March 2013 as well as increases in occupancy and monthly revenue per bed at our "same store" properties. The increase in operating expenses was primarily due to the aforementioned activity.

New Property Operations. In August 2012, we began operations at The Grove at Auburn, The Grove at Flagstaff and The Grove at Orono, which contributed approximately $2.1 million in NOI ($3.3 million of revenues and $1.2 million of operating expenses) for the three months ended June 30, 2013 compared to no contribution for the three months ended June 30, 2012. In July 2012, we acquired the remaining ownership interests in The Grove at Valdosta and The Grove at Moscow which contributed approximately $0.9 million of NOI ($1.5 million of revenues and $0.6 million of operating expenses) for the three months ended June 30, 2013, compared to no contribution for the three months ended June 30, 2012. Prior to the acquisition of these interests, we accounted for our ownership in these properties under the equity method. In March 2013, we acquired Campus Crest at Toledo which contributed approximately $0.2 million of NOI ($0.6 million of revenues and $0.4 million of operating expenses) for the three months ended June 30, 2013, compared to no contribution for the three months ended June 30, 2012.

The Grove at Auburn, The Grove at Flagstaff and The Grove at Orono contributed approximately $3.8 million in NOI ($6.5 million of revenues and $2.7 million of operating expenses) for the six months ended June 30, 2013 compared to no contribution for the six months ended June 30, 2012. In July 2012, we acquired the remaining ownership interests in The Grove at Valdosta and The Grove at Moscow which contributed approximately $1.8 million of NOI ($3.0 million of revenues and $1.2 million of operating expenses) for the six months ended June 30, 2013, compared to no contribution for the six months ended June 30, 2012. Prior to the acquisition of these interests, we accounted for our ownership in these properties under the equity method. In March 2013, we acquired The Grove at Toledo which contributed approximately $0.3 million of NOI ($0.7 million of revenues and $0.4 million of operating expenses) for the three months ended June 30, 2013, compared to no contribution for the six months ended June 30, 2012.

“Same-Store” Property Operations. Our 27 “same-store” properties contributed approximately $10.2 million of NOI ($19.1 million of revenues and $8.9 million of operating expenses) for the three months ended June 30, 2013, as compared to approximately $9.7 million of NOI ($18.6 million of revenues and $8.9 million of operating expenses) for the three months ended June 30, 2012. The increase in revenue at our “same-store” properties was due to an increase in the average occupancy to approximately 91.0% for the three months ended June 30, 2013 from approximately 90.1% for the three months ended June 30, 2012 and an increase in average monthly revenue per occupied bed (“RevPOB”) to $504 for the three months ended June 30, 2013 from $495 for the three months ended June 30, 2012. Same store property operating expense remained flat across both periods.

Our 27 “same-store” properties contributed approximately $20.4 million of NOI ($38.1 million of revenues and $17.7 million of operating expenses) for the six months ended June 30, 2013, as compared to approximately $19.7 million of NOI ($37.2 million of revenues and $17.5 million of operating expenses) for the six months ended June 30, 2012. The increase in revenue at our “same-store” properties was due to an increase in the average occupancy to approximately 91.4% for the six months ended June 30, 2013 from approximately 90.1% for the six months ended June 30, 2012 and an increase in RevPOB to $500 for the six months ended June 30, 2013 from $495 for the six months ended June 30, 2012. Same store property operating expense remained flat across both periods.

The following is a reconciliation of our net income (loss) attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Net income (loss) attributable to common stockholders	$2,771	$(676)	$3,777	$(2,311)
Net income (loss) attributable to noncontrolling interests	19	(14)	30	(23)
Preferred stock dividends	1,150	1,150	2,300	1,814
Income tax (benefit) expense	106	193	(346)	256
Other (income) expense	(708)	76	(798)	74
Change in fair value of interest rate derivatives	19	55	73	104
Interest expense, net	2,789	2,201	5,673	5,774
Equity in earnings of unconsolidated entities	(1,896)	(102)	(2,306)	(198)
Depreciation and amortization	6,659	5,874	13,098	11,730
Ground lease expense	54	56	108	108
General and administrative expense	2,953	2,219	5,652	4,545
Transaction costs	203	-	588	-
Development, construction and management services expenses	13,657	15,427	24,315	28,885
Development, construction and management services revenues	(14,368)	(16,803)	(25,795)	(31,059)
Total NOI	$13,408	$9,656	$26,369	$19,699
Same store properties NOI	$10,220	$9,656	$20,429	$19,699
New properties NOI	$3,188	N/A	$5,940	N/A

Development, Construction and Management Services

Net revenues and operating expenses in the development, construction and management services segment decreased by approximately $0.7 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decrease in development, construction and management services revenue and operating expenses were primarily due to the higher volume of unconsolidated service activity in 2012 compared to the same period in 2013.

Net revenues and operating expenses in the development, construction and management services segment decreased by approximately $0.7 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. The decrease in development, construction and management services revenue and operating expenses were primarily due to the higher volume of unconsolidated service activity in 2012 compared to the same period in 2013.

Our ability to generate revenue and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to existing or new joint ventures, as well as our proportionate ownership of any such joint ventures.

General and Administrative

General and administrative expenses increased from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 by approximately $0.7 million and $1.1 million, respectively, primarily due to an increase in the number of employees and professional fees resulting from our growth.

Transaction Costs

We recognized approximately $0.2 million in transaction costs related to the CB Portfolio Acquisition for the three months ended June 30, 2013. See Note 4 to the accompanying condensed consolidated financial statements. We capitalized approximately $0.2 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment for the three months ended June 30, 2013.

We recognized approximately $0.5 million in transaction costs related to the CB Portfolio Acquisition and approximately $0.1 million in transaction costs for professional fees and travel related to the acquisition of the Toledo, Ohio property for the six months ended June 30, 2013. See Note 4 to the accompanying condensed consolidated financial statements. We capitalized approximately $9.6 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment for the six months ended June 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.8 million and $1.4 million, respectively, for the three and six months ended June 30, 2013 over the comparable period in the prior year primarily due to the increased number of aforementioned operating properties.

Depreciation and amortization expense increased by approximately $1.4 million from for the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due to the increased number of aforementioned operating properties.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities increased by approximately $1.8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to the CB Portfolio Acquisition, for which we recognized approximately $1.8 million in our proportionate share of earnings. See Note 4 to the accompanying condensed consolidated financial statements.

Equity in earnings of unconsolidated entities increased by approximately $2.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the CB Portfolio Acquisition, for which we recognized approximately $2.1 million in our proportionate share of earnings from the March 18, 2013 acquisition date through June 30, 2013. See Note 4 to the accompanying condensed consolidated financial statements.

Interest Expense

Interest expense increased approximately $0.6 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to higher outstanding indebtedness partially offset by a lower interest rate on our Revolving Credit Facility in 2013.

Interest expense decreased approximately $0.1 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to re-financing activities and the write-off of approximately $1.0 million of deferred financing costs for the six months ended June 30, 2012, offset by higher interest expense for the six months ended June 30, 2013 due to higher outstanding indebtedness in the current year than the prior year partially offset by a lower interest rate on our Revolving Credit Facility in 2013.

Other Income/(Expense)

In connection with the CB Portfolio Acquisition, we recognized $0.7 million and $0.8 million of income for the three and six months ended June 30, 2013, respectively, resulting from interest earned on our $31.7 million notes receivable from the CB Investors. See Note 4 in the accompanying condensed consolidated financial statements.

Income Tax Benefit (Expense)

Income tax expense for the three months ended June 30, 2013 was $0.1 million as compared to $0.2 million for the three months ended June 30, 2012 primarily due to losses in our TRS entities.

Income tax expense for the six months ended June 30, 2013 was a $0.3 million benefit as compared to a $0.3 million expense for the six months ended June 30, 2012 primarily due to losses in our TRS entities generating deferred tax assets that are expected to be utilized against prior taxable income and future reversing deferred tax liabilities.

Dividends on Preferred Stock

Dividends on preferred stock remained flat for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Dividends on preferred stock increased to approximately $2.3 million for the six months ended June 30, 2013 as compared to $1.8 million for the six months ended June 30, 2012. The increase was due to our 8.0% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") being outstanding for the entire six months ended June 30, 2013 whereas, it was outstanding only for a portion of the six months ended June 30, 2012; our Series A Preferred Stock was issued in February 2012.

Cash Flows

Net cash provided by operating activities was approximately $16.9 million for the six months ended June 30, 2013 as compared to approximately $11.6 million for the six months ended June 30, 2012, an increase of approximately $5.3 million. Net income (loss) adjusted for non-cash items provided approximately $20.0 million for the six months ended June 30, 2013 as compared to approximately $14.8 million for the six months ended June 30, 2012, an increase of approximately $5.2 million. This increase is due to the addition of properties placed into service in 2012 as well as higher property NOI and occupancy, offset by non-cash equity in earnings from the CB Portfolio results of operations. Approximately $3.1 million was used by working capital purposes for the six months ended June 30, 2013 as compared to approximately $3.2 million used by working capital accounts for the six months ended June 30, 2012, a decrease of approximately $0.1 million. The decrease was primarily due to a decrease in outstanding accounts payable and accrued expenses.

Net cash used in investing activities totaled approximately $414.8 million for the six months ended June 30, 2013 as compared to net cash used of approximately $56.7 million for the six months ended June 30, 2012, an increase of approximately $358.1 million. This increase was primarily due to the CB Portfolio Acquisition, including the $31.7 million loan to the CB Investors, as well as restricted cash placed into escrow for the property acquisition in Montreal, Quebec, Canada. See Notes 4 and 14, respectively, to the accompanying condensed consolidated financial statements.

Net cash provided by financing activities totaled approximately $400.4 million for the six months ended June 30, 2013 as compared to net cash provided of approximately $56.6 million for the six months ended June 30, 2012, an increase of approximately $343.8 million. For the six months ended June 30, 2013, we received net proceeds of approximately $299.7 million from our common stock offering which was used to fund the CB Portfolio Acquisition and borrowed net funds of $114.0 million from our Amended Credit Facility for investment in student housing developments and the property acquisition in Montreal, Quebec, Canada. At June 30, 2013, we paid dividends on approximately 64.5 million shares of common stock as well as 2.3 million shares of our Series A Preferred Stock. For the six months ended June 30, 2012, we received net proceeds of $55.3 million from the Series A Preferred Stock offering, which was used to pay down two construction loans. At June 30, 2012, we paid dividends on approximately 31.1 million shares of common stock.

Liquidity and Capital Resources

Our capital resources include accessing the public debt and equity markets, when available, mortgage and construction loan financing and the Amended Credit Facility (discussed below).

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

As of June 30, 2013, we had approximately $103.0 million outstanding under the Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under the Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of June 30, 2013, we had approximately $111.3 million in borrowing capacity under the revolving credit facility, and amounts borrowed under the facility will be due at its maturity on January 8, 2017, subject to a one-year extension, which we may exercise at our option if certain terms and conditions are satisfied, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

As of June 30, 2013, after receiving the above mentioned waiver, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

In June 2013, in connection with our investment in a joint venture with Beaumont Partners SA to acquire a property in Montreal, Quebec, Canada (see Note 14), we received a waiver from our lender group allowing us to guarantee debt incurred by our subsidiary, Campus Crest at Montreal I, LLC, to fund such investment.

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

We are building seven new student housing properties, four of which are wholly owned by us and three of which are owned by HSRE VI. We are currently targeting completion of these seven development properties for the 2013-2014 academic year. For each of these projects, we commenced construction subsequent to conducting significant pre-development activities. We estimate that the cost to complete all four wholly owned properties will be approximately $27.2 million and the total project costs to be approximately $101.5 million. Subsequent to June 30, 2013 we experienced a fire at The Grove at Pullman, a property under construction. See Note 14 to the accompanying condensed consolidated financial statements. Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint ventures with HSRE. We estimate that the cost to complete the three joint venture properties will be approximately $18.1 million with this balance to be funded with loan proceeds and our net pro rata share of equity will be approximately $10.9 million. We estimate total costs for three joint venture projects to be approximately $83.2 million. No assurance can be given that we will complete construction of these seven properties in accordance with our current expectations (including the estimated cost thereof). During 2012, we closed on the financing we currently believe are necessary for six of our seven 2013-2014 development projects and during 2013 we financed the other development through the Revolving Credit Facility. We intend to finance our share of the remaining construction costs for all developments through the Revolving Credit Facility.

We do not believe the aforementioned fire at The Grove at Pullman will have an effect on our short or long-term liquidity needs.

We are also building one new student housing property which is owned by HSRE IX, a joint venture that we established with HSRE and Brandywine, in which we own a 30% interest. We are currently targeting completion of this property for the 2014-2015 academic year. We estimate that the cost to complete this joint venture property will be approximately $125.3 million and our net pro rata share of equity will be approximately $47.6 million. No assurance can be given that we will complete construction of this property in accordance with our current expectations (including the estimated cost thereof). During January 2013, we closed on our financing we currently believe are necessary for this development project. We intend to finance our share of the construction costs through the Revolving Credit Facility.

We are also beginning construction on two new wholly owned student housing properties. We are currently targeting completion of these properties for the 2014-2015 academic year and estimate that the cost to complete these properties will be approximately $58.1 million. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). We have closed on construction financing for one of the properties and are currently sourcing the financing for the other property. We intend to finance our equity requirements through working capital and our Revolving Credit Facility.

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

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for long-term development activities, non-recurring capital expenditures, potential acquisitions of properties and payments of debt at maturity. Long-term liquidity needs may also include the payment of unexpected contingencies, such as remediation of unknown environmental conditions at our properties or at additional properties that we develop or acquire, or renovations necessary to comply with the Americans with Disabilities Act or other regulatory requirements. We do not expect that we will have sufficient cash on hand to cover all of our long-term liquidity needs. We will therefore seek to satisfy these needs through cash flow from operations, additional long-term secured and unsecured debt, including borrowings under our Revolving Credit Facility, the issuance of debt securities, the issuance of equity securities and equity-related securities (including OP units), property dispositions and joint venture transactions. We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but we cannot make any assurance that this will be the case, especially in difficult market conditions.

Commitments

The following table summarizes our contractual commitments as of June 30, 2013 (including future interest payments) (in thousands):

Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter

Long-Term Debt Obligations	$414,478	$34,469	$64,437	$215,180	$100,392
Interest Payments on Outstanding Debt Obligations	57,913	6,890	23,449	15,450	12,124
Operating Lease Obligations	35,167	539	2,547	2,624	29,457
Purchase Obligations (1)	72,934	72,038	896	-	-
CB Portfolio Acquisition (2)	86,738	86,738	-	-	-

Total (3)	$667,230	$200,674	$91,329	$233,254	$141,973

(1)	Obligations relate to subcontracts executed by our construction subsidiary to complete projects under construction at June 30, 2013.
(2)	To satisfy this commitment, approximately $86.7 million in cash is held in escrow related to the CB Portfolio acquisition and is included in restricted cash in the accompanying condensed consolidated balance sheets as of June 30, 2013.
(3)	Excludes joint venture debt of approximately (a) $23.5 million and $9.8 million that matures in November 2013 and January 2014, respectively, of which we are a 49.9% owner, (b) approximately $16.9 million and $20.4 million that matures in December 2013 and May 2015, respectively, of which we are a 20.0% owner, and (c) approximately $45.7 million that matures between December 2014 and January 2015, of which we are a 10.0% owner. We are the guarantor of these loans.

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

We are the guarantor of the construction and mortgage debt of our ventures with HSRE. Detail of our unconsolidated investments at June 30, 2013 is presented in the following table (in thousands):

						Debt
							Weighted
			Number of Properties				Average
	Our	Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership	Founded	Operations	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	49.9%	2009	3	–	$10,660	$33,271	2.69%	(1)	11/09/2013 – 1/09/2014
HSRE-Campus Crest IV, LLC	20.0%	2011	1	–	2,274	16,945	5.75%	(2)	12/1/2013
HSRE-Campus Crest V, LLC	10.0%	2011	3	–	3,306	45,670	2.92%	(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%	2012	–	3	6,800	20,385	2.62%	(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%	2013	–	1	8,718	–	n/a		n/a
HSRE-Campus Crest X, LLC	30.0%	2013	–	2	6,397	–	n/a		n/a
			7	6	$38,155	$116,271	3.21%
CB Portfolio	30.0%	2013	33	2	153,280	526,544	5.63%	(3)	10/01/2013 – 10/01/2020
Total Unconsolidated Entities			40	8	$191,435	$642,815	5.19%

(1)	Variable interest rates.
(2)	Comprised of one fixed rate loan.
(3)	Comprised of fixed rate debt with the exception of the construction loan borrowings related to the 2013 phase II deliveries.

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

The following table presents a reconciliation of our FFO to our net income (loss) for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Funds from operations (“FFO”)
Net income (loss) attributable to common stockholders	$2,771	$(676)	$3,777	$(2,311)
Net income (loss) attributable to noncontrolling interests	19	(14)	30	(23)
Real estate related depreciation and amortization	6,410	5,804	12,706	11,593
Real estate related depreciation and amortization
unconsolidated entities	3,624	495	4,431	988
FFO	$12,824	$5,609	$20,944	$10,247

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

FFO	$12,824	$5,609	$20,944	$10,247
Elimination of write-off of unamortized deferred financing fees	-	-	-	960
Elimination of transaction costs	203	-	588	-
Elimination of fair value of debt adjustment at our investment in Copper Beech	(833)	-	(945)
Funds from operations adjusted (“FFOA”)	$12,194	$5,609	$20,587	$11,207

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2013, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread for borrowing under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based on borrowing and from 0.75% to 1.50% for Base Rate borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowing and from 0.70% to 1.45% for Base Rate based borrowings. At June 30, 2013, the spread on our Revolving Credit Facility and Term Loan was 1.90% and 1.85%, respectively.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of June 30, 2013, approximately $245.4 million of our aggregate indebtedness (59.2% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $2.5 million, assuming that the amount outstanding under our variable rate debt remains at $245.4 million, the balance as of June 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective, as of June 30, 2013, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes to our internal control over financial reporting during the first quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 3, 2012, we and certain of our subsidiaries along with the architect, the structural engineer and certain of our subcontractors were named as defendants in a lawsuit filed with the 250th Judicial District Court of Travis County in Austin, Texas.  The lawsuit arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured.  The plaintiffs allege, among other things, negligence on the part of the defendants in the design, construction, planning, operation and management of The Grove at Denton and seek actual and exemplary damages.  The plaintiffs’ initial complaint did not specify the amount of damages; however, on April 2, 2013, we received a demand from the plaintiffs for damages in the amount of $30 million.  Mediation of this matter is tentatively scheduled for early August 2013, with the trial presently scheduled to begin September 23, 2013.  Due to the pendency of our defense, it is not possible to determine or predict the outcome of the lawsuit.  We intend to defend the lawsuit vigorously and, while no assurances can be given, after taking into account our existing insurance coverage, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations.  No amounts have been accrued at June 30, 2013.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the section entitled "Risk Factors" beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A "Risk Factors" on Form 10-Q for the quarter ended March 31, 2013. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012 and on Form 10-Q for the quarter ended March 31, 2013, other than those listed below.

Our issuance of Common Stock under the At-The-Market offering program may be dilutive, and there may be future dilution of our common stock.

After giving effect to the issuance of common stock under the At-The-Market offering program and the receipt of the expected net proceeds and the use of those proceeds, there may be a dilutive effect on our estimated earnings per share and funds from operations per share for the year ending December 31, 2013 or subsequent years during which the offering is ongoing. The actual amount of potential dilution cannot be determined at this time and will be based on numerous factors. Additionally, we are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities in the future. The market price of our common stock could decline as a result of issuances of a large number of shares of our common stock after this offering or the perception that such issuances could occur.

Our management will have broad discretion with respect to the use of the proceeds resulting from the issuance of common stock under the At-The-Market offering program.

Our management has significant flexibility in applying the net proceeds we expect to receive from the issuance of common stock under the Equity Distribution Agreements. We intend to use the net proceeds from this offering for general corporate purposes, which may include repaying debt, including our revolving credit facility. However, because the net proceeds are not required to be allocated to any specific investment or transaction, you cannot determine at this time the value or propriety of our application of the net proceeds, and you may not agree with our decisions. In addition, our use of the net proceeds from this offering may not yield a significant return or any return at all. The failure by our management to apply these funds effectively could have an adverse effect on our financial condition, results of operations or the trading price of our common stock.

Our international expansion may subject us to different or greater risk from those associated with our domestic operations.

We hold an interest in a joint venture property that operates in Canada and we may pursue additional expansion and development opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

•	adverse effects of changes in exchange rates for foreign currencies;

•	changes in foreign political and economic environments, regionally, nationally, and locally;

•	challenges of complying with a wide variety of foreign laws including corporate governance, operations, taxes, and litigation;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages and difficulties that arise in enforcing such contracts;

•	differing lending practices;

•	differing employment and labor issues;

•	changes in applicable laws and regulations in the United States that affect foreign operations;

•	difficulties in managing international operations;

•	obstacles to the repatriation of earnings and cash;

•	obstacles to hiring appropriately trained staff; and

•	differences in cultures including adapting practices and strategies that have been successful in the U.S. student housing business to retail needs and expectations in new markets

Although our international activities currently are a relatively small portion of our business, to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

Even if we remain qualified as a REIT, we may face other tax liabilities that have a material and adverse effect on us.

 Even if we continue to qualify for taxation as a REIT, we may be subject to certain federal, state, local, and foreign taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state, local, or foreign income, property and transfer taxes. Any of these taxes would cause our operating costs to increase, and therefore our business, financial condition and results of operations could be materially and adversely affected.

In particular, various services provided at our properties are not permitted to be provided directly by the Operating Partnership, but must be provided through TRSs that are treated as fully taxable corporations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Articles of Amendment to Articles of Amendment and Restatement of the Company, effective April 25, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013).
10.1*	Waiver of Required Lenders and Administrative Agent, dated as of April 8, 2013, by Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto.
10.2*	Waiver of Required Lenders and Administrative Agent, dated as of June 28, 2013, by Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

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

     Dated: July 30, 2013

CAMPUS CREST COMMUNITIES, INC.
By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

3.1	Articles of Amendment to Articles of Amendment and Restatement of the Company, effective April 25, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013).
10.1*	Waiver of Required Lenders and Administrative Agent, dated as of April 8, 2013, by Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto.
10.2*	Waiver of Required Lenders and Administrative Agent, dated as of June 28, 2013, by Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_____________________________

* Filed herewith.

