Form 10-Q
period 2013-09-30
Campus Crest Communities, Inc.
filed 2013-10-30
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2013
Common Stock, $0.01 par value per share	64,510,382 shares

CAMPUS CREST COMMUNITIES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMPUS CREST COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Investment in real estate, net:
Student housing properties	$771,467	$669,387
Accumulated depreciation	(115,817)	(97,820)
Development in process	69,023	50,781
Investment in real estate, net	724,673	622,348
Investment in unconsolidated entities	323,268	22,555
Cash and cash equivalents	22,835	5,970
Restricted cash	8,169	3,902
Student receivables, net of allowance for doubtful accounts of $1,827 and $121, respectively	3,625	2,193
Notes receivable	31,700	-
Cost and earnings in excess of construction billings	32,749	23,077
Other assets, net	37,733	16,275
Total assets	$1,184,752	$696,320

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans	$240,571	$218,337
Line of credit and other debt	247,188	75,375
Accounts payable and accrued expenses	57,297	45,634
Construction billings in excess of cost and earnings	1,799	49
Other liabilities	15,423	12,023
Total liabilities	562,278	351,418
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 50,000,000 and 10,000,000 shares authorized:
8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 2,300,000 issued and outstanding at September 30, 2013 and December 31, 2012	23	23
Common stock, $0.01 par value, 500,000,000 and 90,000,000 shares authorized, 64,512,286 and 38,558,048 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	645	386
Additional common and preferred paid-in capital	678,505	377,180
Accumulated deficit and distributions	(61,510)	(37,047)
Accumulated other comprehensive income (loss)	88	(58)
Total Campus Crest Communities, Inc. stockholders' equity	617,751	340,484
Noncontrolling interests	4,723	4,418
Total equity	622,474	344,902
Total liabilities and equity	$1,184,752	$696,320

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenues:
Student housing rental	$24,496	$21,449	$70,960	$57,160
Student housing services	972	934	2,934	2,430
Development, construction and management services	14,778	12,103	40,573	43,162
Total revenues	40,246	34,486	114,467	102,752
Operating expenses:
Student housing operations	11,381	10,123	33,438	27,631
Development, construction and management services	14,028	11,374	38,343	40,260
General and administrative	2,424	1,972	8,076	6,517
Transaction costs	247	-	835	-
Ground leases	54	54	162	163
Depreciation and amortization	6,126	5,799	19,224	17,528
Total operating expenses	34,260	29,322	100,078	92,099
Equity in earnings of unconsolidated entities	1,302	86	3,608	283
Operating income	7,288	5,250	17,997	10,936

Nonoperating income (expense):
Interest expense, net	(3,091)	(2,623)	(8,764)	(8,395)
Change in fair value of interest rate derivatives	-	(57)	(73)	(160)
Other income (expense)	696	-	1,494	(75)
Gain on purchase of previously unconsolidated entities	-	6,554	-	6,554
Total nonoperating income (expense), net	(2,395)	3,874	(7,343)	(2,076)
Net income before income taxes	4,893	9,124	10,654	8,860
Income tax (expense) benefit	(40)	(74)	306	(330)
Net income	4,853	9,050	10,960	8,530
Net income attributable to noncontrolling interests	26	61	51	38
Dividends on preferred stock	1,150	1,150	3,450	2,964
Net income attributable to common stockholders	$3,677	$7,839	$7,459	$5,528

Net income per share attributable to common stockholders - basic and diluted:	$0.06	$0.20	$0.13	$0.16

Weighted-average common shares outstanding:
Basic	64,518	38,479	58,461	33,514
Diluted	64,953	38,915	58,896	33,950

Distributions per common share	$0.165	$0.16	$0.495	$0.48

Condensed consolidated statements of comprehensive income :
Net income	$4,853	$9,050	$10,960	$8,530
Foreign currency translation	88	-	88	-
Change in fair value of interest rate derivatives	-	100	59	221
Comprehensive income	4,941	9,150	11,107	8,751
Comprehensive income attributable to noncontrolling interests	26	61	51	40
Dividends on preferred stock	1,150	1,150	3,450	2,964
Comprehensive income attributable to common stockholders	$3,765	$7,939	$7,606	$5,747

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Campus Crest Communities, Inc. Stockholders' Equity
	Series A		Additional		Accumulated
	Cumulative		Common and	Accumulated	Other
	Redeemable	Common	Preferred Paid-	Deficit and	Comprehensive	Total Stockholders'	Noncontrolling	Total
	Preferred Stock	Stock	in Capital	Distributions	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2012	$23	$386	$377,180	$(37,047)	$(58)	$340,484	$4,418	$344,902
Net proceeds of sale of common stock	-	255	299,446	-	-	299,701	-	299,701
Issuance of restricted stock	-	4	(4)	-	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	1,883	-	-	1,883	468	2,351
Dividends on preferred stock	-	-	-	(3,450)	-	(3,450)		(3,450)
Dividends on common stock	-	-	-	(31,922)	-	(31,922)	-	(31,922)
Dividends to noncontrolling interests	-	-	-	-	-	-	(215)	(215)
Change in fair value of interest rate derivatives	-	-	-	-	58	58	1	59
Foreign currency translation	-	-	-	-	88	88	-	88
Net income	-	-	-	10,909	-	10,909	51	10,960
Balance at September 30, 2013	$23	$645	$678,505	$(61,510)	$88	$617,751	$4,723	$622,474

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Operating activities:
Net income	$10,960	$8,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,224	17,528
Impairment of damaged assets	3,312	-
Amortization of deferred financing costs	1,089	2,341
Gain on purchase of previously unconsolidated entities	-	(6,554)
Loss on disposal of assets	-	149
Provision for bad debts	1,835	1,345
Equity in (earnings) loss of unconsolidated entities	(3,608)	135
Distributions of earnings from unconsolidated entities	305	237
Share-based compensation expense	2,352	762
Changes in operating assets and liabilities:
Restricted cash	(723)	(1,876)
Student receivables	(3,270)	(1,966)
Construction billings	(7,922)	(6,429)
Accounts payable and accrued expenses and other liabilities	19,528	5,293
Other	(10,698)	3,447
Net cash provided by operating activities	32,384	22,942
Investing activities:
Investments in development in process	(102,928)	(84,174)
Investments in student housing properties	(7,835)	(6,074)
Insurance proceeds received for damaged assets	1,000	-
Acquisitions of previously unconsolidated entities, net of cash acquired	-	(15,877)
Acquisitions of student housing properties, net of cash acquired	(13,801)	-
Investments in unconsolidated entities	(300,889)	(3,072)
Capital distributions from unconsolidated entities	4,098	2,994
Issuance of notes receivable	(31,700)	-
Other capital expenditures	(12,122)	(980)
Change in restricted cash	(3,544)	-
Net cash used in investing activities	(467,721)	(107,183)
Financing activities:
Proceeds from mortgage and construction loans	35,730	79,121
Repayments of mortgage and construction loans	(13,496)	(76,722)
Proceeds from line of credit and other debt	189,376	43,900
Repayments of line of credit and other debt	(18,182)	(66,078)
Debt issuance costs	(863)	(1,028)
Dividends paid to common stockholders	(36,399)	(14,858)
Dividends paid to preferred stockholders	(3,450)	(2,006)
Dividends to noncontrolling interests	(215)	(211)
Proceeds from sale of preferred stock	-	57,500
Proceeds from sale of common stock	312,736	75,573
Payment of offering costs	(13,035)	(5,701)
Net cash provided by financing activities	452,202	89,490
Net change in cash and cash equivalents	16,865	5,249
Cash and cash equivalents at beginning of period	5,970	10,735
Cash and cash equivalents at end of period	$22,835	$15,984

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$8,398	$7,820
Cash paid for income taxes	145	571

Non-cash investing and financing activity:
Common and preferred stock dividends declared but not paid	$11,687	$6,002
Assumption of mortgage debt related to purchase of previously unconsolidated entities	-	27,299
Change in payables related to dividends to common and preferred stockholders and noncontrolling interest	4,477	2,206
Change in payables related to capital expenditures	1,194	1,781
Change in payables related to investment in unconsolidated entities	6,588	2,893

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

 As of September 30, 2013, we owned interests in 45 operating student housing Grove properties containing approximately 9,038 apartment units and 24,640 beds. Thirty-five of our Grove properties are wholly-owned and ten of our Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE") or HSRE and Brandywine Realty Trust ("Brandywine"). As of September 30, 2013, we also owned interests in 35 operating student housing Copper Beech (see Note 4) properties, containing approximately 6,242 units and 16,645 beds and one wholly owned redevelopment property containing approximately 382 units and 629 beds. Our portfolio consists of the following:

	Properties in	Properties Under
	Operation	Construction (1)
Wholly owned Grove properties	35	3
Joint Venture Grove properties	10	4
Total Grove Properties	45	7
CB Portfolio(2)	35	1
Total Portfolio(3)	80	8

(1)
For delivery in the 2014-2015 academic year, consolidated entities under construction include. The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota and The Grove at Mt. Pleasant, Michigan. For delivery in the 2014-2015 academic year, joint venture Grove properties under construction include evo at Cira Centre South, Pennsylvania, The Grove at Louisville, Kentucky, The Grove at Greensboro, North Carolina, and evo à Square Victoria, Montreal.

(2)	We amended our agreement with Copper Beech (defined in Note 4) to assume a 67% ownership in 28 properties instead of a 48% ownership in 35 properties subsequent quarter end. See Note 4.

(3)	The re-development of our 100% owned property in Toledo, OH, which was acquired in March 2013, is excluded. We expect to announce more details on the redevelopment in 2014. See Note 4.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as well as instructions to Form 10-Q, and represent our financial position, results of operations and cash flows. Third party equity interests in the Operating Partnership are reflected as noncontrolling interests in our condensed consolidated financial statements. We also have interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of our student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.8 million and $2.3 million was capitalized during the three and nine months ended September 30, 2013, respectively, and interest totaling approximately $0.6 million and $2.0 million was capitalized during the three and nine months ended September 30, 2012, respectively.

We capitalize costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts we capitalize all direct costs and indirect costs that have been incurred as a result of the development. These costs include interest, related loan fees, and property taxes as well as other direct and indirect costs. We capitalize interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are capitalized. Indirect costs not clearly related to acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred. Capitalized indirect costs associated with our development activities were $2.1 million and $6.5 million for the three and nine months ended September 30, 2013, respectively, and $1.9 million and $5.1 million for the three and nine months ended September 30, 2012, respectively. All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

Pre-development costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or if we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and expenses any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such expenses are included within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2013 and December 31, 2012, we have deferred approximately $9.1 million and $8.1 million, respectively, in pre-development costs related to development projects for which construction has not commenced. In addition to the deferred pre-development costs, as of September 30, 2013 and December 31, 2012, there are costs associated with seven land parcels that could be used for the development of seven properties (within either our wholly-owned portfolio or as contributions to joint venture projects) with an aggregate bed count ranging from approximately 3,000 to 3,500. These costs are included in development in process on the accompanying condensed consolidated balance sheets.

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Management assesses whether there has been impairment in the value of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of investment in real estate is measured by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the property. The estimation of future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment reducing the carrying value of our long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is recorded as an impairment charge. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary. As of September 30, 2013, we recorded an impairment of approximately $3.3 million related to a fire at The Grove at Pullman, Washington (see Note 3) and damage at The Grove at Wichita, Kansas with a corresponding receivable which is presented in other assets in the accompanying condensed consolidated balance sheets.

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

Real Estate Ventures

We hold interests in our properties, both under development and in operation, through interests in both consolidated and unconsolidated real estate ventures. We assess our investments in real estate ventures to determine if a venture is a Variable Interest Entity (“VIE”). We consolidate entities that are VIEs and for which we are determined to be the primary beneficiary. In instances where we are not the primary beneficiary, we do not consolidate the entity for financial reporting purposes. Entities that are not defined as VIEs are consolidated where we are the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control.

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

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Segments

We have identified two reportable business segments: (i) student housing operations and (ii) development, construction and management services. We evaluate the performance of our operating segments based on operating income. All inter-segment sales pricing is based on current market conditions. Operating segments that do not individually meet the aggregation criteria may be combined with other operating segments that do not individually meet the aggregation criteria to form a separate reportable segment. Unallocated corporate amounts include general expenses associated with managing our two reportable operating segments.

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

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, notes receivable, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans and the line of credit and other debt. The carrying value of cash, cash equivalents, restricted cash, student receivables, and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The carrying value of our notes receivable are representative of their fair value due to the recent date of origination. The estimated fair value of the line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of mortgages and construction loans and other debt are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages and construction loans or comparable instruments. The fair values of mortgage and construction loans and other debt are disclosed in Note 6.

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

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains (losses) on derivative instruments and foreign currency translation adjustments. Comprehensive income (loss) is presented in the accompanying condensed consolidated statements of operations and comprehensive income (loss), and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.

Restricted Cash

As of September 30, 2013, we held approximately $3.5 million in escrow in accordance with an agreement made by us and certain sellers of the CB Portfolio (defined in Note 4). These funds are to be used to consummate our remaining ownership interests in our acquisition of 48.0% of the CB Portfolio. See Note 4.

Restricted cash also includes $4.6 million of escrow accounts held by lenders, for the purpose of paying taxes, insurance and funding capital improvements. These funds are held in interest bearing accounts.

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

Foreign Currency

Transactions denominated in foreign currencies are recorded in local currency at actual exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet dates are reported at the rates of exchange prevailing at those dates. Any gains or losses arising on monetary assets and liabilities from a change in exchange rates subsequent to the date of the transaction have been included in costs and expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2013, we were exposed to only one foreign currency, the Canadian Dollar.  The aggregate transaction gains and losses included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013 were not significant.

The financial statements of certain equity method investees and certain foreign subsidiaries are translated from their respective local currencies into U.S. dollars using current and historical exchange rates. Translation adjustments resulting from this process are reported separately and accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) in the accompanying condensed consolidated balance sheets. Upon sale or liquidation of our investments, the translation adjustment would be reported as part of the gain or loss on sale or liquidation.

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Insurance Recoveries

Insurance recoveries are amounts due or received under our applicable insurance policies for asset damage and business interruption relating to the fire at The Grove at Pullman, Washington (see Note 3) or from damage at The Grove at Wichita, Kansas. We have recorded a receivable in connection with asset damage of approximately $3.3 million based on preliminary estimates which is included in other assets within the condensed consolidated balance sheets, fully offsetting the recognized $3.3 million impairment. Business interruption recovery is recorded when realized and included as a reduction within student housing operations expenses within the condensed consolidated statements of operations.  For the nine months ended September 30, 2013, we recognized $0.9 million of business interruption recovery.

3. Student Housing Properties

The following is a summary of our student housing properties, net for the periods presented (in thousands):

	September 30,	December 31,
	2013	2012
Land	$64,302	$53,984
Buildings and improvements	641,796	552,984
Furniture, fixtures and equipment	65,369	62,419
	771,467	669,387

Less: accumulated depreciation	(115,817)	(97,820)
	$655,650	$571,567

In March 2013, we acquired a 100% ownership in Campus Crest at Toledo, Ohio resulting in an increase to our student housing properties (see Note 4).

In July 2013, we experienced a fire at The Grove at Pullman, Washington, a property under construction, which resulted in a partial loss of the property. While no assurances can be given, after taking into account our existing insurance coverage, we believe that the damages sustained as a result of this fire will not have a material adverse effect on our financial position or results of operations.

4. Business Acquisitions

Copper Beech Acquisition

In February 2013, we entered into purchase and sale agreements to acquire a 48.0% interest in a portfolio of 35 student housing properties, one undeveloped land parcel and corporate office building held by the members of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC ("CBTC PA", together with CBTC, "Copper Beech" or the "Sellers") (the “CB Portfolio”), and a fully integrated platform and brand with management, development and construction teams, for an initial purchase price of approximately $230.2 million, including the repayment of $106.7 million of debt, with the remaining 52.0% interest in the CB Portfolio to be held by certain of the current members of CBTC and CBTC PA, (the “CB Investors”). Pursuant to our 48.0% interest in the CB Portfolio, we have entered into a purchase and sale agreement (the “Purchase Agreement”), and related transactions, with the members of CBTC and CBTC PA, to acquire in steps a 36.3% interest in the CB Portfolio. We have also entered into a purchase and sale agreement with certain investors in the CB Portfolio who are not members of Copper Beech (the “Non-Member Investors”) to acquire the interests in the CB Portfolio held by such Non-Member Investors (the “Non-Member Purchase Agreement”). Pursuant to the Non-Member Purchase Agreement, we agreed to acquire approximately an 11.7% interest in the CB Portfolio from the Non-Member Investors. We refer to this transaction as the “CB Portfolio Acquisition.”

The CB Portfolio consists of 35 student housing properties and Copper Beech’s corporate office building in State College, Pennsylvania. The CB Portfolio consists primarily of townhouse units located in eighteen geographic markets in the United States across thirteen states, with 30 of the 35 student housing properties having been developed by Copper Beech. As of September 30, 2013, the CB Portfolio comprised approximately 6,242 rentable units with approximately 16,645 rentable beds. The student housing properties have an average age of approximately 7.2 years. For the year ended December 31, 2012, the average monthly total revenue per occupied bed was approximately $470.

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 Our investment in the CB Portfolio entitles us to a preferred payment of $13.0 million for the first year of our investment and 48% of remaining operating cash flows. In connection with the CB Portfolio Acquisition, we loaned approximately $31.7 million to the CB Investors. The loan has an interest rate of 8.5% per annum and a term of three years, and was secured by the CB Investors’ interests in six unencumbered properties in the CB Portfolio (see Amendment to Copper Beech Purchase Agreement below for further discussion).

We recognized approximately $1.5 million and $3.6 million in equity in earnings of Copper Beech as well as approximately $0.7 million and $1.4 million in interest income from the loan to the CB Investors for the three and nine months ended September 30, 2013, respectively. Additionally, we recognized approximately $0.7 million of transaction expenses related to the CB Portfolio Acquisition and incurred $16.8 million of costs which were included in our investment basis in Copper Beech for the nine months ended September 30, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenues	$40,246	$34,486	$114,467	$102,752

Net income	4,690	10,113	10,858	11,230
Net income attributable to common stockholders	3,514	8,902	7,357	8,228

Net income per share attributable to common stockholders - basic and diluted:	$0.05	$0.14	$0.11	$0.14

Weighted-average common shares outstanding:
Basic	64,518	64,009	64,446	59,044
Diluted	64,953	64,445	64,881	59,480

Amendment to Copper Beech Purchase Agreement

On September 30, 2013 and effective subject to the receipt of required third party consents, we entered into an Amendment (the “Amendment”) to the Purchase Agreement. As consideration for entering into the Amendment, we have agreed to pay to the CB Investors $4.0 million.

Pursuant to the terms of the Amendment, following receipt of required third party consents, we will transfer our 48.0% interest in five properties in the Copper Beech Portfolio (Copper Beech Auburn, Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Oak Hill and Copper Beech Statesboro Phase 1) back to the CB Investors and defer the acquisition of the two Phase II development properties (Cooper Beech Mt. Pleasant Phase 2 and Cooper Beech Statesboro Phase 2) until August 18, 2014 as consideration for an additional 19.0% interest in each of the remaining 30 properties in the Copper Beech Portfolio (the “Initial Copper Beech Properties”). Following the transfer of such properties, we will hold a 67.0% interest in each of 30 properties in the Copper Beech Portfolio, with the CB Investors holding the remaining 33.0% interest. In addition, under the terms of the Amendment, we have the option, exercisable from March 18, 2014 through August 18, 2014, to acquire an 18.0% interest in each of the seven properties whose acquisition is being deferred (collectively, the “Deferred Copper Beech Properties”), which will entitle us to 33.0% of the operating cash flows of such Deferred Copper Beech Properties. The purchase price for the exercise of this option is approximately $16.9 million. In order to exercise this option, we must also exercise the option to acquire an additional 18.0% interest in the Initial Copper Beech Properties, which is described below.

Both we and the CB Investors hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operation. As such, we hold a noncontrolling interest in the CB Portfolio and accordingly apply the equity method of accounting.

The Amendment also amends our options, but not obligations, to acquire additional interests in the Copper Beech Portfolio as follows:

⋅      Beginning March 18, 2014 through August 18, 2014, we have the option to acquire an additional 18.0% interest in the Initial Copper Beech Properties, increasing our aggregate interest in such properties to 85.0%, which will entitle us to 100% of the operating cash flows of the Initial Copper Beech Properties. The aggregate purchase price for the exercise of this purchase option is approximately $93.5 million plus debt repayment of approximately $21.0 million.

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

⋅      Through May 2015, we have the option to acquire an additional 3.9% interest in the Initial Copper Beech Properties and an additional 70.9% interest in the Deferred Copper Beech Properties, increasing our aggregate interest in all 37 properties in the Copper Beech Portfolio to 88.9%, which will entitle us to 100% of the operating cash flows of the Initial Copper Beech Properties and the Deferred Copper Beech Properties. The aggregate purchase price for the exercise of this purchase option is approximately $100.7 million plus debt repayment of approximately $19.0 million.

⋅      Through May 2016, we have the option to acquire an additional 11.1% interest in the Copper Beech Portfolio, increasing our aggregate interest to 100%. The aggregate purchase price for the exercise of this purchase option is approximately $53.4 million.

As previously disclosed, if we elect to exercise any of the purchase options, we are not obligated to exercise any subsequent purchase options. In the event we do not elect to exercise a purchase option, we will lose the right to exercise future purchase options. If the first purchase option is not exercised, we will be entitled to a 48.0% interest in all 37 properties in the CB Portfolio and will be entitled to 48.0% of operating cash flows and 45.0% of the proceeds of any sale of any portion of the CB Portfolio. If the first purchase option is exercised but the second purchase option is not exercised, we will be entitled to a 75.0% interest in all 37 properties in the CB Portfolio and will be entitled to 75.0% of operating cash flows and 70.0% of the proceeds of any sale of any portion of the CB Portfolio. If the second purchase option is exercised but the third purchase option is not exercised, we will retain our 88.9% interest in the CB Portfolio and will be entitled to 88.9% of both operating cash flows and the proceeds of any sale of any portion of the CB Portfolio.

In connection with the Amendment, in October 2013, the Sellers repaid the entire principal balance of $31.7 million outstanding under the loans previously provided by us.

Toledo, Ohio Acquisition

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
$13,801

Montreal, Quebec Acquisition

In July 2013, we entered into a joint venture, DCV Holdings, LP (“DCV Holdings”) with Beaumont Partners SA (“Beaumont”) to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for approximately $60.0 million. The joint venture intends to convert the property into an upscale student housing tower featuring a mix of single and double units serving McGillUniversity, Concordia University and L’Ecole de Technologie.

5. Investment in Unconsolidated Entities

We have investments in real estate ventures with HSRE, Copper Beech, and Beaumont that we do not consolidate. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties. Both we and our joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operation. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

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

We are the guarantor of the construction and mortgage debt of our joint ventures with HSRE. Details of our unconsolidated investments at September 30, 2013 are presented in the following table (dollars in thousands):

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

							Debt
								Weighted
				Number of Properties				Average
	Our		Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership		Founded	Operations	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	49.9%		2009	3	-	$10,751	$32,980	2.68%	(1)	11/09/2013 – 1/09/2014
HSRE-Campus Crest IV, LLC	20.0%		2011	1	-	2,271	16,893	5.75%	(2)	12/1/2013
HSRE-Campus Crest V, LLC	10.0%		2011	3	-	3,297	45,670	2.90%	(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%		2012	3	-	7,226	32,994	2.55%	(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%		2013	-	1	12,427	-	n/a		n/a
HSRE-Campus Crest X, LLC	30.0%		2013	-	2	7,420	-	n/a		n/a
CB Portfolio	47.2%	(3)	2013	35	1	241,821	478,474	5.57%	(4)	10/01/2013 – 10/01/2020
DCV Holdings, LP	20.0%		2013	-	1	38,055	-	n/a		n/a
Total Unconsolidated Entities				45	5	$323,268	$607,011	5.05%

(1)    Variable interest rates.
(2)    Comprised of one fixed rate loan.
(3)    At September 30, 2013, our effective interest in the CB Portfolio was 47.2%. As of October 1, 2013, our interest in the Copper Beech portfolio was amended as noted below in the Amendment to Copper Beech Purchase Agreement.
(4)    Comprised of fixed rate debt with the exception of the construction loan borrowings related to the 2013 phase II deliveries

The following is a summary of the combined financial position of our unconsolidated entities with HSRE and DCV Holdings in their entirety, not only our interest in the entities, including provisional fair value balances that are subject to our allocation analyses and appraisals, for the periods presented (amounts in thousands):

	September 30,	December 31,
	2013	2012
Assets
Student housing properties, net	$326,956	$143,108
Other assets	17,883	40,154
Total assets	$344,839	$183,262

Liabilities and Equity
Mortgage and construction loans	$128,537	$92,456
Other liabilities	42,337	30,402
Owners' equity	173,965	60,404
Total liabilities and owners' equity	$344,839	$183,262

Company's share of historical owners' equity	$33,163	$14,078
Preferred investment(1)	49,521	11,828
Net difference in carrying value of investment versus net book value of underlying net assets(2)	(1,237)	(3,351)
Carrying value of investment in unconsolidated entities	$81,447	$22,555

(1)    As of September 30, 2013, we held aggregate Class B interests in The Grove at Greensboro, The Grove at Louisville, Kentucky, The Grove at San Angelo, Texas, The Grove at Indiana, Pennsylvania, and The Grove at Conway, Arkansas of approximately $16.5 million, entitling us to a 9.0% return on our investment, as well as a Class A interest in DCV Holdings of $33.0 million, entitling us to a 5.22% return on our investment. As of December 31, 2012, we held aggregate Class B interests in The Grove at San Angelo, Texas, The Grove at Indiana, Pennsylvania, and The Grove at Conway, Arkansas of approximately $11.8 million. These preferred interests entitle us to a return on our investment but otherwise do not change our effective ownership interest in these properties.
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

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the financial position of our unconsolidated entity with Copper Beech in its entirety, not only our interest in the entity, including provisional fair value balances that are subject to our allocation analyses and appraisals, for the periods presented (amounts in thousands):

September 30,
2013
Assets
Student housing properties, net	$953,835
Intangible assets	7,230
Other assets	9,557
Total assets	$970,622

Liabilities and Equity
Mortgage and construction loans	$515,859
Other liabilities	20,073
Owners' equity	434,690
Total liabilities and owners' equity	$970,622

Company's share of historical owners' equity	$225,181
Net difference in carrying value of investment versus net book value of underlying net assets(1)	16,640
Carrying value of investment in unconsolidated entity	$241,821

(1)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the capitalization of additional investment in the unconsolidated entity.

The following is a summary of the combined operating results for our unconsolidated entities with HSRE and DCV Holdings in their entirety, not only our interest in the entities, including results based on the provisional fair value adjustments that are subject to our allocation analyses and appraisals, for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$6,341	$4,162	$15,922	$13,337
Expenses:
Operating expenses	3,070	2,159	8,327	7,242
Interest expense	1,260	1,091	3,553	3,790
Depreciation and amortization	1,592	1,134	4,298	3,555
Other expenses	4,571	-	4,588	-
Total expenses	10,493	4,384	20,766	14,587
Net loss	$(4,152)	$(222)	$(4,844)	$(1,250)

Company’s share of net income (loss)(1)	$(650)	$(20)	$(658)	$(135)
Income on preferred investments	479	106	684	418
Equity in earnings of unconsolidated entities	$(171)	$86	$26	$283

(1)    Amount differs from net loss multiplied by our ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level and elimination of management fees.

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the combined operating results for our unconsolidated entity, Copper Beech, in its entirety, not only our interest in the entity, including results based on the provisional fair value adjustments  that are subject to our allocation analyses and appraisals, for the periods presented (in thousands):

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013

Revenues	$22,899	$49,400
Expenses:
Operating expenses	10,023	19,841
Interest expense	6,943	15,352
Depreciation and amortization	9,304	22,363
Other expenses	818	1,848
Total expenses	27,088	59,404
Net loss	$(4,189)	$(10,004)

Company’s share of net income (loss)(1)	$1,473	$3,582

(1)
Amount differs from net loss multiplied by our ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level and our preferred payment.

6. Debt

The following is a summary of our mortgage and construction notes payable, the Credit Facility (defined below) and other debt for the periods presented (amounts in thousands):

	September 30,	December 31,
	2013	2012
Fixed-rate mortgage loans	$165,846	$166,706
Variable-rate mortgage loans	-	12,635
Construction loans	74,725	38,996
Line of credit	210,500	72,000
Other debt	36,688	3,375
	$487,759	$293,712

The estimated fair value of our fixed and variable rate mortgage loans, construction loans and other debt at September 30, 2013 and December 31, 2012 was approximately $277.1 million and $227.3 million, respectively (Level 2). These estimated fair values were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The weighted average interest rate for all borrowings was 3.35% and 3.99% at September 30, 2013 and December 31, 2012, respectively.

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

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Face Amount	Principal Outstanding at 9/30/2013	Principal Outstanding at 12/31/2012	Stated Interest Rate	Interest Rate at 9/30/2013	Maturity Date (1)	Amortization
Construction loans
The Grove at Orono	$15,206	$14,243	$10,506	LIBOR + 250 bps	2.68%	6/30/2014	Interest only
The Grove at Auburn	16,294	13,157	13,157	LIBOR + 295 bps	3.13%	7/22/2014	Interest only
The Grove at Flagstaff	19,842	19,330	15,331	Prime + 25 bps / LIBOR + 250 bps	2.68%	12/9/2014	Interest only
The Grove at Muncie	14,567	11,252	1	LIBOR + 225 bps	2.43%	7/3/2015	Interest only	(2)
The Grove at Slippery Rock	17,961	-	-	Base Rate + 115 bps / LIBOR + 215 bps	2.33%	6/21/2016	Interest only
The Grove at Fort Collins	19,073	16,744	1	LIBOR + 225 bps	2.43%	7/13/2015	Interest Only
The Grove at Pullman	16,016	-	-	LIBOR + 220 bps	2.38%	9/5/2015	Interest Only
Mortgage loans
The Grove at Huntsville	-	-	12,635	LIBOR + 250 bps	N/A		Interest only
The Grove at Milledgeville	16,250	15,897	16,041	6.12%	6.12%	10/1/2016	30 years	(3)
The Grove at Carrollton and The Grove at Las Cruces	29,790	29,144	29,408	6.13%	6.13%	10/11/2016	30 years
The Grove at Asheville	14,800	14,548	14,684	5.77%	5.77%	4/11/2017	30 years	(3)
The Grove at Ellensburg	16,125	16,125	16,125	5.10%	5.10%	9/1/2018	30 years	(3)
The Grove at Nacogdoches	17,160	17,160	17,160	5.01%	5.01%	9/1/2018	30 years	(3)
The Grove at Greeley	15,233	15,233	15,233	4.29%	4.29%	10/1/2018	30 years	(4)
The Grove at Clarksville	16,350	16,350	16,350	4.03%	4.03%	7/1/2022	30 years	(4) (5)
The Grove at Columbia	23,775	23,288	23,605	3.83%	3.83%	7/1/2022	30 years	(6)
The Grove at Statesboro	18,100	18,100	18,100	4.01%	4.01%	1/1/2023	30 years	(3)
		$240,571	$218,337

(1)
For the construction loans, the maturity date is the stated maturity date in the respective loan agreements, which can be extended for an additional one to two years, subject to the satisfaction of certain conditions, depending on the loan.

(2)	The project was funded from our Revolving Credit Facility (defined below) through September 30, 2013.
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

(6)	Loan requires monthly payments of principal and interest, plus certain reserve and escrows, until maturity when all principal is due.

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

  Our ability to borrow under the Amended Credit Facility is subject to our ongoing compliance with a number of customary financial covenants, including:

•	a maximum leverage ratio of not greater than 0.60:1.00;

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

⋅	a minimum fixed charge coverage ratio of not less than 1.50:1.00;
⋅	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of not less than 66.67%;
⋅	a maximum secured recourse debt ratio of not greater than 20%;
⋅	a minimum tangible net worth of not less than the sum of $330,788,250plus an amount equal to 75% of the net proceeds of any additional equity issuances; and
⋅	a maximum secured debt ratio of not greater than 50% through February 17, 2013 and not greater than 45% on any date thereafter.

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

As of September 30, 2013, we had approximately $160.5 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of September 30, 2013, we had approximately $27.5 million in borrowing capacity under our Revolving Credit Facility, and amounts borrowed under the facility will be due at its maturity on January 8, 2017, subject to a one-year extension, which we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

As of September 30, 2013, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

Other Debt

In June 2013, we entered into a $33.4 million (Canadian dollar $35.0 million) unsecured note payable in connection with our acquisition of a hotel in Montreal, Quebec, Canada. The note payable provides for interest-only payments at a variable interest rate equal to the Canadian Dealer Offered Rate (“CDOR”), which was 1.22% at September 30, 2013, plus a spread of 1.70% through its maturity date on December 27, 2013. This facility has two, three-month extension options, subject to lender approval, and is included in line of credit and other debt in the accompanying condensed consolidated balance sheets.

In October 2013, we closed a private offering of $100.0 million of unsecured 4.75% exchangeable senior notes ("Exchangeable Senior Notes") due October 15, 2018. See Note 14.

7. Derivative Instruments and Hedging Activities

We use variable rate debt to finance our construction of student housing properties. These debt obligations expose us to variability in cash flows due to fluctuations in interest rates. We use derivative instruments to limit variability for a portion of our interest payments and to manage exposure to interest rate risk.

As of September 30, 2013 and December 31, 2012, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying condensed consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the derivative instruments we entered into for the periods presented (in thousands):

	As of September 30, 2013				September 30, 2013		December 31, 2012
Derivative	Notional	Receive	Pay or	Maturity
Agreement	Amount	Rate	Strike Rate	Date	Asset	Liability	Asset	Liability
Interest rate cap	$100,000	1 Month LIBOR	2.50%	January 2014	$-	$-	$-	$-
Interest rate cap	50,000	1 Month LIBOR	2.50%	January 2014	-	-	-	-
Interest rate cap	50,000	1 Month LIBOR	2.50%	January 2014	-	-	-	-
Interest rate cap	18,762	1 Month LIBOR	1.25%	April 2013	-	-	-	-
Interest rate swap	18,762	1 Month LIBOR	1.39%	April 2013	-	-	-	(73)
					$-	$-	$-	$(73)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$-	$(7)	$-	$(55)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$-	$(107)	$(58)	$(176)
Amount of gain (loss) recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$-	$(2)	$-	$(3)

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The table below details the gain or loss recognized in earnings for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Losses on derivative instruments	$(2)	$(3)	$(5)	$(3)

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
September 30, 2013
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

Computations of basic and diluted income (loss) per share for the periods presented are as follows (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Basic earnings:
Net income attributable to common stockholders	$3,677	$7,839	$7,459	$5,528
Diluted earnings:
Net income attributable to common stockholders	$3,677	$7,839	$7,459	$5,528
Add: net income attributable to noncontrolling interests	26	61	51	38
Net income attributable to common stockholders and participating securities	$3,703	$7,900	$7,510	$5,566

Weighted average common shares outstanding:
Basic	64,518	38,479	58,461	33,514
Incremental shares from assumed conversion — OP units	435	436	435	436
Diluted	64,953	38,915	58,896	33,950

Basic net income per share	$0.06	$0.20	$0.13	$0.16
Diluted net income per share	$0.06	$0.20	$0.13	$0.16

9. Equity

Preferred Stock

Our 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) ranks senior to our common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of our affairs. We pay cumulative dividends on the Series A Preferred Stock from the date of original issue at a rate of 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of 3,800,000 shares (see Note 14).

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

 In June 2013, we implemented an At-The-Market offering program under which we may sell at market price up to $100.0 million in shares of the Company’s common stock over the term of the program. At September 30, 2013, we have not issued and sold any shares under this program.

 As of September 30, 2013, there were approximately 64.9 million OP Units outstanding, of which approximately 64.5 million, or 99.3%, were owned by us and approximately 0.4 million, or 0.7%, were owned by other partners, including certain of our executive officers. As of September 30, 2013, the fair market value of the OP Units not owned by us was $4.7 million, based on a market value of $10.80 per unit, which was the closing stock price of shares of our common stock on the NYSE on September 30, 2013.

 The following is a summary of changes in the shares of our common stock for the periods shown (in thousands):

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Common shares at beginning of period	38,558	30,710
Issuance of common shares	25,530	7,475
Issuance of restricted shares	496	376
Forfeiture of restricted shares	(72)	(1)
Common shares at end of period	64,512	38,560

The following is a summary of changes in the number of OP Units for the periods shown (in thousands):

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
OP Units at beginning of period	436	436
Redemption of OP Units	(1)	-
OP Units at end of period	435	436

Dividends and Distributions

For the three months ended September 30, 2013 and 2012, we declared dividends of $0.165 and $0.16 per share, respectively, totaling approximately $10.7 million and $6.2 million, respectively.

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 On July 23, 2013, our Board of Directors declared a third quarter 2013 dividend of $0.165 per share of common stock and OP Unit. The dividends were paid on October 9, 2013, to stockholders of record on September 25, 2013. At September 30, 2013, we accrued approximately $10.7 million related to our common stock dividend in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

 On July 23, 2013, our Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the third quarter of 2013. The preferred stock dividend was paid on October 15, 2013, to stockholders of record on September 25, 2013. At September 30, 2013, we accrued approximately $1.0 million related to our preferred stock dividend in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

10. Incentive Plans

We have adopted the 2010 Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. The aggregate number of awards approved under the Incentive Plan is 2.5 million. As of September 30, 2013, and December 31, 2012, approximately 0.3 million and 1.2 million shares, respectively, were available for issuance under the Incentive Plan.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a three or five year period and are subject to restriction based upon continued service on our Board of Directors.

At September 30, 2013, total unrecognized compensation cost related to restricted stock awards was approximately $7.4 million and is expected to be recognized over a remaining weighted average period of 1.4 years. During the three and nine months ended September 30, 2013 we recognized stock compensation expense of approximately $0.8 million and $2.3 million, respectively, net of vesting forfeitures of approximately $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2012 we recognized stock compensation expense of approximately $0.4 million and $1.2 million, respectively, net of vesting forfeitures of zero and $0.3 million, respectively. During the three and nine months ended September 30, 2013 we capitalized stock compensation expense of approximately $0.1 million and $0.7 million, respectively, and during the three and nine months ended September 30, 2012, we capitalized stock compensation expense  of approximately $0.1 million and $0.2 million, respectively, in the accompanying condensed consolidated financial statements.

Restricted OP Units

At September 30, 2013, total unrecognized compensation cost related to restricted OP Units was approximately $26,000 and is expected to be recognized over a remaining weighted average period of 0.1 years. During the three and nine months ended September 30, 2013 we recognized stock compensation expense related to the vesting of restricted OP Units of approximately $0.2 million and $0.5 million, respectively and during the three and nine months ended September 30, 2012, we recognized stock compensation expense related to the vesting of restricted OP Units of approximately $0.2 million and $0.5 million, respectively, in the accompanying condensed consolidated financial statements. During the three and nine months ended September 30, 2013 we capitalized stock compensation expense related to restricted OP Units of approximately $0.1 million and $0.3 million, respectively and during the three and nine months ended September 30, 2012, we capitalized stock compensation expense related to restricted OP Units of approximately $0.1 million and $0.3 million, respectively, in the accompanying condensed consolidated financial statements.

The following is a summary of our plan activity for the period shown (in thousands, except weighted average grant price):

	Restricted			Weighted
	Common	Restricted OP		Average
	Stock	Units	Total	Grant Price
Unvested balances at December 31, 2012	438	50	488	$11.07
Granted	497	-	497	12.65
Vested	(143)	-	(143)	12.41
Forfeited	(72)	-	(72)	12.79
Unvested balances at September 30, 2013	720	50	770	$11.68

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. Related Party Transactions

We lease aircraft from entities in which two of our executive officers have an ownership interest. For the three and nine months ended September 30, 2013 we incurred travel costs to these entities of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2012 we incurred travel costs to these entities of $0.1 million and $0.2 million, respectively.

During the first quarter of 2013 we entered into a services agreement with a related party to provide insurance products to residents at our properties.

In conjunction with the Copper Beech transaction, we entered into a management agreement with Copper Beech, where Copper Beech will provide management services for Campus Crest at Toledo. For the three and nine months ended September 30, 2013, we incurred an immaterial amount of fees related to this agreement.

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

 The following tables set forth our segment information for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Student Housing Operations:
Revenues from external customers	$25,468	$22,383	$73,894	$59,590
Operating expenses	17,508	15,921	52,446	45,306
Operating income	7,960	6,462	21,448	14,284
Nonoperating expenses	(2,636)	(2,466)	(7,716)	(7,595)
Net income	5,324	3,996	13,732	6,689
Net income attributable to noncontrolling interest	36	38	116	64
Net income attributable to common stockholders	$5,288	$3,958	$13,616	$6,625
Depreciation and amortization	$5,887	$5,727	$18,593	$17,319
Total segment assets at end of period	$1,114,089	$636,911	$1,114,089	$636,911

Development, Construction and Management Services:
Revenues from external customers	$14,778	$12,103	$40,573	$43,162
Intersegment revenues	27,670	19,844	80,243	65,368
Total revenues	42,448	31,947	120,816	108,530
Operating expenses	41,335	32,015	116,131	105,361
Operating income	1,113	(68)	4,685	3,169
Nonoperating (income) expenses	-	(10)	-	(10)
Net income	1,113	(78)	4,685	3,159
Net income (loss) attributable to noncontrolling interest	7	(1)	38	30
Net income attributable to common stockholders	$1,106	$(77)	$4,647	$3,129
Depreciation and amortization	$1	$22	$110	$67
Total segment assets at end of period	$41,363	$36,525	$41,363	$36,525
Reconciliations:
Total segment revenues	$67,916	$54,330	$194,710	$168,120
Elimination of intersegment revenues	(27,670)	(19,844)	(80,243)	(65,368)
Total consolidated revenues	$40,246	$34,486	$114,467	$102,752

Segment operating income	$9,073	$6,394	$26,133	$17,453
Interest expense	(3,091)	(2,623)	(8,764)	(8,395)
Change in fair value of interest rate derivatives	-	(57)	(73)	(160)
Net unallocated expenses and eliminations	(3,087)	(1,230)	(11,744)	(6,800)
Equity in earnings of unconsolidated entities	1,302	86	3,608	283
Other income (expense)	696	6,554	1,494	6,479
Income tax (expense) / benefit	(40)	(74)	306	(330)
Net income (loss)	$4,853	$9,050	$10,960	$8,530

Total segment assets	$1,155,452	$673,436	$1,155,452	$673,436
Unallocated corporate assets and eliminations	29,300	5,782	29,300	5,782
Total assets at end of period	$1,184,752	$679,218	$1,184,752	$679,218

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At September 30, 2013, management does not anticipate any material deviations from schedule and does not anticipate having to terminate services for the development projects currently in progress.

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

On July 3, 2012, we and certain of our subsidiaries along with the architect, the structural engineer and certain of our subcontractors were named as defendants in a lawsuit filed with the 250th Judicial District Court of Travis County in Austin, Texas. The lawsuit arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured. The plaintiffs allege, among other things, negligence on the part of the defendants in the design, construction, planning, operation and management of The Grove at Denton and seek actual and exemplary damages. The plaintiffs’ initial complaint did not specify the amount of damages; however, on April 2, 2013, we received a demand from the plaintiffs for damages in the amount of $30 million. The parties attended mediation on August 27, 2013, but no resolution was reached. The trial is currently scheduled to begin February 10, 2014. Due to the pendency of our defense, it is not possible to determine or predict the outcome of the lawsuit. We intend to defend the lawsuit vigorously and, while no assurances can be given, after taking into account our existing insurance coverage, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations. No amounts have been accrued at September 30, 2013.

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

14. Subsequent Events

In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of 3,800,000 shares, including 400,000 shares issued and sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares of the Series A Preferred Stock. The shares of Series A Preferred Stock were issued at a public offering price of $25.0611 per share, resulting in net proceeds of approximately $91.7 million, after deducting the underwriting discount and other estimated offering expenses of approximately $3.5 million.

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In October 2013, the Operating Partnership completed a private offering of $100.0 million of Exchangeable Senior Notes due October 15, 2018. Interest on the Exchangeable Senior Notes is payable semi-annually on April 15 and October 15, beginning April 15, 2014. Upon exchange of the Exchangeable Senior Notes, the Operating Partnership will deliver cash, shares of Campus Crest common stock, or a combination of both at an initial exchange rate of 79.6020 shares per $1,000 principal amount of Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $12.56 per share of Campus Crest common stock). The Exchangeable Senior Notes may not be redeemed prior to the maturity date. At any time prior to July 15, 2018, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the Exchangeable Senior Notes, to settle all of its future exchange obligation entirely in shares of Campus Crest common stock. The Exchangeable Senior Notes rank equally in right of payment to all other unsecured debt and are subordinated in right of payment to all secured debt, liabilities, and preferred equity of our subsidiaries.

We used the net proceeds from these offerings for the repayment of debt, development funding and working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, references to “we,” “us,” “our,” the “Company” and “Campus Crest” refer to Campus Crest Communities, Inc. and our consolidated subsidiaries, including Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”), except where the context otherwise requires.

Forward-looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•
the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion of Financial Condition and Results of Operations,” the factors discussed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, set forth under "Item 1A. Risk Factors";

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

29

•
events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing, including financing for development and construction activities;

•	the credit quality and ability and willingness to pay amounts owed of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract and retain, qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	development and construction costs and timing;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts ("REIT")); and

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

Overview

We are a self-managed, self-administered and vertically-integrated REIT focused on developing, building, owning and managing a diversified portfolio of high-quality, residence life focused student housing properties. We operate our business through the Operating Partnership and our subsidiaries. We derive substantially all of our revenue from student housing rental, student housing services, construction, development services and management services. As of September 30, 2013, we owned the sole general partnership interest, 99.3% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”), and all of the outstanding preferred units of limited partnership interest in the Operating Partnership.

We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, residence life focused student housing properties in the United States, based on beds owned and under management. As of September 30, 2013, we owned interests in 45 operating student housing Grove properties containing approximately 9,038 apartment units and 24,640 beds. Thirty-five of our operating Grove properties are wholly-owned and ten of our Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE"). As of September 30, 2013, we also owned interests in Copper Beech (see "CB Portfolio Acquisition" section below) and one wholly-owned redevelopment property. As of September 30, 2013, our portfolio consisted of the following:

	Properties in			Number	Number
	Operation	Ownership		of Units	of Beds
Wholly owned Grove properties	35	100.0%		6,952	18,908
Joint venture Grove properties:
HSRE I	3	49.9%		544	1,508
HSRE IV	1	20.0%		216	584
HSRE V	3	10.0%		662	1,856
HSRE VI	3	20.0%		664	1,784
Total Grove properties	45			9,038	24,640

CB Portfolio	35	47.2%	(1)	6,242	16,645

Total Portfolio(2)	80			15,280	41,285

(1)    At September 30, 2013, our effective interest in the CB Portfolio (defined below) was 47.2%. As of October 1, 2013, our interest in the Copper Beech portfolio was amended as noted below in the Amendment to Copper Beech Purchase Agreement.

(2)  The re-development of our 100% owned property in Toledo, OH is excluded. We expect to announce more details on the redevelopment in 2014.

As of September 30, 2013, the average occupancy for our 45 Grove properties was approximately 89.3% and the average monthly total revenue for the three months ended September 30, 2013 per occupied bed was approximately $511. Our operating Grove properties are located in 18 states, contain modern apartment units with many resort-style amenities, and have an average age of approximately 3.6 years as of September 30, 2013. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We have developed, built and managed substantially all of our wholly-owned properties and several of our unconsolidated, joint venture properties, which are based upon a common prototypical residential building design. We believe that our use of this prototypical building design, which we have built approximately 675 times at 45 of our student housing properties (approximately 15 of such residential buildings comprise one student housing property), allows us to efficiently deliver a uniform and proven student housing product in multiple markets. All of our operating properties (other than those in the CB portfolio as defined below and Toledo) operate under The Grove® brand, and we believe that our brand and the associated lifestyle are effective differentiators that create higher visibility and appeal for our properties within their markets both with the student as well as the universities we serve.

In addition to our existing properties, we actively seek organic growth opportunities. We commenced building eight new student housing properties in 2013, one of which is owned by a joint venture with HSRE and Brandywine in which we own a 30% interest and act as the co-developer, one of which is owned by a joint venture with Beaumont in which we own a 20% interest, two of which are owned by a joint venture with HSRE in which we own a 30% interest, one of which is being built by Copper Beech in which our interest is commensurate with the remainder of the Copper Beech portfolio, and three of which are wholly-owned by us. We commenced construction on The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, and The Grove at Mt. Pleasant, Michigan during the third quarter of 2013. The following is a summary of these developments:

Project	Location	Primary University Served	Ownership		Units	Beds	Estimated Project Cost (1)	Scheduled Opening for Occupancy
Wholly Owned:
The Grove at Slippery Rock	Slippery Rock, PA	Slippery Rock University	100.0%		201	603	29.9	August 2014
The Grove at Grand Forks	Grand Forks, ND	University of North Dakota	100.0%		224	600	28.2	August 2014
The Grove at Mt. Pleasant, MI	Mt. Pleasant, MI	Central Michigan University	100.0%		216	584	24.1	August 2014
Joint Venture:
The Grove at Greensboro	Greensboro, NC	University of North Carolina at Greensboro	30.0%		216	584	27.3	August 2014

The Grove at Louisville	Louisville, KY	University of Louisville	30.0%		252	654	38.3	August 2014
evo at Cira Centre South	Philadelphia, PA	University of Pennsylvania/ Drexel University	30.0%		344	850	158.5	August 2014

Copper Beech at Ames	Ames, IA	Iowa State University	47.2%	(2)	214	636	30.2	August 2014
evo à Square Victoria	Montreal, Quebec	McGill University/ Concordia University/ L'Ecole de Technologie	20.0%		711	1,200	90.0	August 2014
					2,378	5,711	$426.5

(1)	Estimated project cost amounts are in millions.
(2)
As of September 30, 2013, our interest in the Copper Beech portfolio is 47.2%.  As of October 1, 2013, our interest in the Copper Beech portfolio was amended as noted below in the Amendment to Copper Beech Purchase Agreement.  Ownership in Copper Beech at Ames will be consistent with the amendment.

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

The CB Portfolio consists of 35 student housing properties, one undeveloped land parcel in Charlotte, North Carolina, and Copper Beech’s corporate office building in State College, Pennsylvania. The CB Portfolio consists primarily of townhouse units located in eighteen geographic markets in the United States across thirteen states, with 30 of the 35 student housing properties having been developed by Copper Beech. As of September 30, 2013, the CB Portfolio comprised approximately 6,242 rentable units with approximately 16,645 rentable beds. The student housing properties have an average age of approximately 7.2 years. As of September 30, 2013, the average occupancy for the student housing properties was approximately 96.1%. For the year ended December 31, 2012, the average monthly total revenue per occupied bed was approximately $470. The following table presents certain summary information about the properties in the CB Portfolio:

Property	Primary University	Units	Beds

Copper Beech I—State College	Penn State University	59	177
Copper Beech II—State College	Penn State University	87	257
Oakwood—State College	Penn State University	48	144
Oak Hill—State College(1)	Penn State University	106	318
Northbrook Greens—State College	Penn State University	166	250
Parkway Plaza—State College	Penn State University	429	633
IUP Phase I—Indiana	Indiana University of Pennsylvania	95	239
IUP Phase II—Indiana	Indiana University of Pennsylvania	72	172
IUP Buy—Indiana	Indiana University of Pennsylvania	43	74
Radford, VA	Radford University	222	500
Klondike—Purdue	Purdue University	219	486
Baywater—Purdue	Purdue University	137	488
Bloomington, IN	Indiana University	107	297
CMU Phase I—Mount Pleasant, MI	Central Michigan University	204	632
CMU Phase II—Mount Pleasant, MI(1)	Central Michigan University	119	256
Fresno, CA	California State University at Fresno	178	506
Bowling Green Phase I	Bowling Green University	128	400
Bowling Green Phase II	Bowling Green University	72	216
Allendale Phase I	Grand Valley State University	206	614
Allendale Phase II	Grand Valley State University	82	290
Columbia, MO	University of Missouri	214	654
Statesboro, GA Phase I(1)	Georgia Southern University	246	754
Statesboro, GA Phase II(1)	Georgia Southern University	82	262
Colonial Crest—Bloomington, IN	Indiana University	206	402
Kalamazoo Phase I(1)	Western Michigan University	256	784
Kalamazoo Phase II(1)	Western Michigan University	115	340
Columbia, SC Phase I	University of South Carolina	278	824
Columbia, SC Phase II	University of South Carolina	72	178
Morgantown, WV	West Virginia University	335	920
Harrisonburg, VA	James Madison University	414	1,218
Grand Duke	James Madison University	120	124
Greenville, NC	East Carolina University	439	1,232
Auburn, AL(1)	Auburn University	271	754
San Marcos, TX Phase I	Texas State University	273	840
San Marcos, TX Phase II	Texas State University	142	410
Total - CB Portfolio		6,242	16,645
(1) As of September 30, 2013, our effective ownership in these properties was reduced to 0.0%. See section below Amendment to Copper Beech Purchase Agreement for additional discussion.

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

As discussed above, on March 18, 2013, we invested approximately $121.4 million, consisting of approximately $47.1 million for the acquisition of equity interests and approximately $74.3 million for the repayment of debt, in six properties in the CB Portfolio. We recognized approximately $1.6 million and $3.7 million in equity in earnings of Copper Beech as well as approximately $0.7 million and $1.5 million in interest income from the loan to the CB Investors for the three and nine months ended September 30, 2013, respectively. Additionally, for the nine months ended September 30, 2013, we recognized approximately $0.7 million of transaction expenses related to the CB Portfolio Acquisition and incurred $16.8 million of costs which were included in our investment basis in Copper Beech.

Amendment to Copper Beech Purchase Agreement

On September 30, 2013 and effective subject to the receipt of required third party consents, we entered into an Amendment (the “Amendment”) to the Purchase Agreement. As consideration for entering into the Amendment, we have agreed to pay to the CB Investors $4.0 million.

Pursuant to the terms of the Amendment, following receipt of required third party consents, we will transfer our 48.0% interest in five properties in the Copper Beech Portfolio (Copper Beech Auburn, Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Oak Hill and Copper Beech Statesboro Phase 1) back to the CB Investors and defer the acquisition of the two Phase II development properties (Cooper Beech Mt. Pleasant Phase 2 and Cooper Beech Statesboro Phase 2) until August 18, 2014 as consideration for an additional 19.0% interest in each of the remaining 30 properties in the Copper Beech Portfolio (the “Initial Copper Beech Properties”). Following the transfer of such properties, we will hold a 67.0% interest in each of 30 properties in the Copper Beech Portfolio, with the CB Investors holding the remaining 33.0% interest. In addition, under the terms of the Amendment, we have the option, exercisable from March 18, 2014 through August 18, 2014, to acquire an 18.0% interest in each of the seven properties whose acquisition is being deferred (collectively, the “Deferred Copper Beech Properties”), which will entitle us to 33.0% of the operating cash flows of such Deferred Copper Beech Properties. The purchase price for the exercise of this option is approximately $16.9 million. In order to exercise this option, we must also exercise the option to acquire an additional 18.0% interest in the Initial Copper Beech Properties, which is described below.

Both we and the CB Investors hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operation. As such, we hold a noncontrolling interest in the CB Portfolio and accordingly apply the equity method of accounting.

The Amendment also amends our options, but not obligations, to acquire additional interests in the Copper Beech Portfolio as follows:

•      Beginning March 18, 2014 through August 18, 2014, we have the option to acquire an additional 18.0% interest in the Initial Copper Beech Properties, increasing our aggregate interest in such properties to 85.0%, which will entitle us to 100% of the operating cash flows of the Initial Copper Beech Properties. The aggregate purchase price for the exercise of this purchase option is approximately $93.5 million plus debt repayment of approximately $21.0 million.

•      Through May 2015, we have the option to acquire an additional 3.9% interest in the Initial Copper Beech Properties and an additional 70.9% interest in the Deferred Copper Beech Properties, increasing our aggregate interest in all 37 properties in the Copper Beech Portfolio to 88.9%, which will entitle us to 100% of the operating cash flows of the Initial Copper Beech Properties and the Deferred Copper Beech Properties. The aggregate purchase price for the exercise of this purchase option is approximately $100.7 million plus debt repayment of approximately$19.0 million.

•      Through May 2016, we have the option to acquire an additional 11.1% interest in the Copper Beech Portfolio, increasing our aggregate interest to 100%. The aggregate purchase price for the exercise of this purchase option is approximately $53.4 million.

As previously disclosed, if we elect to exercise any of the purchase options, we are not obligated to exercise any subsequent purchase options. In the event we do not elect to exercise a purchase option, we will lose the right to exercise future purchase options. If the first purchase option is not exercised, we will be entitled to a 48.0% interest in all 37 properties in the CB Portfolio and will be entitled to 48.0% of operating cash flows and 45.0% of the proceeds of any sale of any portion of the CB Portfolio. If the first purchase option is exercised but the second purchase option is not exercised, we will be entitled to a 75.0% interest in all 37 properties in the CB Portfolio and will be entitled to 75.0% of operating cash flows and 70.0% of the proceeds of any sale of any portion of the CB Portfolio. If the second purchase option is exercised but the third purchase option is not exercised, we will retain our 88.9% interest in the CB Portfolio and will be entitled to 88.9% of both operating cash flows and the proceeds of any sale of any portion of the CB Portfolio.

In connection with the Amendment, the Sellers repaid the entire principal balance of $31.7 million outstanding under the loans previously provided by us.

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

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. We opened our first student housing property in Asheville, North Carolina in 2005 for the 2005-2006 academic year. We subsequently opened three additional properties in 2006 for the 2006-2007 academic year, six additional properties in 2007 for the 2007-2008 academic year and nine additional properties in 2008 for the 2008-2009 academic year. In 2009, we opened one additional property that was consolidated by our predecessor and four additional properties that are owned by a real estate venture in which we have a noncontrolling interest. In August 2010, we opened three additional properties for the 2010-2011 academic year that are owned by a real estate venture in which we have a noncontrolling interest. Concurrent with our initial public offering and related formation transactions in October 2010, we purchased the noncontrolling interest in one of the properties owned by this real estate venture. In December 2011, we purchased the controlling interest in two properties that were opened in August 2010. In August 2011, we opened four wholly owned properties and an additional two properties that are owned in real estate ventures in which we have a noncontrolling interest. In July 2012, we purchased the controlling interest in two properties that were opened in August 2010 and August 2011. In August 2012 and September 2012, we opened three wholly-owned properties and an additional three properties that are owned in real estate ventures in which we have a noncontrolling interest. In March 2013, we acquired one wholly-owned property not built by us. Due to the continuous growth of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and "same-store" operations, which we believe provides a more meaningful indicator of comparative historical performance.

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

Management Services. In addition to our wholly owned properties, all of which are managed by us (other than our property in Toledo, Ohio) we also provide management services to unconsolidated joint ventures in which we have an ownership interest. We recognize management fees from these entities as earned in accordance with the property management agreement with these entities, as adjusted to eliminate our proportionate ownership of each entity.

Our Relationship With HSRE

We are a party to active joint venture arrangements with Harrison Street Real Estate Capital ("HSRE"), a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of September 30, 2013, we have developed 15 properties and are in the process of developing three additional properties in partnership with HSRE, including one joint venture project where we are partners with both HSRE and Brandywine Realty Trust.

HSRE I. Our first joint venture with HSRE, HSRE-Campus Crest I, LLC ("HSRE I"), indirectly owned 100% of the interests in the following three properties at September 30, 2013: The Grove at Conway, Arkansas, The Grove at Lawrence, Kansas and The Grove at San Angelo, Texas. On July 5, 2012, we completed the purchase of HSRE's 50.1% interest in The Grove at Moscow, Idaho which was included in HSRE I prior to that date. On December 29, 2011, we completed the purchase of HSRE's 50.1% interests in The Grove at Huntsville, Texas and The Grove at Statesboro, Georgia which were included in HSRE I prior to that date. At September 30, 2013 we owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%. Prior to the Offering and the Formation Transactions, on October 19, 2010, HSRE I indirectly owned a 100% interest in a seventh property, The Grove at San Marcos, Texas. Prior to March 26, 2010, we owned a 10% interest in HSRE I and HSRE owned the remaining 90%.

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

HSRE VI. In March 2012, we entered into a joint venture with HSRE, HSRE-Campus Crest VI, LLC ("HSRE VI"), to develop and operate additional purpose-built student housing properties. HSRE VI completed three new student housing properties in August 2013 for the 2013-2014 academic year. The properties, located in Norman, Oklahoma, State College, Pennsylvania and Indiana, Pennsylvania, contain an aggregate of approximately 1,784 beds and have an estimated cost of approximately $83.2 million. We own a 20% interest in this joint venture and affiliates of HSRE own the balance.

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

HSRE IX. In January 2013, we entered into a joint venture with HSRE and Brandywine, HSRE-Campus Crest IX, LLC ("HSRE IX"), to develop and operate additional purpose-built student housing properties. HSRE IX is currently building one new student housing property, evo at Cira Centre South, with completion targeted for the 2014-2015 academic year. The property, located in the University City submarket of Philadelphia, Pennsylvania, will contain approximately 850 beds and has an estimated cost of approximately $158.5 million. We own a 30% interest in this joint venture, Brandywine owns 30% and affiliates of HSRE own the balance.

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

We amended HSRE’s right of first opportunity, originally granted with respect to HSRE I, to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested an aggregate $50 million in HSRE IV, HSRE V, HSRE VI, HSRE IX and HSRE X or caused HSRE IV, HSRE V, HSRE VI, HSRE IX and HSRE X to decline three development opportunities in any calendar year. As of September 30, 2013, HSRE had funded approximately $50 million of the $50 million right of first opportunity. The terms of this joint venture do not prohibit us from developing a wholly owned student housing property for our own account.

Our Relationship With Beaumont

In July 2013, we entered into a joint venture, DCV Holdings, LP (“DCV Holdings”) with Beaumont Partners SA (“Beaumont”) to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for approximately Canadian dollar $60.0 million. The joint venture intends to convert the property into an upscale student housing tower featuring a mix of single and double units serving McGill University, Concordia University and L’Ecole de Technologie.

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

Unlike traditional multi-family housing, most of our leases commence on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminates at the completion of the last summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season, which typically begins each October and ends in September of the following year. For the 2013-2014 and 2012-2013 academic years, we had approximately 41.7% and 41.9%, respectively, of our current tenants renew their previous lease for the upcoming term.

Development, Construction and Management Services

The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. In particular, we entered into joint ventures HSRE IX and HSRE X (described above) that are currently building three student housing properties with completion targeted for the 2014-2015 academic year. We will receive fees for providing development and construction services to HSRE X and receive management fees for managing properties once they are placed in service. We will share in the receipt of fees for providing development services to HSRE IX and share in the receipt of management fees for managing the property owned by HSRE IX once it is placed in service. No assurance can be given that HSRE IX or HSRE X will be successful in developing student housing properties as currently contemplated or those currently under construction.

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

In June 2013, we implemented an At-The-Market offering program under which we may sell at market price up to $100.0 million in shares of the Company’s common stock over the term of the program. At September 30, 2013, we have not issued and sold any shares under this program.

In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of 3,800,000 shares, including 400,000 shares issued and sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares of the Series A Preferred Stock. The shares of Series A Preferred Stock were issued at a public offering price of $25.0611 per share, for net proceeds of approximately $91.7 million, after deducting the underwriting discount and other estimated offering expenses of approximately $3.5 million.

In October 2013, the Operating Partnership completed a private offering of $100.0 million of unsecured 4.75% exchangeable senior notes (the "Exchangeable Senior Notes") due October 15, 2018. Interest on the Exchangeable Senior Notes is payable semi-annually on April 15 and October 15, beginning April 15, 2014. Upon exchange of the notes, the Operating Partnership will deliver cash, shares of Campus Crest common stock, or a combination of both at an initial exchange rate of 79.6020 shares per $1,000 principal amount of Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $12.56 per share of Campus Crest common stock). The Exchangeable Senior Notes may not be redeemed prior to the maturity date. At any time prior to July 15, 2018, the operating partnership may irrevocably elect, in its sole discretion without the consent of the holders of the notes, to settle all of its future exchange obligation entirely in shares of Campus Crest common stock. The Exchangeable Senior Notes rank equally in right of payment to all other unsecured debt and are subordinated in right of payment to all secured debt, liabilities, and preferred equity of our subsidiaries.

We used the net proceeds from these offerings for the repayment of debt, development funding and working capital purposes.

Results of Operations

Comparison of the three and nine months ended September 30, 2013 and 2012

The following table presents our results of operations for the three months ended September 30, 2013 and 2012, including the amount and percentage change in these results between the periods:

	Three Months Ended
	September 30,	September 30,
	2013	2012	Change ($)	Change (%)
Revenues:
Student housing rental	$24,496	$21,449	$3,047	14%
Student housing services	972	934	38	4%
Development, construction and management services	14,778	12,103	2,675	22%

Total revenues	40,246	34,486	5,760	17%

Operating expenses:
Student housing operations	11,381	10,123	1,258	12%
Development, construction and management services	14,028	11,374	2,654	23%
General and administrative	2,424	1,972	452	23%
Transaction costs	247	-	247	N/A
Ground leases	54	54	-	0%
Depreciation and amortization	6,126	5,799	327	6%

Total operating expenses	34,260	29,322	4,938	17%

Equity in earnings of unconsolidated entities	1,302	86	1,216	1414%

Operating income	7,288	5,250	2,038	39%

Nonoperating income (expense):
Interest expense, net	(3,091)	(2,623)	(468)	18%
Change in fair value of interest rate derivatives	-	(57)	57	N/A
Gain on purchase of previously unconsolidated entities	-	6,554	(6,554)	N/A
Other income	696	-	696	N/A

Total nonoperating expense, net	(2,395)	3,874	(6,269)	-162%

Net income before income taxes	4,893	9,124	(4,231)	-46%

Income tax expense	(40)	(74)	34	-46%

Net income	4,853	9,050	(4,197)	-46%

Net income (loss) attributable to noncontrolling
interests	26	61	(35)	-57%
Dividends on preferred stock	1,150	1,150	-	0%

Net income (loss) attributable to common stockholders	$3,677	$7,839	$(4,162)	-53%

The following table presents our results of operations for the nine months ended September 30, 2013 and 2012, including the amount and percentage change in these results between the periods:

	Nine Months Ended
	September 30,	September 30,
	2013	2012	Change ($)	Change (%)
Revenues:
Student housing rental	$70,960	$57,160	$13,800	24%
Student housing services	2,934	2,430	504	21%
Development, construction and management services	40,573	43,162	(2,589)	-6%

Total revenues	114,467	102,752	11,715	11%

Operating expenses:
Student housing operations	33,438	27,631	5,807	21%
Development, construction and management services	38,343	40,260	(1,917)	-5%
General and administrative	8,076	6,517	1,559	24%
Transaction costs	835	-	835	N/A
Ground leases	162	163	(1)	-1%
Depreciation and amortization	19,224	17,528	1,696	10%

Total operating expenses	100,078	92,099	7,979	9%
Equity in earnings of unconsolidated entities	3,608	283	3,325	1175%

Operating income	17,997	10,936	7,061	65%

Nonoperating income (expense):

Interest expense, net	(8,764)	(8,395)	(369)	4%
Change in fair value of interest rate derivatives	(73)	(160)	87	-54%
Gain on purchase of previously unconsolidated entities	-	6,554	(6,554)	N/A
Other income (expense)	1,494	(75)	1,569	-2092%

Total nonoperating expense, net	(7,343)	(2,076)	(5,267)	254%

Net income (loss) before income tax benefit (expense)	10,654	8,860	1,794	20%

Income tax benefit (expense)	306	(330)	636	-193%

Net income (loss)	10,960	8,530	2,430	29%

Net income (loss) attributable to noncontrolling
interests	51	38	13	34%
Dividends on preferred stock	3,450	2,964	486	16%

Net income (loss) attributable to common stockholders	$7,459	$5,528	$1,931	35%

Student Housing Operations

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $3.1 million and operating expenses in the student housing operations segment increased by approximately $1.3 million during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase in revenues was primarily due to the opening of three new properties in August 2012, the acquisitions of The Grove at Valdosta, Georgia and The Grove at Moscow, Indiana in July 2012, the acquisition of Campus Crest at Toledo in March 2013, the opening of two new properties in August 2013, The Grove at Muncie, Idaho and The Grove at Fort Collins, Colorado and the opening of the undamaged portion of a new property in August 2013 due to a fire at The Grove at Pullman, Washington (see Note 3 to the accompany condensed consolidated financial statements) as well as increases in occupancy and monthly revenue per bed at our "same store" properties.  The increase in operating expenses was primarily due to the aforementioned activity.

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $14.3 million and operating expenses in the student housing operations segment increased by approximately $5.8 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase in revenues was primarily due to the opening of three new properties in August 2012, the acquisitions of The Grove at Valdosta, Georgia and The Grove at Moscow, Idaho in July 2012, the acquisition of Campus Crest at Toledo in March 2013, the opening of two new properties in August 2013, The Grove at Muncie, Indiana and The Grove at Fort Collins, Colorado and the opening of the undamaged portion of a new property in August 2013 due to a fire at The Grove at Pullman, Washington (see Note 3 to the accompany condensed consolidated financial statements) as well as increases in occupancy and monthly revenue per bed at our "same store" properties. The increase in operating expenses was primarily due to the aforementioned activity.

New Property Operations. In August 2012, we began operations at The Grove at Auburn, Alabama, The Grove at Flagstaff, Arizona, and The Grove at Orono, Maine which contributed approximately $2.0 million of NOI ($3.1 million of revenues and $1.1 million of operating expenses) for the three months ended September 30, 2013 compared to $1.4 million of NOI ($1.7 million of revenues and $0.3 million of operating expenses) for the three months ended September 30, 2012. In July 2012, we acquired the remaining ownership interests in The Grove at Valdosta, Georgia and The Grove at Moscow, Idaho which contributed approximately $0.9 million of NOI ($1.5 million of revenues and $0.6 million of operating expenses) for the three months ended September 30, 2013, compared to approximately $0.9 million of NOI ($1.5 million of revenues and $0.6 million of operating expenses) for the three months ended September 30, 2012. Prior to the acquisition of these interests, we accounted for our ownership in these properties under the equity method. In March 2013, we acquired Campus Crest at Toledo which contributed approximately $0.08 million of NOI ($0.46 million of revenues and $0.38 million of operating expenses) for the three months ended September 30, 2013, compared to no contribution for the three months ended September 30, 2012.  In August 2013, we began operation at The Grove at Muncie, Indiana, The Grove at Fort Collins, Colorado, The Grove at Flagstaff II, Arizona, and partial operation at The Grove at Pullman, Washington which contributed, approximately $1.6 million of NOI ($2.3 million of revenues and $0.7 million of operating expenses) for the three months ended September 30, 2013, compared to no contribution for the three months ended September 30, 2012.

The Grove at Auburn, Alabama, The Grove at Flagstaff, Arizona, and The Grove at Orono, Maine contributed approximately $5.7 million of NOI ($9.2 million of revenues and $3.5 million of operating expenses) for the nine months ended September 30, 2013 compared to approximately $1.5 million of NOI ($1.8 million of revenues and $0.3 million of operating expenses) for the nine months ended September 30, 2012. In July 2012, we acquired the remaining ownership interests in The Grove at Valdosta, Georgia and The Grove at Moscow, Idaho which contributed approximately $2.7 million of NOI ($4.5 million of revenues and $1.8 million of operating expenses) for the nine months ended September 30, 2013, compared to approximately $0.9 million of NOI ($1.5 million of revenues and $0.6 million of operating expenses) for the nine months ended September 30, 2012. Prior to the acquisition of these interests, we accounted for our ownership in these properties under the equity method. In March 2013, we acquired Campus Crest at Toledo, Ohio which contributed approximately $0.4 million of NOI ($1.2 million of revenues and $0.8 million of operating expenses) for the nine months ended September 30, 2013, compared to no contribution for the nine months ended September 30, 2012.  In August 2013, we began operation at The Grove at Muncie, Indiana, The Grove at Fort Collins, Colorado, The Grove at Flagstaff II, Arizona, and partial operation at The Grove at Pullman, Washington which contributed, approximately $1.6 million of NOI ($2.3 million of revenues and $0.7 million of operating expenses) for the nine months ended September 30, 2013, compared to no contribution for the nine months ended September 30, 2012.

"Same-Store" Property Operations. Our 27 “same-store” properties contributed approximately $9.4 million of NOI ($18.8 million of revenues and $9.4 million of operating expenses) for the three months ended September 30, 2013, as compared to approximately $9.8 million of NOI ($19.0 million of revenues and $9.2 million of operating expenses) for the three months ended September 30, 2012. The decrease in revenue at our “same-store” properties was due to a decrease in the average occupancy to approximately 90.6% for the three months ended September 30, 2013 from approximately 91.5% for the three months ended September 30, 2012 and a decrease in average monthly revenue per occupied bed (“RevPOB”) to $497 for the three months ended September 30, 2013 from $500 for the three months ended September 30, 2012. Same store property operating expense remained flat across both periods.

Our 27 “same-store” properties contributed approximately $29.9 million of NOI ($56.9 million of revenues and $27.0 million of operating expenses) for the nine months ended September 30, 2013, as compared to approximately $29.4 million of NOI ($56.2 million of revenues and $26.8 million of operating expenses) for the nine months ended September 30, 2012. The increase in revenue at our “same-store” properties was due to an increase in the average occupancy to approximately 91.1% for the nine months ended September 30, 2013 from approximately 90.6% for the nine months ended September 30, 2012 and an increase in RevPOB to $500 for the nine months ended September 30, 2013 from $496 for the nine months ended September 30, 2012. Same store property operating expense remained flat across both periods.

The following is a reconciliation of our net income (loss) attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Net income attributable to common stockholders	$3,677	$7,839	$7,459	$5,528
Net income attributable to noncontrolling interests	26	61	51	38
Preferred stock dividends	1,150	1,150	3,450	2,964
Income tax (benefit) expense	40	74	(306)	330
Gain on purchase of previously unconsolidated entities	-	(6,554)	-	(6,554)
Other (income) expense	(696)	-	(1,494)	75
Change in fair value of interest rate derivatives	-	57	73	160
Interest expense, net	3,091	2,623	8,764	8,395
Equity in earnings of unconsolidated entities	(1,302)	(86)	(3,608)	(283)
Depreciation and amortization	6,126	5,799	19,224	17,528
Ground lease expense	54	54	162	163
General and administrative expense	2,424	1,972	8,076	6,517
Transaction costs	247	-	835	-
Development, construction and management services expenses	14,028	11,374	38,343	40,260
Development, construction and management services revenues	(14,778)	(12,103)	(40,573)	(43,162)
Total NOI	$14,087	$12,260	$40,456	$31,959
Same store properties NOI	$9,439	$9,849	$29,868	$29,472
New properties NOI	$4,142	$2,411	$9,783	$2,487
Toledo and Pullman NOI	$506	$-	$805	$-

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment did not change significantly during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest.

Revenues and operating expenses in the development, construction and management services segment decreased by approximately $0.7 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. The decrease in development, construction and management services revenue and operating expenses was primarily due to a decrease in the volume of unconsolidated service activity during the nine months ended September 30, 2013, compared to the same period in 2012.

Our ability to generate revenue and expenses related to future development and construction projects will depend upon our ability to enter into and provide services to existing or new joint ventures, as well as our proportionate ownership of any such joint ventures.

General and Administrative

General and administrative expenses increased from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013 by approximately $0.5 million and $1.6 million, respectively, primarily due to an increase in the number of employees and professional fees resulting from our growth.

Transaction Costs

We recognized approximately $0.7 million in transaction costs related to the CB Portfolio Acquisition and approximately $0.1 million in transaction costs and travel related to the acquisition of the Toledo, Ohio property for the nine months ended September 30, 2013. See Note 4 to the accompanying condensed consolidated financial statements. We capitalized approximately $16.8 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment for the nine months ended September 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $0.3 million and $1.7 million for the three and nine months ended September 30, 2013, respectively, over the comparable period in the prior year primarily due to the increased number of wholly-owned operating properties.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities increased by approximately $1.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to the CB Portfolio Acquisition. See Note 4 to the accompanying condensed consolidated financial statements.

Equity in earnings of unconsolidated entities increased by approximately $3.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the CB Portfolio Acquisition, for which we recognized approximately $3.6 million in our proportionate share of earnings from the March 18, 2013 acquisition date through September 30, 2013. See Note 4 to the accompanying condensed consolidated financial statements.

Interest Expense

Interest expense increased approximately $0.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to higher outstanding indebtedness in 2013 partially offset by a lower interest rate on our Revolving Credit Facility in 2013.

Interest expense increased approximately $0.4 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to higher average outstanding indebtedness in the current year than the prior year, partially offset by a lower interest rate on our Revolving Credit Facility in 2013 and the write-off of approximately $1.0 million of deferred financing costs for the nine months ended September 30, 2012,

Gain on purchase of Previously Unconsolidated Entities

The gain on purchase of previously unconsolidated entities for the three and nine months ended September 30, 2012 was due to our acquisition of the remaining ownership interests in The Grove at Valdosta and The Grove at Moscow and our associated re-measurement of those interests.

Other Income/(Expense)

In connection with the CB Portfolio Acquisition, we recognized $0.7 million and $1.4 million of income for the three and nine months ended September 30, 2013, respectively, resulting from interest earned on our $31.7 million notes receivable from the CB Investors. See Note 4 in the accompanying condensed consolidated financial statements.

Income Tax Benefit (Expense)

Income tax expense for the nine months ended September 30, 2013 was a $0.3 million benefit as compared to a $0.3 million expense for the nine months ended September 30, 2012 primarily due to losses in our TRS entities generating deferred tax assets that are expected to be utilized against prior taxable income and future reversing deferred tax liabilities.

Dividends on Preferred Stock

Dividends on preferred stock remained flat for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Dividends on preferred stock increased to approximately $3.5 million for the nine months ended September 30, 2013 as compared to $3.0 million for the nine months ended September 30, 2012. The increase was due to our 8.0% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") being outstanding for the entire nine months ended September 30, 2013 whereas, it was outstanding only for a portion of the nine months ended September 30, 2012; our Series A Preferred Stock was issued in February 2012.

Cash Flows

Net cash provided by operating activities was approximately $32.4 million for the nine months ended September 30, 2013 as compared to approximately $22.9 million for the nine months ended September 30, 2012, an increase of approximately $9.5 million. Net income adjusted for non-cash items provided approximately $35.5 million for the nine months ended September 30, 2013 as compared to approximately $24.5 million for the nine months ended September 30, 2012, an increase of approximately $11.0 million. This increase is due to the addition of properties placed into service in 2013 and 2012 as well as higher property NOI and occupancy, offset by non-cash equity in earnings from the CB Portfolio results of operations. Approximately $3.1 million was used by working capital purposes for the nine months ended September 30, 2013 as compared to approximately $1.5 million used by working capital accounts for the nine months ended September 30, 2012, an increase of approximately $1.6 million. The increase was primarily due to the timing of construction billings and vendor payments.

Net cash used in investing activities totaled approximately $467.7 million for the nine months ended September 30, 2013 as compared to net cash used of approximately $107.2 million for the nine months ended September 30, 2012, an increase of approximately $360.5 million. This increase was primarily due to the CB Portfolio Acquisition, including the $31.7 million loan to the CB Investors, as well as the property acquisitions in Toledo, Ohio and Montreal, Quebec, Canada. See Note 4 to the accompanying condensed consolidated financial statements.

Net cash provided by financing activities totaled approximately $452.2 million for the nine months ended September 30, 2013 as compared to net cash provided of approximately $89.5 million for the nine months ended September 30, 2012, an increase of approximately $362.7 million. For the nine months ended September 30, 2013, we received net proceeds of approximately $299.7 million from our common stock offering which was used to fund the CB Portfolio Acquisition and borrowed net funds of $171.2 million from our Amended Credit Facility for investment in student housing developments and the property acquisition in Montreal, Quebec, Canada. At September 30, 2013, we paid dividends on approximately 64.5 million shares of common stock as well as 2.3 million shares of our Series A Preferred Stock. For the nine months ended September 30, 2012, we received net proceeds of $55.3 million from the Series A Preferred Stock offering, which was used to pay down two construction loans. At September 30, 2012, we paid dividends on approximately 31.1 million shares of common stock.

Liquidity and Capital Resources

Our capital resources include accessing the public debt and equity markets, when available, mortgage and construction loan financing and the Amended Credit Facility (discussed below).

As a REIT, we generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code and to avoid the imposition of corporate tax on undistributed income. Additionally, we intend to make distributions that exceed these requirements. We may need to obtain financing to meet our distribution requirements because:

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

As of September 30, 2013, we had approximately $160.5 million outstanding under the Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under the Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of September 30, 2013, we had approximately $27.5 million in borrowing capacity under the Revolving Credit Facility, and amounts borrowed under the facility will be due at its maturity on January 8, 2017, subject to a one-year extension, which we may exercise at our option if certain terms and conditions are satisfied, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

As of September 30, 2013, after receiving the above mentioned waiver, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

In June 2013, in connection with our investment in a joint venture with Beaumont Partners SA to acquire a property in Montreal, Quebec, Canada, we received a waiver from our lender group allowing us to guarantee debt incurred by our subsidiary, Campus Crest at Montreal I, LLC, to fund such investment.

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

In July 30, 2013 we experienced a fire at The Grove at Pullman, Washington, a property under construction. See Note 3 to the accompanying condensed consolidated financial statements. We do not believe the fire at The Grove at Pullman will have an adverse effect on our short or long-term liquidity needs due to insurance recoveries.

We are also building one new student housing property that is owned by HSRE IX, a joint venture that we established with HSRE and Brandywine, in which we own a 30% interest. We currently expect this property to be completed prior to the 2014-2015 academic year. We estimate that the cost to complete this joint venture property will be approximately $112.2 million and our net pro rata share of equity will be approximately $33.7 million. No assurance can be given that we will complete construction of this property in accordance with our current expectations (including the estimated cost thereof). During January 2013, we closed on the financing we currently believe are necessary for this development project. We intend to finance our share of the construction costs through the Revolving Credit Facility.

We are also beginning construction on three new wholly owned student housing properties. We currently expect these properties to be completed prior to the 2014-2015 academic year and estimate that the cost to complete these properties will be approximately $76.6 million. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). We have closed on construction financing for two of the properties and are currently sourcing the financing for the other property. We intend to finance our equity requirements through working capital and our Revolving Credit Facility.

We are also beginning construction on two new student housing properties which are owned by HSRE X, a joint venture that we established with HSRE in which we own a 30% interest. We currently expect these properties to be completed prior to the 2014-2015 academic year. We estimate that the cost to complete these joint venture properties will be approximately $62.1 million and our net pro rata share of equity will be approximately $18.6 million. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). During September 2013, we closed on the financing we currently believe are necessary for these development projects. We intend to finance our share of the construction costs through the Revolving Credit Facility.

Copper Beech is also beginning construction on one new student housing property in which our interest will be commensurate with the remainder of the Copper Beech portfolio (67% as of October 1, 2013, per the amendment described in Note 4).  We currently expect this property to be completed prior to the 2014-2015 academic year. The estimated cost to complete this joint venture property will be approximately $32.2 million and our net pro rata share of equity will be approximately $21.6 million. No assurance can be given that we will complete construction of this property in accordance with our current expectations (including the estimated cost thereof). We intend to finance our share of the construction costs through the Revolving Credit Facility.

We are also beginning construction on one new student housing property that is owned by DCV Holdings, a joint venture that we established with Beaumont in which we own a 20% interest. We currently expect this property to be completed prior to the 2014-2015 academic year. We estimate that the cost to complete this joint venture property will be approximately $29.8 million and our net pro rata share of equity will be approximately $6.0 million. No assurance can be given that we will complete construction of this property in accordance with our current expectations (including the estimated cost thereof). We are currently sourcing the financing for the property. We intend to finance our share of the construction costs through the Revolving Credit Facility.

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

Commitments

The following table summarizes our contractual commitments as of September 30, 2013 (including future interest payments) (in thousands):

Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter

Long-Term Debt Obligations	$487,759	$34,506	$80,181	$272,680	$100,392
Interest Payments on Outstanding Debt Obligations	61,466	4,110	27,680	17,552	12,124
Operating Lease Obligations	34,880	268	2,531	2,624	29,457
Purchase Obligations (1)	67,398	66,210	1,188	-	-

Total (2)	$651,503	$105,094	$111,580	$292,856	$141,973

(1)	Obligations relate to subcontracts executed by our construction subsidiary to complete projects under construction at September 30, 2013.
(2)
Excludes joint venture debt of approximately (a) $23.1 million and $9.8 million that matures in November 2013 and January 2014, respectively, of which we are a 49.9% owner, (b) approximately $16.9 million and $33.0 million that matures in December 2013 and May 2015, respectively, of which we are a 20.0% owner, and (c) approximately $45.7 million that matures between December 2014 and January 2015, of which we are a 10.0% owner. We are the guarantor of these loans.

Off-Balance Sheet Arrangements

Joint Venture

We have investments in real estate ventures with HSRE, Beaumont Partners SA, and Copper Beech Townhome Communities, LLC, which are not consolidated by us. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States. Along with the joint venture partners, we hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operations. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

We are the guarantor of the construction and mortgage debt of our ventures with HSRE. Detail of our unconsolidated investments at September 30, 2013 is presented in the following table (in thousands):

							Debt
								Weighted
				Number of Properties				Average
	Our		Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership		Founded	Operations	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	49.9%		2009	3	-	$10,751	$32,980	2.68	% (1)	11/09/2013 – 1/09/2014
HSRE-Campus Crest IV, LLC	20.0%		2011	1	-	2,271	16,893	5.75	% (2)	12/1/2013
HSRE-Campus Crest V, LLC	10.0%		2011	3	-	3,297	45,670	2.90	% (1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%		2012	3	-	7,226	32,994	2.55	% (1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%		2013	-	1	12,427	-	n/a		n/a
HSRE-Campus Crest X, LLC	30.0%		2013	-	2	7,420	-	n/a		n/a
CB Portfolio	47.2%	(3)	2013	35	1	241,821	478,474	5.57	% (4)	10/01/2013 – 10/01/2020
DCV Holdings, LP	20.0%		2013	_	1	38,055	-	n/a		n/a
Total Unconsolidated Entities				45	5	$323,268	$607,011	5.05%

(1)	Variable interest rates.
(2)	Comprised of one fixed rate loan.
(3)
At September 30, 2013, our effective interest in the CB Portfolio was 47.2%. As of October 1, 2013, our interest in the Copper Beech portfolio was amended as noted below in the Amendment to Copper Beech Purchase Agreement.

(4)	Comprised of fixed rate debt with the exception of the construction loan borrowings related to the 2013 phase II deliveries.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income as presented in the condensed consolidated financial statements accompanying this report. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO to our net income attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Funds from operations (“FFO”)
Net income attributable to common stockholders	$3,677	$7,839	$7,459	$5,528
Net income attributable to noncontrolling interests	26	61	51	38
Gain on purchase of previously unconsolidated entities	-	(6,554)	-	(6,554)
Real estate related depreciation and amortization	5,886	5,726	18,593	17,319
Real estate related depreciation and amortization
unconsolidated entities	4,487	366	8,917	1,353
FFO	$14,076	$7,438	$35,020	$17,684

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

FFO	$14,076	$7,438	$35,020	$17,684
Elimination of write-off of unamortized deferred financing fees	-	-	-	960
Elimination of transaction costs	247	-	835	-
Elimination of transaction costs included in equity in earnings	906	-	906	-
Elimination of fair value of debt adjustment at our investment in Copper Beech	(1,220)	-	(2,165)	-
Funds from operations adjusted (“FFOA”)	$14,009	$7,438	$34,596	$18,644

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2013, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread for borrowing under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based on borrowing and from 0.75% to 1.50% for Base Rate borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowing and from 0.70% to 1.45% for Base Rate based borrowings. At September 30, 2013, the spread on our Revolving Credit Facility and Term Loan was 2.21% and 2.16%, respectively.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of September 30, 2013, approximately $321.9 million of our aggregate indebtedness (66.0% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $3.2 million, assuming that the amount outstanding under our variable rate debt remains at $321.9 million, the balance as of September 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective, as of September 30, 2013, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes to our internal control over financial reporting during the third quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 3, 2012, we and certain of our subsidiaries along with the architect, the structural engineer and certain of our subcontractors were named as defendants in a lawsuit filed with the 250th Judicial District Court of Travis County in Austin, Texas. The lawsuit arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured. The plaintiffs allege, among other things, negligence on the part of the defendants in the design, construction, planning, operation and management of The Grove at Denton and seek actual and exemplary damages. The plaintiffs’ initial complaint did not specify the amount of damages; however, on April 2, 2013, we received a demand from the plaintiffs for damages in the amount of $30 million. The parties attended mediation on August 27, 2013, but no resolution was reached.  The trial is currently scheduled to begin February 10, 2014.  Due to the pendency of our defense, it is not possible to determine or predict the outcome of the lawsuit. We intend to defend the lawsuit vigorously and, while no assurances can be given, after taking into account our existing insurance coverage, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations. No amounts have been accrued at September 30, 2013.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the section entitled "Risk Factors" beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A "Risk Factors" on Form 10-Q for the quarters ended March 31, and June 30, 2013. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012 and on Form 10-Q for the quarter ended March 31, and June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
2.1
First Amendment to Purchase and Sale Agreement, dated as of September 30, 2013, by and among CA-Campus Crest, LLC, CA-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 2, 2013).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.
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

     Dated: October 30, 2013

CAMPUS CREST COMMUNITIES, INC.
By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
2.1
First Amendment to Purchase and Sale Agreement, dated as of September 30, 2013, by and among CA-Campus Crest, LLC, CA-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 2, 2013).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_____________________________

  * Filed herewith.

