Form 10-K
period 2013-12-31
Campus Crest Communities, Inc.
filed 2014-03-03
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________

FORM 10-K
☒	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number: 001-34872
___________________

CAMPUS CREST COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2481988
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 Rexford Road, Suite 414, Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 496-2500

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, $0.01 par value	New York Stock Exchange
8% Series A Cumulative Redeemable Preferred Stock, $0.01 par
value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
___________________

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 64,491,814 shares of the registrant’s common stock outstanding with a par value of $0.01 per share as of the close of business on February 26, 2014. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $744.8 million.
___________________

DOCUMENTS INCORPORATED BY REFERENCE

Part II and III of this report incorporate certain information by reference to the registrant’s definitive Proxy Statement to be filed with respect to the 2014 annual meeting of stockholders expected to be held on April 21, 2014.

Explanatory Note

Pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”), we are required to provide in this Annual Report on Form 10-K (“Form 10-K”) audited financial statements for the CB Portfolio for the period from March 18, 2013 to December 31, 2013.  However, we are unable to file the audited financial information required by Rule 3-09 and have omitted such information in reliance on Rule 12b-21 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 409 promulgated under the Securities Act of 1933, as amended.  In connection with our acquisition of the CB Portfolio we were required to rely upon the sellers of the CB Portfolio to provide the necessary information to complete the audited financial statements as required under Rule 3-09.  We requested such information and the former owners of the CB Portfolio cooperated in responding to such requests; however, they were not able to produce the records necessary to prepare the required audited financial statements under Rule 3-09.  As a result, we have included in this Form 10-K an unaudited combined statement of revenues and certain expenses for the CB Portfolio for the period from March 18, 2013 to December 31, 2013.  As a result of including such financial information for the CB Portfolio, we do not believe that the omission of the audited financial statements in accordance with Rule 3-09 will have a material impact on a reader’s understanding of our financial condition or our results of operations.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "approximately," "believe," "could," "project," "predict," "continue," "plan" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	the factors discussed in this report, including those set forth under the headings "Business," "Risk Factors" and "Management’s Discussion of Financial Condition and Results of Operations";

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or other factors;

•	the operating performance of our properties;

•	the availability of attractive development and/or acquisition opportunities in properties that satisfy our investment criteria and the success of our acquisition, development and construction activities, including satisfaction of conditions to closing for pending acquisitions and, in some cases, the negotiation and execution of definitive documents and satisfaction of the conditions therein;

•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	changes in our business and growth strategies and in our ability to consummate acquisitions or dispositions or additional joint venture transactions;

•	our ability to manage effectively our growth and expansion into new markets, including international markets, or to integrate acquisitions successfully, including our acquisition of the CB Portfolio (as defined herein);

•	changes in exchange rates for foreign currencies;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, whether the result of market events or otherwise;

•	events or circumstances that undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing, including financing for development and construction activities;

•	our ability to extend the maturity of or refinance our existing debt, or comply with the financial and other covenants of the agreements that govern our existing debt;

•	the credit quality of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract and retain, qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	development and construction costs and timing;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts ("REIT")); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The matters summarized in this report, including the factors set forth under the headings "Business," "Risk Factors," "Properties" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," could cause our actual results and performance to differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

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

In February 2013, we entered into purchase and sale agreements to acquire an approximate 48.0% interest in a portfolio of 35 student housing properties, one undeveloped land parcel and a corporate office building held by the members of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (the “CB Portfolio”), and a fully integrated platform and brand with management, development and construction teams, for an initial purchase price of approximately $230.2 million, including the repayment of $106.7 million of debt. The remaining interests in the CB Portfolio are held by certain of the former members of CBTC and CBTC PA, (the “CB Investors”). In September 2013, we entered into an amendment to the above referenced purchase and sale agreements for consideration of $4.0 million whereby we will transfer our 48.0% interest in five properties in the Copper Beech Portfolio back to the CB Investors and defer the acquisition of two development properties as consideration for an additional 19.0% interest in each of the remaining 30 properties in the Copper Beech Portfolio. See Note 5 to the accompanying consolidated financial statements.

We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, residence life focused student housing properties in the United States, based on beds owned and under management. As of December 31, 2013, we owned interests in 41 operating student housing The Grove® properties containing approximately 8,151 apartment units and 22,303 beds. Thirty-one of our The Grove® properties are wholly-owned and ten of our The Grove® properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE"). We also owned interests in 28 operating student housing Copper Beech branded properties containing approximately 5,047 apartment units and 13,177 beds. Our Copper Beech properties are owned by us and the CB Investors. As of December 31, 2013, our portfolio was as follows:

	Properties in		Number	Number
	Operation	Ownership	of Units	of Beds
Wholly owned Grove properties	31	100.0%	6,065	16,571
Joint venture Grove properties:
HSRE I	3	49.9%	544	1,508
HSRE IV(1)	1	20.0%	216	584
HSRE V	3	10.0%	662	1,856
HSRE VI	3	20.0%	664	1,784
Total Grove properties	41		8,151	22,303

CB Portfolio(2)	28	67.0%	5,047	13,177

Total Portfolio(3)	69		13,198	35,480

(1)	In January 2014, we acquired the remaining ownership interest in The Grove at Denton, Texas.

(2)	As of December 31, 2013, we had an effective interest in the CB Portfolio of 67%.

(3)	The redevelopment of our 100% owned property in Toledo, OH, which was acquired in March 2013, is excluded. We expect to announce more details on the redevelopment in 2014.

As of December 31, 2013, the average occupancy for our 41 The Grove® properties was approximately 90.1% and the average monthly total revenue per occupied bed was approximately $519. Our operating properties are located in 19 states, contain modern apartment units with many resort-style amenities, and had an average age of approximately 3.7 years as of December 31, 2013.  As of December 31, 2013, the average occupancy for our 28 Copper Beech branded properties was approximately 96.1%, and the average monthly total revenue per occupied bed was approximately $493.  Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We have developed, built and managed substantially all of our wholly-owned properties and several of our unconsolidated joint venture properties, which are based upon a common prototypical residential building design. We believe that our use of this prototypical building design, which we have built approximately 675 times at our student housing properties (approximately 15 of such residential buildings comprise one student housing property), allows us to efficiently deliver a uniform and proven student housing product in multiple markets. The majority of our operating properties (other than those in the CB Portfolio, evo and Toledo) operate under The Grove® brand, and we believe that our brand and the associated lifestyle are effective differentiators that create higher visibility and appeal for our properties within their markets both with the student as well as the universities we serve.

In addition to our existing properties, we actively seek organic growth opportunities. We commenced building or redeveloping nine new student housing properties in 2013, one of which is owned by a joint venture with HSRE and Brandywine Realty Trust (“Brandywine”) in which we own a 30.0% interest and act as the co-developer, one of which is owned by a joint venture with Beaumont Partners SA (“Beaumont”) in which we owned a 20.0% interest at December 31, 2013, two of which are owned by a joint venture with HSRE in which we own a 30% interest, one of which is being built as a Copper Beech branded property in which our ownership interest is commensurate with the remainder of the CB Portfolio, and four of which are wholly-owned by us. In January 2014, we began redevelopment of one student housing property which is owned by a joint venture with Beaumont in which we own a 35.0% interest. The following is a summary of these developments:

							Estimated	Scheduled
							Project	Opening for
Project	Location	Primary University Served	Ownership		Units	Beds	Cost (1)	Occupancy
Wholly Owned:
The Grove at Slippery Rock	Slippery Rock, PA	Slippery Rock University	100.0%		201	603	29.9	August 2014
The Grove at Grand Forks	Grand Forks, ND	University of North Dakota	100.0%		224	600	28.2	August 2014
The Grove at Mt. Pleasant	Mt. Pleasant, MI	Central Michigan University	100.0%		216	584	24.1	August 2014
The Grove at Gainesville	Gainesville, FL	University of Florida	100.0%		253	676	41.4	August 2014
Joint Venture:
The Grove at Greensboro	Greensboro, NC	University of North Carolina at Greensboro	30.0%		216	584	27.9	August 2014
The Grove at Louisville	Louisville, KY	University of Louisville	30.0%		252	656	41.2	August 2014
evo at Cira Centre South	Philadelphia, PA	University of Pennsylvania/ Drexel University	30.0%		344	850	158.5	August 2014
Copper Beech at Ames	Ames, IA	Iowa State University	67.0%		219	660	33.6	August 2014
evo à Station-Square Victoria	Montreal, Quebec	McGill University/ Concordia University/ L'Ecole de Technologie	20.0%	(2)	715	1,290	82.9	August 2014
evo à Sherbrooke	Montreal, Quebec	McGill University	35.0%	(3)	488	952	83.5	August 2014
					3,128	7,455	$551.2

(1)	Estimated project cost amounts are in millions.
(2)	At December 31, 2013, our ownership percentage in CSH Montreal, the holding company that owns our joint venture with Beaumont, DCV Holdings, was 20.0%. Effective January 2014, with the closing of additional property, our ownership percentage increased to 35.0%. See Note 18 to the accompanying consolidated financial statements.
(3)	Re-development property acquired by DCV Holdings on January 15, 2014. See Note 18 to the accompanying consolidated financial statements.

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

Optimize Our Properties and Brand Value. A key element of our strategy is to optimize the student lifestyle experience at our properties and enhance the value and recognition of our brand, The Grove®, through a consistent set of operating principles. We strive to offer properties that are designed to meet the unique needs of student-tenants, and to offer a variety of social activities and other programs that build a sense of community at our properties. Our property management group, The Grove Student Properties, continually works with our community assistant teams to design student lifestyle programs involving social, cultural, outreach, recreational, educational and sustainability activities, which we refer to as our "SCORES" program. We believe that our focus on student lifestyle promotes a sense of community at our properties which in turn improves occupancy and reduces demand elasticity.

Development Growth. We believe that our vertically-integrated platform generally allows us to generate more favorable returns by developing new properties or redeveloping existing properties.  We anticipate that in-house development will be a key driver of our growth. Our current business plan contemplates the development of approximately six to eight new student housing properties per year.

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

Property Management and Monitoring

We maintain an on-site staff at each property, including a General Manager, Sales Manager and Maintenance Supervisor. The on-site staff is responsible for all aspects of the property’s operations, including marketing, leasing administration, customer service, lifestyle, expense control, business administration, ongoing property maintenance, capital projects and residence life and student development. In addition, each property typically has 5 student-tenants that live on-site and work for us on a part-time basis.  These individuals act as Community Assistants, or CA's and Leasing Consultants or LC’s, that assist in developing lifestyle programming, building community, and ensuring all Tenants and guests needs are taken care of, and pursuing and closing all potential leads for continued leasing efforts.  We also have a full time Senior Leasing Consultant that offers support to the Sales Manager and a Maintenance Tech that offers support to the Maintenance Supervisor. We provide oversight to each property on an area basis, with each "area" typically comprised of six to eight properties. Each area is staffed with an Area Manager and Area Sales Manager and our area team is supported by a Regional Manager and Regional Sales Manager respectively. The roles of our various staff members are described in greater detail below.

General Managers, Sales Managers and Maintenance Supervisor. The General Manager is responsible for all facets of a property’s operation, including the development and implementation of student lifestyle programs, expense control, collection of rents, administration of accounts payable, customer service, implementation of the annual marketing plan, administration of all leasing and marketing functions, coordination of property maintenance, asset preservation and capital improvement projects. The General Manager also supervises the residence life program and conducts all hiring, termination, and staff development of on-site personnel. The Sales Manager supports the General Manager and focuses on the leasing and lifestyle programs at the property. The Maintenance Supervisor is responsible for coordinating all maintenance activity at the property and serving as a liaison for larger capital projects in concert with our in-house facilities group.

CA's and LC's. At each of our The Grove® properties, we also have a work/live program, typically consisting of 5 part-time positions for student staff members. At each property we generally maintain a ratio of 50-70 students per employee living on site. Our CAs and LCs are selected by our management based upon a set of criteria, including interpersonal skills, leadership capabilities, responsibility, maturity and willingness to meet the challenges and expectations of the position. We use these positions to interface on a peer basis with our student-tenants and to assist with various duties at the properties. Further, we use this position as a feeder for us, which allows us to evaluate these part-time employees for potential full-time managerial positions with us after they graduate. It is a position that fits well with many students’ academic goals while affording them opportunities for personal growth and leadership development. The CAs and LCs perform the duties of their position in exchange for their room and a stipend. CAs and LCs are trained to provide support and assistance to our student-tenants on a variety of issues. The CAs and LCs act as community facilitators by developing an atmosphere that promotes a sense of belonging, support and affiliation. In addition, the CAs and LCs participate actively in developing and implementing the property’s programs and events in connection with our SCORES program. At all times, our CAs and LC's are expected to be role models and maintain the highest standards of personal conduct. Through observation and interaction with the community, the CAs and LC's help to identify potential problems and make appropriate referrals so that students may overcome obstacles to their academic achievement. Through their efforts to provide timely, accurate and thorough information in the appropriate format, CAs and LCs contribute to the smooth and effective operations of our properties. We believe that these positions are important to the success of our properties.

Senior Leasing Consultant.  At each of properties, we now have a Senior Leasing Consultant who supports the leasing efforts driven by the Sales Manager.  The Senior Leasing Consultants are responsible for achieving sales performance goals for their respective site.  They are actively engaged in gaining new prospects, following up with prospects, and closing on sales to meet or exceed set goals.  This position also assists in hiring and developing leasing consultants and community assistant personnel.  Much like the CA and LC position, the Senior Leasing Consultant position is one developed to be a feeder for us to use at Sales Manager openings within our portfolio.

Area Managers and Area Sales Managers. The Area Manager is responsible for all facets of the operations of properties in his or her area, typically six to eight properties per area. He or she monitors the performance of the properties and the compliance of each of the General Managers with our programs and policies to preserve operational standards across all of the properties in his or her area. The Area Manager is the conduit between centralized planning at our corporate level and decentralized execution at each of the properties. Similar to the property-level Sales Manager, the Area Sales Manager provides support for leasing and lifestyle programming at all the properties in his or her area. As the corporate marketing department’s liaison to area and property operations, the Area Sales Manager monitors the consistency of The Grove® brand across the properties and collaborates with the Area Managers and General Managers to market each property effectively.

Regional Managers and Regional Sales Managers.  The Regional Manager is responsible for all facets of the operations of properties in his or her region, typically 2 areas accounting for 12-16 properties.  He or she monitors the performance of his or her area to ensure compliance of all operational standards across their region.   The Regional Manager is part of the conduit between the centralized planning at our corporate level and decentralized execution within each of their areas.  The Regional Manager is also someone who works on the training and development of each of their Area Managers to improve the performance metrics for the overall company.  The Regional Sales Manager, much like the Regional Manager, is responsible to support the leasing and lifestyle planning within each of their respective areas.

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

Unlike traditional multi-family housing, most of our leases commence and terminate on the same dates each year. In the case of our typical 11.5-month lease, these dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the last summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season, which typically begins each October and ends in September of the following year. As of the start of the fall term for the 2013-2014 and 2012-2013 academic years, we had approximately 41.7% and 41.9%, respectively, of our current tenants renew their lease for the upcoming academic year.

Each year we implement a marketing and leasing plan to re-lease each property. We advertise through various media, including print advertising in newspapers, magazines and trade publications; direct mailers; radio advertising; promotional events and public relation campaigns. We typically compete in the off-campus student housing market on the basis of:

•	the quality of our facilities, including their proximity to college and university campuses, the size and layout of units and the types of amenities offered;

•	rental terms, including price, which varies based on the market in which the property is located, and per-bed rental (individual lease liability), which allows individual student-tenants to avoid responsibility for the rental of an entire apartment unit;

•	community environment, including community facilities, amenities and programming, which is overseen by our staff of CAs; and

•	our relationships with colleges and universities, which may result in our properties being recommended or listed in recruiting and admissions literature provided to incoming and prospective students.

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

 NEXT INITIATIVE

NEXT is our commitment to the triple bottom line: a business philosophy that balances economic success with social and environmental stewardship. We believe we can do well by doing good, and we do well when we focus on people, planet and prosperity. NEXT is our one-word commitment to progress.

•	Building Innovation: Advancing building design and construction for efficiency and resident well being,

•	Operate Responsibly: Responsible property management and sustainable lifestyle programming for residents,

•	Serving Communities: Giving back to communities through philanthropic social initiatives,

•	Balanced Living: Empowering residents and employees to make healthy choices in their own lives.

Business Segments

We define business segments by their distinct customer base and services provided. We have identified two reportable business segments: (i) student housing operations and (ii) development, construction and management services. We evaluate the performance of our operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions. Unallocated corporate amounts include general expenses associated with managing our two reportable operating segments. See Note 15 to the accompanying consolidated financial statements.

Competition

Competition from Universities and Colleges

We are subject to competition for student-tenants from on-campus housing owned by universities and colleges. On-campus student housing has inherent advantages over off-campus student housing (such as the majority of our properties) in integrating with the academic community, which may cause student-tenants to prefer on-campus housing to off-campus housing. Additionally, colleges and universities may have financial advantages that allow them to provide student housing on more attractive terms than we are able to. For example, colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than private, for profit real estate concerns, such as us. Residence halls owned and operated by the primary colleges and universities in the markets in which we operate typically charge lower rental rates but offer fewer amenities than those offered at our properties.

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

Competition from Private Owners

We also compete with other regional and national owner-operators of off-campus student housing as well as with smaller local owner-operators. Currently, the industry is fragmented with no participant holding a dominant market share. There are a number of student housing properties that are located near or in the same general vicinity of many of our properties and that compete directly with our properties. We believe that a number of other large national companies with substantial financial and marketing resources may be potential entrants in the student housing business. The activities of any of these companies could cause an increase in competition for student-tenants and for the acquisition, development and management of other student housing properties, which could reduce the demand for our properties.

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

Americans With Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, as amended, or the ADA, to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable.

Fair Housing Act

The Fair Housing Act, or the FHA, its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development, or HUD and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) or handicap (disability) and, in some states, on financial capability.

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

Employees

As of December 31, 2013, we had approximately 522 employees. Our employees are not represented by a labor union.

Offices and Website

Our principal executive offices are located at 2100 Rexford Road, Suite 414, Charlotte, NC 28211. We also have management offices at each of our properties.

Our website is www.campuscrest.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC’). Our website also contains copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, as well as the charters of our Nominating and Corporate Governance, Audit, and Compensation Committees. The information on our website is not part of this report.

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

Our future growth will depend, in part, upon our ability to successfully complete our current properties under development and to identify, plan and execute additional development opportunities. Our development activities may be adversely affected by:

•	abandonment of development opportunities after expending significant cash and other resources to determine feasibility, requiring us to expense costs or to be unable to realize a return on costs incurred in connection with the abandoned project;

•	construction costs of a project exceeding our original estimates;

•	failure to complete development projects in conformity with building plans and specifications;

•	failure to complete construction and lease-up of development projects on schedule, resulting in increased construction and financing costs and a decrease in expected revenues;

•	lower than anticipated occupancy and rental rates at a newly completed property, which occupancy and rental rates may not be sufficient to make the property profitable;

•	failure to obtain or delays in obtaining construction financing on favorable terms or at all, which could result in delays in closing on acquisitions of undeveloped land; and

•	failure to obtain, or delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.

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

Due to the amount of time required for planning, constructing and leasing of development properties, we may not realize a significant cash return for many years. Therefore, if any of our development activities are subject to delays or cost overruns, our growth may be hindered and our results of operations and cash flows may be adversely affected. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management. Furthermore, maintaining our development capabilities involves significant expenses, including compensation expense for our development personnel and related overhead. To the extent we cease or limit our development activity, these expenses will not be offset by revenues from our development activity. Therefore, if we do not realize a return on our development activities in a timely manner in order to offset these costs and expenses, our financial condition and results of operations could be materially and adversely affected.

Adverse economic conditions and dislocation in the credit markets have had a material and adverse effect on us and may continue to materially and adversely affect us.

We experienced unprecedented levels of volatility in the capital markets, a reduction in the availability of credit and intense recessionary pressures, which had an adverse effect on our results of operations and our ability to borrow funds from 2007 through 2010. For example, lenders were generally imposing more stringent lending standards and applying more conservative valuations to properties. This limited the amount of indebtedness we were able to obtain and impeded our ability to develop new properties and to replace construction financing with permanent financing. If these conditions were to develop again in the future, our business and our growth strategy may be materially and adversely affected. Although our business strategy contemplates access to debt financing (including our revolving credit facility, term loans and construction debt) to fund future development and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. As of December 31, 2013, we had approximately $58.5 million outstanding under our revolving credit facility and $50.0 million outstanding under the related term loan. The amounts outstanding under our revolving credit facility and term loan will reduce the amount that we may be able to borrow under this facility for other purposes. We have approximately $154.1 million in borrowing capacity under our revolving credit facility, and amounts borrowed under the facility will be due at its maturity in January 2017 (subject to a one-year extension which we may exercise at our option, provided we comply with certain terms and conditions, including the payment of an extension fee). This indebtedness, as well as our mortgage, construction and other debt of approximately $205.0 million as of December 31, 2013, and the $100.0 million outstanding principal amount of the Operating Partnership’s 4.75% Exchangeable Senior Notes due 2018, will subject us to risks associated with debt financing as described below under "Our indebtedness exposes us to a risk of default and reduces our free cash flow, which could materially and adversely affect us."

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

As of December 31, 2013, 40 of our The Grove® brand properties had been developed, built and managed generally based upon a common prototypical Campus Crest building design, which we have built approximately 675 times at our student housing properties (approximately 15 of such residential buildings comprise one student housing property). As of December 31, 2013, 24 of our Copper Beech brand properties had been developed, built and managed generally based upon a common prototypical Copper Beech Townhome Sleeve design, which have been built approximately 3,432 times at our student housing properties (averaging 143 of such residential Townhomes per market). In addition, as of December 31, 2013, 41 of our properties operate under The Grove® brand and 28 operate under the Copper Beech brand.  In the future, we may continue to develop properties using new building designs (including high rise buildings) and new brands of communities to target various customer preferences. We cannot assure that these new building designs or brands will be successful or that our costs in developing and implementing the new building designs or brands will result in incremental revenue and earnings.

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

We generally lease our properties for 11.5-month terms, and the related leases provide for 12 equal monthly payments of rent. Therefore, our properties must be entirely re-leased each year, exposing us to more leasing risk than property lessors that lease their properties for longer terms. Student housing properties are also typically leased during a limited leasing period that generally begins each October and ends in September of the following year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this leasing period. We will be subject to heightened leasing risk at properties under development and at properties we may acquire in the future due to our lack of experience leasing such properties. Any significant difficulty in leasing our properties would adversely affect our results of operations, financial condition and ability to pay distributions on our securities and would likely have a negative impact on the trading price of our securities. As of the start of the fall term for the 2013-2014 and 2012-2013 academic years, we had approximately 41.7% and 41.9%, respectively, of our current tenants renew their previous lease for the upcoming term.

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

 We are dependent upon the efforts of our key personnel, particularly those of Ted W. Rollins, our chairman and chief executive officer,  Michael S. Hartnett, our vice chairman of special projects, Donald L. Bobbitt our chief financial officer, Robert M. Dann our chief operating officer and Brian L. Sharpe our chief facilities and construction officer. These individuals have extensive experience in our business and are responsible for sourcing attractive investment opportunities, development activities, financing activities, university relations and leasing. Messrs. Rollins and Hartnett have directed the operations of our predecessor entities and each has over 28 years of experience in providing service-enriched housing and approximately nine years of student housing experience. The loss of the services of one or more of these executives could materially and adversely affect our business and financial results.

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

As a result of general economic weakness, many students may be unable to obtain student loans on favorable terms. In addition, despite the recent economic weakness, tuition and other costs associated with attending college have continued to rise. If student loans are not available or their costs are prohibitively high, enrollment numbers for schools from which we draw student-tenants may decrease, resulting in a decrease in the demand for, and consequently the occupancy rates at and rental revenue from, our properties. Accordingly, the continuation or deterioration of current economic conditions could materially and adversely affect our cash flows, profitability and results of operations.

In the past, we have experienced significant net losses; if this trend continues, we could be materially and adversely affected.

For the years ended December 31, 2013, 2010 and 2009, we incurred significant net losses. These results have had a negative impact on our financial condition. While we experienced net income for the years ended December 31, 2012 and 2011, and believe that we are adequately capitalized and able to continue our development activity, there can be no assurance that our business will be profitable in the future and additional losses will not be incurred. If the trend of incurring significant net losses continues in the future, our financial performance, liquidity and our ability to operate our business as a going concern could be materially and adversely affected.

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

Our business strategy contemplates expansion through the acquisition of student housing properties and established multi-property portfolios as well as through strategic investments in other student housing companies.  We expect the size of our portfolio to meaningfully increase as we execute our business plan.  As we increase the size of our portfolio, we cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate new properties into our portfolio or manage any future acquisitions of properties without operating disruptions or unanticipated costs.  In particular, we cannot assure you that our leasing and property management functions will successfully and efficiently lease and operate properties we acquire. Our acquisitions of properties will generate additional operating expenses that we will be required to pay. Our past growth has required, and our growth will continue to require, increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. Our failure to successfully integrate acquisitions into our portfolio and manage our growth could have a material adverse effect on our results of operations and financial condition.

Our strategy of investing in properties located in medium-sized college and university markets may not be successful, which could materially and adversely affect us.

Our business strategy involves investing in properties located in medium-sized college and university markets, which are smaller than larger educational markets. Larger educational markets, such as Boston, Massachusetts or Washington, D.C., often have multiple colleges and universities that have larger enrollments than schools located in medium-sized college and university markets and attract students nationally and internationally. The colleges and universities that our properties draw student-tenants from typically have smaller enrollments than schools in larger educational markets and tend to attract students from within the region in which the school is located. If the schools in our markets experience reduced enrollment, for example due to adverse economic conditions or rising tuition costs, or are unable to attract sufficient students to achieve a desired class size, the pool of prospective student-tenants for our properties will be reduced. This could have the result of reducing our occupancy and lowering the revenue from our properties, which could materially and adversely affect our financial performance and liquidity.

Our indebtedness exposes us to a risk of default and reduces our free cash flow, which could materially and adversely affect us.

As of December 31, 2013, our total consolidated indebtedness was approximately $413.5 million. Our debt service obligations expose us to the risk of default and reduce cash available to invest in our business or pay distributions that are necessary to qualify and remain qualified as a REIT.  Our ability to meet the ongoing payment obligations of our indebtedness depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our exchangeable senior notes, our credit agreements and our outstanding preferred stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell assets (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity.

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

In addition, a tax protection agreement to which we are a party requires us to maintain a minimum level of indebtedness of $56.0 million throughout a 10-year tax protection period, which ends in October 2020, in order to allow a sufficient amount of debt to be allocable to MXT Capital, LLC, a Delaware limited liability company ("MXT Capital"), which is wholly-owned and controlled by Ted W. Rollins, our chairman and chief executive officer, and Michael S. Hartnett, our vice chairman of special projects, and certain members of their families, to avoid certain adverse tax consequences. If we fail to maintain such minimum indebtedness throughout the 10-year tax protection period, we will be required to make indemnifying payments to MXT Capital, in an amount equal to the federal, state and local taxes, if any, imposed on its members as a result of any income or gain recognized by them by reason of such failure. The amount of such taxes will be computed based on the highest applicable federal, state and local marginal tax rates, as well as any "grossed up" taxes imposed on such payments. This requirement may restrict our ability to reduce leverage when we otherwise might wish to do so and generally reduce our flexibility in managing our capital structure.

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

The documents that govern our outstanding indebtedness restrict our ability to engage in some business activities.

The documents that govern our outstanding indebtedness contain customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur certain additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to effect certain mergers;

•	restrict our ability to make distributions to stockholders; and

•	require us to maintain certain financial coverage ratios.

These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities. In addition, failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Furthermore, the documents that govern our outstanding indebtedness contain certain cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

We may be unable to satisfy our debt obligations upon a change of control of us.

Under the documents that govern our indebtedness, if we experience a change of control, we could be required to repay the entire principal balance of our outstanding indebtedness. Under our Exchangeable Senior Notes indenture, if we experience a change of control, as defined in the indenture, we must offer to purchase the notes at 100% of their principal amount, plus accrued interest. Under the credit agreement that governs our revolving credit facility, if we experience a change of control, as defined in the credit agreement, the lenders may declare an event of default and accelerate payment of the entire principle balance of the facility. We might not have sufficient funds to repay the amounts due under the revolving credit facility or pay the required price for the notes following a change of control.

Variable rate debt is subject to interest rate risk.

As of December 31, 2013, approximately $148.6 million of our aggregate indebtedness (approximately 35.9% of total indebtedness) was subject to variable interest rates.  In addition, we may incur additional variable rate debt in the future.  While we have entered into arrangements that hedge the risk of rising interest rates, there can be no assurance that such arrangements will adequately protect against rising interest rates or that we will be able to enter into interest rate hedging arrangements in the future.  If we are unable to enter into arrangements that hedge the risk of rising interest rates, increases in interest rates on variable rate debt would increase our interest expense, which would adversely affect net income and cash available for payment of our debt obligations and distributions to stockholders.

Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-venturers’ financial condition and disputes between our co-venturers and us.

Our properties located in Lawrence, Kansas, San Angelo, Texas, and Conway, Arkansas, comprising approximately 3.4% of our beds, are held in a joint venture with HSRE, in which we own a 49.9% interest. Our properties located in Fayetteville, Arkansas, Laramie, Wyoming and Stillwater, Oklahoma, comprising approximately 4.2% of our beds, are held in a joint venture with HSRE, in which we own a 10.0% interest. Our properties located in Indiana, Pennsylvania, State College, Pennsylvania and Norman, Oklahoma, comprising approximately 4.1% of our beds, are held in a joint venture with HSRE, in which we own a 20.0% interest. Additionally, we entered into one joint venture with HSRE in 2013, in which we own a 30.0% interest and through which we are developing two properties with completion targeted for the 2014-2015 academic year. Our property located in Philadelphia, Pennsylvania, comprising 1.9% of our beds, is held in a joint venture with HSRE and Brandywine, in which we own a 30.0% interest with completion targeted for the 2014-2015 academic year. Our properties located in Montreal, Quebec, comprising 5.1% of our beds, is held in a joint venture with Beaumont Partners, in which we own a 20.0% interest (in January 2014, our ownership interest increased to 35%, see Note 18 in the accompanying consolidated financial statements) with completion targeted for the 2014-2015 academic year. In addition, we currently hold an effective 67.0% investment in the CB Portfolio, comprising 31.5% of our beds, and, pursuant to the terms of the agreements governing this investment, share decision making authority with the CB Investors.

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

Fannie Mae and Freddie Mac are a major source of secured financing to the student housing industry and we have used Freddie Mac for a portion of our financing needs. In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report calling for the winding down of the role that Fannie Mae and Freddie Mac play in the mortgage market. In February 2012, the Federal Housing Finance Agency delivered a strategic plan to Congress to wind down Fannie Mae and Freddie Mac over the next several years. This proposal includes building a new infrastructure for the secondary mortgage market, continuing to shrink Fannie Mae’s and Freddie Mac’s operations by eliminating the direct funding of mortgages and shifting mortgage credit risk to private investors.  In addition, in August 2012, the U.S. Treasury announced further steps to expedite the winding down of Fannie Mae and Freddie Mac by accelerating the rate at which Fannie Mae’s and Freddie Mac’s investment portfolios will be reduced to target levels agreed to with the U.S. Treasury.  Pursuant to these steps, Fannie Mae’s and Freddie Mac’s investment portfolios must be reduced to the agreed target four years earlier than previously scheduled. A final decision by the government to eliminate Fannie Mae or Freddie Mac or reduce their acquisitions or guarantees of student housing property loans may adversely affect interest rates, capital availability, and the value of student housing properties.  If we are unable to react effectively and quickly to changes in the mortgage industry, our business could be harmed.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls we may discover material weaknesses or significant deficiencies in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the eligibility of our stock to remain listed on the NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our securities.

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

Our investment in properties subject to ground leases with unaffiliated third parties exposes us to the potential loss of such properties upon the expiration or termination of the ground leases, and the realization of such loss could materially and adversely affect us. Our properties at the University of South Alabama and Colorado State University are also subject to a right of first refusal that may inhibit our ability to sell them.

Our properties located on the campuses of the University of South Alabama and Colorado State University are subject to ground leases with unaffiliated third parties. In addition, we may invest in additional properties that are subject to ground leases with unaffiliated third parties. As the lessee under a ground lease with an unaffiliated third party, we are exposed to the possibility of losing our leasehold interest in the land on which our buildings are located. A ground lease may not be renewed upon the expiration of its current term or may be terminated by the lessor pursuant to the terms of the lease if we do not meet our obligations thereunder.

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

All of our properties have been acquired or developed by us and/or our predecessor entities within the past nine years and have limited operating histories. Consequently, the historical operating results of our properties and the financial data we have disclosed may not be indicative of our future performance. The operating performance of the properties may decline and we could be materially and adversely affected.

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

Our issuance of common stock under our At-The-Market offering program may be dilutive, and there may be future dilution of our common stock.

After giving effect to the issuance of common stock under our At-The-Market offering program and the receipt of the expected net proceeds and the use of those proceeds, there may be a dilutive effect on our estimated earnings per share and funds from operations per share for the year ending December 31, 2013 or subsequent years during which the offering is ongoing. The actual amount of potential dilution cannot be determined at this time and will be based on numerous factors.  Additionally, we are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities in the future.  The market price of our common stock could decline as a result of issuances of a large number of shares of our common stock after this offering or the perception that such issuances could occur.

Our management will have broad discretion with respect to the use of the proceeds resulting from the issuance of common stock under our At-The-Market offering program.

Our management has significant flexibility in applying the net proceeds we expect to receive from the issuance of common stock under the Equity Distribution Agreements. We intend to use the net proceeds from this offering for general corporate purposes, which may include repaying debt, including our revolving credit facility. However, because the net proceeds are not required to be allocated to any specific investment or transaction, investors cannot determine at the time of issuance the value or propriety of our application of the net proceeds, and investors may not agree with our decisions. In addition, our use of the net proceeds from the offering may not yield a significant return or any return at all. The failure by our management to apply these funds effectively could have an adverse effect on our financial condition, results of operations or the trading price of our common stock.

Our international expansion may subject us to different or greater risk from those associated with our domestic operations.

We have a wholly-owned property management subsidiary and we hold interests in two joint venture properties that operate in Canada and we may pursue additional expansion and development opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

•	adverse effects of changes in exchange rates for foreign currencies;

•	changes in foreign political and economic environments, regionally, nationally, and locally;

•	costs associated with complying with a wide variety of foreign laws including corporate governance, operations, taxes, and litigation;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages and difficulties that arise in enforcing such contracts;

•	differing lending practices;

•	differing employment and labor issues;

•	changes in applicable laws and regulations in the United States that affect foreign operations;

•	difficulties in managing international operations;

•	obstacles to the repatriation of earnings and cash;

•	obstacles to hiring appropriately trained staff; and

•	differences in cultures including adapting practices and strategies that have been successful in the U.S. student housing business to retail needs and expectations in new markets

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

In addition, our ability to sell properties may be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. Any such limitation may cause us to incur losses, thereby reducing our cash flows. See "Federal Income Tax Risk Factors—The tax imposed on REITs engaging in ‘prohibited transactions’ may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes." These factors and any others that would impede our ability to respond to adverse changes in the performance of any of our properties or a need for liquidity could materially and adversely affect our cash flows, financial condition, results of operations and ability to pay distributions on our securities and would likely have a negative impact on the trading price of our securities.

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

Certain of our properties may contain, or may have contained, ACBMs. Environmental laws require that ACBMs be properly managed and maintained, and regulators may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, some of our properties may contain, or may have contained, or are adjacent to or near other properties that may contain or may have contained storage tanks for the storage of petroleum products or other hazardous or toxic substances. Any of these conditions create the potential for the release of these contaminants. Third parties may be permitted by law to seek recovery from owners or operators for personal injury or property damage arising from such tanks. Additionally, third parties may be permitted by law to seek recovery from owners or operators for personal injury or property damage associated with exposure to these or other contaminants that may be present on, at or under the properties. Furthermore, some of our properties include regulated wetlands on undeveloped portions of such properties and mitigated wetlands on or near our properties, the existence of which can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties, which could materially and adversely affect our cash flows, financial condition, results of operations and ability to pay distributions on our securities.

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

Under the Americans with Disabilities Act (“ADA”), all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements may require modifications to our properties, such as the removal of access barriers or restrict our ability to renovate or develop our properties in the manner we desire. Additional federal, state and local laws may also require us to make similar modifications or impose similar restrictions on us. For example, the Fair Housing Act (“FHA”) requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.

We have not conducted an audit or investigation of all of our properties to determine our compliance with present requirements of the ADA, FHA or any similar laws. Noncompliance with any of these laws could result in us incurring significant costs to make substantial modifications to our properties or in the imposition of fines or an award or damages to private litigants. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHA or other legislation. If we incur substantial costs to comply with the ADA, FHA or any other legislation, our results of operations, financial condition and our ability to make distributions on our securities could be materially and adversely affected.

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

Our charter authorizes our board of directors to issue up to 500,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. In addition, subject to the rights of holders of Series A Preferred Stock to approve the classification or issuance of any class or series of stock ranking senior to the Series A Preferred Stock, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified stock. As a result, our board of directors may authorize the issuance of additional stock or establish a series of common or preferred stock that may have the effect of delaying, deferring or preventing a change in control of us, including through a transaction at a premium over the market price of our securities, even if our stockholders believe that a change in control through such a transaction is in their best interest.

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

Our primary property-owning vehicle is the Operating Partnership, of which we are the sole general partner. Our acquisition of properties through the Operating Partnership in exchange for OP units may permit certain tax deferral advantages to the sellers of those properties. If properties contributed to the Operating Partnership have unrealized gain attributable to the difference between the fair market value and adjusted tax basis in such properties prior to contribution, then the sale of such properties could cause material and adverse tax consequences to the partners who contributed such properties. Although we, as the sole general partner of the Operating Partnership, generally have no obligation to consider the tax consequences of our actions to any limited partner, in connection with our formation transactions, we agreed to indemnify MXT Capital for certain tax consequences related to our properties. There can be no assurance that the Operating Partnership will not acquire properties in the future subject to material restrictions designed to minimize the adverse tax consequences to the partners who contribute such properties. Such restrictions could result in significantly reduced flexibility to manage our properties, which could materially and adversely affect our business, financial condition and results of operations.

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

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and public dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as those described in our summary of significant accounting policies in the notes to the consolidated and combined financial statements, could significantly impact the actual results included in our financial statements. Under any of these circumstances, our financial condition and results of operations could be materially and adversely affected.

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

In the course of our senior management’s efforts to identify, assess and manage our risks, they currently do not have the benefit of a formal enterprise risk management program to facilitate their efforts. While many of the risks that we monitor and manage are described in this section of this report, our business operations could also be affected by additional factors that are not presently described or known to us or that we currently consider immaterial to our operations. Without a formal enterprise risk management framework, we may not be able to effectively manage and mitigate the risks to which we are subject or effectively minimize any losses stemming from such risks. Even with a formal enterprise risk management framework, our efforts to identify, monitor and manage risks may not be fully effective. Failure to identify, prioritize and appropriately manage or mitigate these risks could adversely affect our profitability or our ability to retain or grow business and could adversely affect our business, financial condition or results of operations.

Federal Income Tax Risk Factors

Our failure to remain qualified as a REIT could have a material and adverse effect on us and on the value of our securities.

We intend to continue to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. If we lose our qualification as a REIT, we will face significant adverse tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

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

In addition, if we lose our qualification as a REIT, we will not be required to make distributions to stockholders, and all distributions to our stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. stockholders that are individuals would be taxed on our dividends at the current maximum U.S. federal income tax rate currently of 20%, and our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code.

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

In particular, various services provided at our properties generally cannot be provided directly by the property owner, but must be provided through TRSs that are treated as fully taxable corporations.

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

A TRS is not permitted to directly or indirectly operate or manage a "hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis." We previously have been advised by counsel that the method of operating our TRSs will not be considered to constitute such an activity. However, future Treasury Regulations or other guidance interpreting the applicable provisions might adopt a different approach, or the IRS might disagree with the conclusion of our counsel. In such event we might be forced to change our method of operating our TRSs, or one or more of the TRSs could fail to qualify as a TRS, which could cause us to fail to qualify as a REIT. Any of the foregoing circumstances could materially and adversely affect our business, financial condition and results of operations.

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

We may pay taxable dividends in the form our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

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

The tax imposed on REITs engaging in "prohibited transactions" may limit our ability to engage in transactions which would be treated as sales or otherwise as taxable dispositions for federal income tax purposes.

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

Risks Related to the Copper Beech Acquisition

If we are unable to successfully integrate the operations of the CB Portfolio, we could be materially and adversely affected.

In February 2013, we entered into purchase and sale agreements to acquire interests in a portfolio of 35 student housing properties, one undeveloped land parcel and corporate office building held by the members of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC ("CBTC PA", together with CBTC, "Copper Beech" or the "Sellers") (the “CB Portfolio”). The CB Portfolio Acquisition represents the largest acquisition of a property portfolio that we have ever contracted to acquire. The transaction involves the integration of a portfolio of properties that has previously operated independently. Successful integration of these operations will depend primarily on our ability to consolidate standards, controls, procedures and policies. This transaction will also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of the CB Portfolio. We may not be able to integrate these operations without encountering difficulties, including, but not limited to, the disruption of our ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. If we have difficulties with any of these integrations, we might not achieve the economic benefits we expect to result from the transaction, and this may hurt our business and financial results. In addition, we may experience greater-than-expected costs or difficulties relating to the integration of the operations of the CB Portfolio. Additional risks include, but are not limited to, the following:

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

Pursuant to the terms of the limited liability company operating agreements governing the properties that comprise the CB Portfolio, we currently do not have control of the CB Portfolio or its operations. Our holding a non-controlling interest in the CB Portfolio involves risks not present with respect to our wholly owned properties, including the following:

•	we generally will be unable to take actions that are opposed by the CB Investors under arrangements that give the CB Investors sole control or that require us to share decision making authority over major decisions affecting the owner ship or operation of the CB Portfolio;

•	the CB Investors may take actions that we oppose or that result in liability to us;

•	our ability to sell or transfer our interest in the CB Portfolio to a third party may be restricted without prior consent of the CB Investors;

•	the CB Investors might become bankrupt or fail to fund their share of required capital contributions, which may delay construction, development or operation of a property;

•	the CB Investors may have business interests or goals with respect to a property that conflict with our business interests and goals, which could increase the likelihood of disputes or impasses regarding the ownership, management or disposition of the property;

•	the limited liability company operating agreements governing the properties in the CB Portfolio include certain provisions intended to protect our status as a REIT (including provisions which require our prior written consent before certain specific actions can be taken). However, we cannot provide any assurances that the CB Investors will not take actions that could jeopardize our status as a REIT or require us to pay tax;

•	we may disagree with the CB Investors about decisions affecting a property or the CB Portfolio, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and

•	we may suffer losses as a result of actions taken by the CB Investors with respect to the CB Portfolio.

The occurrence of one or more of these risks could have a material adverse effect on the price of our common stock, our business or our results of operations.

If we do not exercise our options to acquire additional interests in the CB Portfolio, our economic interest in the CB Portfolio will be reduced.

Through each of August 2014, May 2015, and May 2016, we may elect to acquire additional interests in the CB Portfolio at purchase prices and on terms set forth in the Purchase Agreement, as amended (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – CB Portfolio Acquisition). If we do not elect to exercise a purchase option, we will lose the right to exercise future purchase options and, with respect to the August 2014 and May 2015 purchase options, our interest in the proceeds from any sale of any properties in the CB Portfolio will be reduced. If the August 2014 purchase option is not exercised, our interest in the CB Portfolio and its operating cash flows will be reduced to 48% and we will be entitled to only 45% of the proceeds of any sale of any portion of the CB Portfolio and will not be entitled to any preferred payments from and after the expiration of the August 2014 purchase option. If the August 2014 purchase option is exercised but the May 2015 purchase option is not exercised, our interest in the CB Portfolio and its operating cash flows will be reduced to 75% and we will be entitled to only 70% of the proceeds of any sale of any portion of the CB Portfolio. If the value of our interest in the CB Portfolio declines, it could have a material adverse effect on our balance sheet or on our financial performance or results of operations. Furthermore, as and to the extent that our interest in the CB Portfolio increases, it will comprise a larger percentage of our portfolio of properties, which will increase the risk that a decline in the value of the CB Portfolio could have a material adverse effect on our balance sheet or on our financial performance or results of operations.

Our inability to provide audited financial statements for the CB Portfolio in accordance with Rule 3-09 of Regulation S-X may cause us to be unable to complete a registered offering, which would materially adversely affect our ability to access the capital markets.

Pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”), we are required to provide in this Annual Report on Form 10-K (“Form 10-K”) audited financial statements for the CB Portfolio for the period from March 18, 2013 to December 31, 2013.  However, we are unable to file the audited financial information required by Rule 3-09 and have omitted such information in reliance on Rule 12b-21 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 409 promulgated under the Securities Act of 1933, as amended.  In connection with our acquisition of the CB Portfolio we were required to rely upon the sellers of the CB Portfolio to provide the necessary information to complete the audited financial statements as required under Rule 3-09.  The sellers of the CB Portfolio agreed to cooperate with us to provide all requested financial information relating to the CB Portfolio, and, in accordance with this agreement to cooperate, we requested the information necessary to complete the audited financial statements as required under Rule 3-09 and the sellers of the CB Portfolio cooperated in responding to such requests. Notwithstanding our and the sellers’ extensive efforts to compile the necessary financial information, we have determined that the information necessary for the preparation of audited financial statements of the CB Portfolio in accordance with Rule 3-09 is not available or otherwise sufficiently reliable. As a result, we have included in this Form 10-K an unaudited combined consolidated statement of revenues and certain expenses for the CB Portfolio for the period from March 18, 2013 to December 31, 2013.  As a result of including such financial information for the CB Portfolio, we do not believe that the omission of the audited financial statements in accordance with Rule 3-09 will have a material impact on a reader’s understanding of our financial condition or our results of operations.

If the SEC, however, were to determine that we are not permitted to rely upon Rule 12b-21 and Rule 409 in these circumstances and were to determine that the omission of the audited financial statements as required under Rule 3-09 caused a material deficiency in our Form 10-K, then we would no longer be deemed timely and current in our Exchange Act reporting requirements and, therefore, would be ineligible to use a “short form” registration statement on Form S-3.  In addition, the SEC may not declare effective any registration statement that we file in connection with an offering that requires the financial statements under Rule 3-09 to be included.  If, as a result, we are unable to complete a registered offering, our ability to access the public capital markets would be materially adversely affected.  Any resulting inability to complete a registered offering may materially adversely impact our business, growth prospects (including our ability to exercise options to acquire additional interests in the CB Portfolio), financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own interests in 41 The Grove® operating properties and 28 Copper Beech branded operating properties. All of The Grove® operating properties are less than nine years old and more than half are less than four years old. No single property accounted for more than 5% of our total assets or gross revenue as of December 31, 2013 or 2012 or for the years then ended.

We focus our investment activities on properties located in medium-sized college and university markets where we believe the overall market dynamics are favorable. All of our properties are modern facilities with private baths for each bedroom and are largely uniform throughout the portfolio, with each property having a similar appearance and amenities package along with The Grove® branding. We own and maintain federal trademark registrations on The Grove® and The Grove Fully Loaded College Living®, each of which we registered on November 20, 2007. Thirty-one of our operating properties are wholly-owned and are operated under the brand The Grove®. Additionally, ten of our joint venture operating properties operate under the brand The Grove®. Our brand provides an identity for our marketing and selling activities, our operations and other on-site activities. The brand figures prominently on our web site, promotional materials and local signage and all of our properties, in general, have been based upon our common prototypical design.

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

Generally, each student-tenant at our properties executes an individual lease agreement with us that is guaranteed by a parent or guardian. Lease terms are generally 11.5 months, which provides us with approximately two weeks to prepare a unit for a new tenant if the current tenant is vacating upon the expiration of the lease. Rent is payable monthly in 12 equal installments. In addition to unlimited use of all the property amenities listed above, each tenant is entitled to cable, water/sewer and a $30 per month electricity allowance. Student-tenants are prohibited from subletting units without our prior written consent, which is conditioned on, among other things, the payment of a transfer fee. Student-tenants are responsible for the outstanding lease obligations in the event that they are denied admission to, withdraw from or are placed on academic suspension or dismissed by, the college or university that our property services.

At December 31, 2013, we owned a 67% effective ownership interest in 28 Copper Beech branded operating properties. The Copper Beech units are townhomes with 3 or 4 beds and may be rented by the unit or by the bed with leases that are generally guaranteed by a parent or guardian. Lease terms are generally 11.5 months, which provides approximately two weeks to prepare a unit for a new tenant if the current tenant is vacating upon the expiration of the lease. Rent is payable monthly in 12 equal installments. Student-tenants are prohibited from subletting units without our prior written consent, which is conditioned on, among other things, the payment of a transfer fee. Student-tenants are responsible for the outstanding lease obligations in the event that they are denied admission to, withdraw from or are placed on academic suspension or dismissed by, the college or university that our property services.

The following table presents certain summary information about our The Grove® operating properties:

													Average
											Occupancy		Monthly
					Fall 2012		Distance to				as of		Total Revenue
			Year		Overall		Campus		Number	Number	December 31,		Per
	City	State	Opened	Primary University Served	Enrollment		(miles)		of Units	of Beds	2013 (1)		Occupied Bed (2)
	Wholly Owned Grove Properties
1	Asheville	NC	2005	UNC - Asheville	3,751		0.1		154	448	99.8%		$504
2	Carrollton	GA	2006	University of West Georgia	11,769		0.1		168	492	99.4%		$468
3	Las Cruces	NM	2006	New Mexico State University	29,033		0.4		168	492	85.0%		$453
4	Milledgeville	GA	2006	Georgia College & State University	6,444		0.1		168	492	99.4%		$583
5	Abilene	TX	2007	Abilene Christian University	4,367		0.5		192	504	95.2%		$478
6	Ellensburg	WA	2007	Central Washington University	11,268		0.5		192	504	99.0%		$534
7	Greeley	CO	2007	University of Northern Colorado	13,070		1.0		192	504	99.4%		$502
8/9	Mobile - I & II (3)	AL	2007/2008	University of South Alabama	14,636		0.0		384	1,008	79.2%		$493
10	Nacogdoches I & II	TX	2007/2013	Stephen F. Austin State University	12,999		0.4		260	682	86.6%		$559
11	Cheney	WA	2008	Eastern Washington University	12,587		0.5		192	512	95.1%		$473
12	Lubbock	TX	2008	Texas Tech University	32,467		1.2		192	504	93.1%		$501
13	Stephenville	TX	2008	Tarleton State University	12,524		0.8		192	504	99.4%		$518
14	Troy	AL	2008	Troy University	22,554		0.4		192	514	93.4%		$508
15	Waco	TX	2008	Baylor University	15,364		0.8		192	504	91.1%		$574
16	Murfreesboro	TN	2009	Middle Tennessee State University	25,394		0.8		186	504	98.8%		$463
17	San Marcos	TX	2009	Texas State University	34,225		1.7		192	504	100%		$589
18	Moscow	ID	2009	University of Idaho	12,420		0.5		192	504	99.8%		$500
19	Huntsville	TX	2010	Sam Houston State University	18,461		0.2		192	504	100%		$477
20	Statesboro	GA	2010	Georgia Southern University	20,574		0.7		200	536	75.2%		$524
21	Ames	IA	2011	Iowa State University	30,748		0.3		216	584	100%		$517
22	Clarksville	TN	2011	Austin Peay State University	10,597		1.3		208	560	89.5%		$516
23	Columbia	MO	2011	University of Missouri	34,704		0.9		216	632	73.6%		$441
24	Ft. Wayne	IN	2011	Indiana University / Purdue University	13,771		1.1		204	540	93.7%		$489
25	Valdosta	GA	2011	Valdosta State University	12,515		1.9		216	584	88.4%		$508
26	Auburn	AL	2012	Auburn University	25,134		0.0		216	600	99.8%		$584
27	Flagstaff - I & II	AZ	2012/2013	Northern Arizona University	25,991		0.2		270	776	99.9%		$620
28	Orono	ME	2012	University of Maine	10,901		0.5		188	620	93.5%		$548
29	Fort Collins (3)	CO	2013	Colorado State University	30,659		0.0		218	612	100%		$613
30	Muncie	IN	2013	Ball State University	21,053		0.1		216	584	70.5%		$501
31	Pullman	WA	2013	Washington State University	27,679		0.0		97	263	100%		$569
	Subtotal				18,589	(4)	0.6	(4)	6,065	16,571	92.6%	(5)	$520
	Joint Venture Grove Properties (6)
32	Lawrence	KS	2009	Kansas University	27,135		1.6		172	500	86.0%		$466
33	San Angelo	TX	2009	Angelo State University	6,888		0.3		192	504	96.8%		$507
34	Conway	AR	2010	University of Central Arkansas	11,107		0.4		180	504	70.2%		$451
35	Denton	TX	2011	University of North Texas	37,950		0.8		216	584	91.4%		$582
36	Fayetteville	AR	2012	University of Arkansas	24,537		0.5		232	632	60.9%		$530
37	Laramie	WY	2012	University of Wyoming	12,903		0.3		224	612	84.0%		$510
38	Stillwater	OK	2012	Oklahoma State University	25,708		0.8		206	612	95.4%		$468
39	Indiana	PA	2013	Indiana University of Pennsylvania	15,596		0.6		224	600	92.0%		$581
40	State College	PA	2013	Penn State University	45,783		0.8		224	600	68.8%		$621
41	Norman	OK	2013	University of Oklahoma	27,507		0.6		216	584	85.1%		$566
	Subtotal				23,511	(4)	0.7	(4)	2,086	5,732	82.9%	(5)	$517
	Total Grove Properties				19,819	(4)	0.6	(4)	8,151	22,303	90.1%	(5)	$519
 ______________
(1)	Represents executed leases in place for the 2013-2014 academic year.
(2)	Total revenue (rental and service) for the year ended December 31, 2013 divided by the sum of leased beds at the properties per month.
(3)	Properties subject to a ground lease with an unaffiliated third-party.
(4)	Represents an average of the properties within the grouping.
(5)	Weighted average by number of leased beds as of December 31, 2013.
(6)	Joint venture properties include three properties in which we own a 49.9% interest, three properties in which we own a 10% interest, one property in which we own a 20% interest, and three properties in which we own a 30% interest.

The following table presents certain summary information about our Copper Beech branded operating properties:
													Average
											Occupancy		Monthly
					Fall 2012		Distance to				as of		Total Revenue
			Year		Overall		Campus		Number	Number	December 31,		Per
	City	State	Opened	Primary University Served	Enrollment		(miles)		of Units	of Beds	2013 (1)		Occupied Bed (2)
1	Copper Beech I—State College	PA	1996	Penn State University	45,783		1.8		59	177	91.5%		555
2	Copper Beech II—State College	PA	1998	Penn State University	45,783		1.7		87	257	93.0%		568
3	Oakwood—State College	PA	2000	Penn State University	45,783		2.3		48	144	77.1%		557
4	Northbrook Greens—State College	PA	2003	Penn State University	45,783		1.9		166	250	100.0%		787
5	Parkway Plaza—State College	PA	2003	Penn State University	45,783		1.1		429	633	88.3%		718
6	IUP Phase I—Indiana	PA	2000	Indiana University of Pennsylvania	15,596		0.6		95	239	100.0%		474
7	IUP Phase II—Indiana	PA	2001	Indiana University of Pennsylvania	15,596		0.6		72	172	100.0%		494
8	IUP Buy—Indiana	PA	2004	Indiana University of Pennsylvania	15,596		0.6		43	74	100.0%		572
9	Radford	VA	2005	Radford University	9,573		0.5		222	500	99.6%		351
10	West Lafayette - Klondike	IN	2003	Purdue University	40,393		2.2		219	486	91.4%		446
11	West Lafayette - Baywater	IN	2004	Purdue University	40,393		0.8		137	488	98.8%		387
12	Bloomington	IN	2005	Indiana University	42,133		2.7		107	297	83.8%		457
13	Mount Pleasant	MI	2005	Central Michigan University	27,626		0.7		204	632	88.2%		460
14	Fresno	CA	2006	California State University at Fresno	22,565		2.7		178	506	91.3%		500
15	Bowling Green Phase I	OH	2005	Bowling Green University	17,286		1.2		128	400	98.8%		355
16	Bowling Green Phase II	OH	2007	Bowling Green University	17,286		1.2		72	216	99.5%		367
17	Allendale Phase I	MI	2006	Grand Valley State University	24,654		0.5		206	614	100.0%		454
18	Allendale Phase II	MI	2007	Grand Valley State University	24,654		0.5		82	290	100.0%		434
19	Columbia	MO	2006	University of Missouri	34,704		1.5		214	654	100.0%		464
20	Colonial Crest—Bloomington	IN	2006	Indiana University	42,133		0.8		206	402	82.3%		371
21	Columbia, SC Phase I	SC	2007	University of South Carolina	31,288		2.4		278	824	99.4%		532
22	Columbia, SC Phase II	SC	2008	University of South Carolina	31,288		2.4		72	178	99.4%		546
23	Morgantown	WV	2010	West Virginia University	29,707		1.8		335	920	99.9%		485
24	Harrisonburg	VA	2008	James Madison University	19,927		1.2		414	1,218	99.7%		492
25	Harrisonburg — Grand Duke	VA	2001	James Madison University	19,927		1.2		120	124	97.6%		529
26	Greenville	NC	2008	East Carolina University	26,947		1.9		439	1,232	97.6%		482
27	San Marcos Phase I	TX	2011	Texas State University	34,225		0.5		273	840	90.1%		557
28	San Marcos Phase II	TX	2012	Texas State University	34,225		0.6		142	410	92.4%		563
	Total Copper Beech Properties				30,237	(3)	1.3	(3)	5,047	13,177	96.1%	(4)	$493
_____________
(1)	Represents executed leases in place for the 2013-2014 academic year.
(2)	Total revenue (rental and service) for the year ended December 31, 2013 divided by the sum of leased beds at the properties per month.
(3)	Represents an average of the properties within the grouping.
(4)	Weighted average by number of leased beds as of December 31, 2013.

Expected Development Properties

In 2013, we commenced building four properties for our own account, with completion targeted for the 2014-2015 academic year. Information with respect to these wholly-owned developments is included in the following table:

						Distance to
		Targeted		Fall 2012 Overall		Campus		Number	Number
City	State	Completion	Primary University Served	Enrollment		(Miles)		of Units	of Beds
Slippery Rock	PA	August 2014	Slippery Rock University	8,559		0.3		201	603
Grand Forks	ND	August 2014	University of North Dakota	15,250		0.1		224	600
Mt. Pleasant	MI	August 2014	Central Michigan University	27,626		0.9		216	584
Gainesville	FL	August 2014	University of Florida	49,913		0.3		253	676
Total				25,337	(1)	0.3	(2)	894	2,463
______________
(1)	Represents an average of the properties within the grouping.
(2)	Represents the median distance of the properties within this grouping.

As of December 31, 2013, our four wholly-owned properties under construction had total costs incurred of $47.4 million and budgeted costs of approximately $123.7 million.

We also commenced building two properties that are owned by a joint venture that we established with HSRE in which we own a 30% interest. We are currently targeting completion of these two properties for the 2014-2015 academic year. Information with respect to these joint venture developments is included in the following table:

City	State	Targeted Completion	Primary University Served	Fall 2012 Overall Enrollment		Distance to Campus (Miles)		Number of Units	Number of Beds
Greensboro	NC	August 2014	University of North Carolina at Greensboro	18,516		0.5		216	584
Louisville	KY	August 2014	Univerity of Louisville	21,239		0.1		252	654
Total				19,878	(1)	0.3	(2)	468	1,238

______________
(1)	Represents an average of the properties within the grouping.
(2)	Represents the median distance of the properties within this grouping.

As of December 31, 2013, these two joint venture properties under development described above had total costs incurred of $24.6 million and budgeted costs of approximately $69.1 million. Our proportionate share of the budgeted costs for these two joint venture projects is $20.7 million.

In January 2013, we commenced building a property that is owned by a joint venture that we established with HSRE and Brandywine in which we own a 30% interest. We are currently targeting completion of this property for the 2014-2015 academic year. Information with respect to this joint venture development is included in the following table:

City	State	Targeted Completion	Primary Universities Served	Fall 2012 Overall Enrollment	Distance to Campus (Miles)	Number of Units	Number of Beds
Philadelphia	PA	August 2014	University of Pennsylvania/ Drexel University	25,113	0.1	344	850

As of December 31, 2013, this joint venture property under development had $61.7 million total costs incurred and budgeted costs of approximately $158.5 million. Our proportionate share of the budgeted costs for this joint venture project is $47.6 million.

In October 2013, we commenced redeveloping one property that is owned by a joint venture that we established with Beaumont in which we owned a 20% interest as of December 31, 2013. In January 2014, our interest in this joint venture increased to 35% with the commencement of a second redevelopment project (see Note 18 to the accompanying consolidated financial statements). We are currently targeting completion of these properties for the 2014-2015 academic year. Information with respect to these joint venture developments is included in the following table:

City	Province	Targeted Completion	Primary Universities Served	Fall 2012 Overall Enrollment		Distance to Campus (Miles)		Number of Units	Number of Beds
Montreal	QC	August 2014	McGill University/Concordia University/ L'Ecole deTechnologie	27,591		0.6		715	1,290
Montreal	QC	August 2014	McGill University	38,779		0.1		488	952
Total				33,185	(1)	0.4	(2)	1,203	2,242

______________
(1)	Represents an average of the properties within the grouping.
(2)	Represents the median distance of the properties within this grouping.

As of December 31, 2013, these two joint venture properties under development described above had total costs incurred of $56.5 million and budgeted costs of approximately $166.4 million. Our proportionate share of the budgeted costs for these two joint venture projects is $58.2 million.

Development and construction activities involve significant risks and uncertainties, including risks of delays, cost overruns and the potential expenditure of funds on projects that are not ultimately completed. For each of our expected 2014 development properties, we commenced construction subsequent to conducting significant pre-development activities and acquiring the land, or obtaining rights to the land as in a ground lease, necessary for the development of these properties. No assurance can be given that these developments will be completed in accordance with our current expectations, including those with respect to targeted completion and estimated cost. In addition, with respect to any properties developed through the joint venture that we established exclusively with HSRE, we will be responsible for funding the amount by which actual development costs for a project pursued by the venture exceed the budgeted development costs of such project (without any increase in our interest in the project). Moreover, no assurance can be given that these properties, if completed, will perform in accordance with our expectations. See "Risk Factors—Risks Related to Our Business and Properties—Developing properties will expose us to risks beyond those associated with owning and operating student housing properties, and could materially and adversely affect our profitability"; "Risk Factors—Risks Related to Our Business and Properties —The construction activities at our student housing properties expose us to liabilities and risks beyond those associated with the ownership and operation of student housing properties, which could materially and adversely affect our profitability"; "Risk Factors—Risks Related to Our Business and Properties —Our development activities are subject to delays and cost overruns, which could materially and adversely affect our results of operations an inhibit growth"; "Risk Factors—Risks Related to Our Business and Properties —We may not realize a return on our development activities in a timely manner, which could materially and adversely affect our financial condition and results of operations"; "Risk Factors—Risks Related to Our Business and Properties —Adverse economic conditions and dislocation in the credit markets have had a material and adverse effect on us and may continue to materially and adversely affect us"; and "Risk Factors—Risks Related to Our Business and Properties —Joint venture investments could be materially and adversely affected by our lack of sole decision-making authority, our reliance on our co-ventures' financial condition and disputes between our co-ventures and us."

As we actively seek new development opportunities, our current business plan contemplates the development of approximately six to eight new student housing properties per year. As part of this plan, we purchase land on which to build our properties. In addition to the projects under development at December 31, 2013, we owned seven land parcels that could be used for the development of seven properties (within either our wholly-owned portfolio or as contributions to joint venture projects) with an aggregate bed count ranging from approximately 3,000 to 3,500.

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

On July 3, 2012, we and certain of our subsidiaries were named in a state lawsuit filed with the 250th Judicial District Court of Travis County in Austin, Texas.  The case arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured.  Also named as co-defendants in the case were the architect, the structural engineer and certain of our subcontractors. The plaintiffs allege, among other things, negligence on the part of the defendants in the design, construction, planning, operation and management of The Grove at Denton and seek actual and exemplary damages. The plaintiffs’ initial complaint did not specify the amount of damages sought; however, in a recent filing the plaintiffs demanded $20 million in damages.   The parties have participated in settlement discussions, including mediation on two occasions but no resolution has been reached. The trial is currently scheduled to begin on May 5, 2014.  Although it is not possible to predict the outcome of the lawsuit, we will continue to defend the case vigorously.  Based on the totality of the circumstances, including the existence of insurance coverage, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations.  No amounts have been accrued December 31, 2013.

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about our Amended and Restated Equity Incentive Compensation Plan is incorporated by reference to our definitive Proxy Statement for our 2014 annual meeting of stockholders (the "Proxy Statement").

Market Information

Our common stock has been listed and is traded on the NYSE under the symbol "CCG". The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share reported on the NYSE and declared dividends per share for our common stock:

			Common		Preferred
	Stock Price		Stock		Series A
Period	High	Low	Dividends		Dividends

2012:
First Quarter	$11.81	$10.06	$0.16		$0.37
Second Quarter	12.00	10.02	0.16		0.50
Third Quarter	11.61	10.29	0.16		0.50
Fourth Quarter	12.31	10.47	0.16	(1)	0.50	(2)
2013:
First Quarter	$14.11	$11.81	$0.165		$0.50
Second Quarter	14.36	10.73	0.165		0.50
Third Quarter	12.43	10.10	0.165		0.50
Fourth Quarter	10.82	8.90	0.165	(3)	0.50	(4)

(1)	Paid January 9, 2013, to stockholders of record on December 26, 2012.
(2)	Paid January 15, 2013, to stockholders of record on December 26, 2012.
(3)	Paid January 8, 2014, to stockholders of record on December 23, 2013.
(4)	Paid January 15, 2014, to stockholders of record on December 23, 2013.

On October 22, 2013, our Board of Directors declared a fourth quarter 2013 dividend of $0.165 per common share and OP Unit that was paid in cash on January 8, 2014, to stockholders of record on December 23, 2013. The common stock dividends of $0.66 per share are classified for income tax purposes as 14.8% taxable ordinary dividend, 1.2% qualified dividend, 2.9% capital gain, and 81.1% return of capital.

On October 22, 2013, our Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the fourth quarter of 2013 that was paid in cash on January 15, 2014, to stockholders of record on December 23, 2012. The Preferred Series A stock dividends of $2.00 per share are classified for income tax purposes as 78.3% taxable ordinary dividend, 6.4% qualified dividend, and 15.3% capital gain.

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from October 19, 2010 (first day of trading for our common stock) to the NYSE closing price per share on December 31, 2013 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index, or the S&P 500 Index, and the FTSE ERPA/NAREIT United States Index, or the FTSE ERPA/NAREIT US Index. Total return values were calculated assuming a $100 investment on October 19, 2010 with the reinvestment of all dividends in (i) our common stock, (ii) the S&P 500 Index and (iii) the FTSE ERPA/NAREIT US Index.

The actual returns on the graph above are as follows:

		Value of Initial	Value of Initial	Value of Initial	Value of Initial
	Initial Investment at	Investment at	Investment at	Investment at	Investment at
Name	October 19, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Campus Crest Communities, Inc.	$100.00	$112.96	$85.76	$110.54	$90.13
S&P 500	100.00	108.33	110.62	128.32	169.88
FTSE ERPA/NAREIT US Index	100.00	103.06	111.05	131.01	134.24

Holders

As of December 31, 2013, there were approximately 62 holders of record of our common stock and 64,502,430 shares of common stock outstanding.

Distributions

We intend to continue to declare quarterly distributions on our common stock. The actual amount, timing and form of payment of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code, and no assurance can be given as to the amounts, timing or form of payment of future distributions. The payment of distributions is subject to restrictions under our corporate-level debt described in Note 7 to the Consolidated Financial Statements in Item 15 and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 under "Liquidity and Capital Resources".

Item 6.   Selected Financial Data.

You should read the following selected financial and operating data in conjunction with the Notes to Consolidated Financial Statements in Item 15 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

Statements of Operations Information:

	The Company				Predecessor
				October 19,	January 1,
				2010	2010
	Year Ended	Year Ended	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	December 31,	December 31,	October 18	December 31,
(in thousands, except share data)	2013	2012	2011	2010	2010	2009
Revenues:
Student housing rental	$87,635	$71,211	$49,048	$8,784	$32,609	$36,131
Student housing services	3,615	2,880	2,062	254	1,254	1,978
Development, construction and management services	51,069	54,295	35,084	74	35,687	60,711
Total revenues	142,319	128,386	86,194	9,112	69,550	98,820
Operating expenses:
Student housing operations	40,346	32,633	23,316	4,278	17,921	18,217
Development, construction and management services	46,759	50,493	31,051	-	33,986	61,411
General and administrative	10,658	8,821	6,749	1,157	5,515	5,610
Transaction costs	1,121	-	-	-	-	-
Ground leases	249	217	209	42	214	264
Impairment of unconsolidated entity	312	-	-	-	-	-
Depreciation and amortization	23,700	20,693	16,524	3,052	11,311	13,940
Total operating expenses	123,145	112,857	77,849	8,529	68,947	99,442
Equity in earnings (loss) of unconsolidated entities	(3,727)	361	(1,164)	(163)	(259)	(59)
Operating income (loss)	15,447	15,890	7,181	420	344	(681)
Nonoperating income (expense):
Interest expense	(12,969)	(11,545)	(6,888)	(2,149)	(19,379)	(13,732)
Other income (expense)	1,414	(410)	720	190	914	841
Gain on purchase of previously unconsolidated entities	-	6,554	3,159	577	-	-
Total nonoperating expenses, net	(11,555)	(5,401)	(3,009)	(1,382)	(18,465)	(12,891)
Income (loss) before income taxes	3,892	10,489	4,172	(962)	(18,121)	(13,572)
Income tax benefit (expense)	727	(356)	(464)	-	-	-
Income (loss) from continuing operations	4,619	10,133	3,708	(962)	(18,121)	(13,572)
Income (loss) from discontinued operations	(3,001)	665	73	(643)	(2,531)	(3,651)
Net income (loss)	1,618	10,798	3,781	(1,605)	(20,652)	(17,223)
Net income (loss) attributable to noncontrolling interests	(34)	46	51	(14)	(7,479)	(10,486)
Dividends on preferred stock	6,183	4,114	-	-	-	-
Net income (loss) attributable to Campus Crest Communities, Inc and Predecssor	$(4,531)	$6,638	$3,730	$(1,591)	$(13,173)	$(6,737)
Net income (loss) per share attributable to common stockholders - basic and diluted:
Basic and diluted	$(0.08)	$0.19	$0.12	$(0.05)
Weighted-average common shares outstanding:
Basic	59,984	34,781	30,717	29,877
Diluted	60,418	35,217	31,153	29,877
Distributions per common share	$0.66	$0.64	$0.64	$0.13

Balance Sheet Information:

	The Company				Predecessor
	December 31,
(in thousands)	2013	2012	2011	2010	2009

Assets
Investment in real estate, net:
Student housing properties	$716,285	$669,387	$512,227	$372,746	$347,157
Accumulated depreciation	(102,356)	(97,820)	(76,164)	(57,463)	(38,999)
Development in process	91,184	50,781	45,278	24,232	3,300
Investment in real estate, net	705,113	622,348	481,341	339,515	311,458
Investment in unconsolidated entities	324,838	22,555	21,052	13,751	2,980
Other assets, net	152,728	51,417	37,864	17,991	17,358
Total assets	$1,182,679	$696,320	$540,257	$371,257	$331,796

Liabilities and equity
Liabilities:
Mortgage and construction loans	$205,531	$218,337	$186,914	$60,840	$329,102
Line of credit and other debt	207,952	75,375	82,052	42,500	14,070
Other liabilities	74,215	57,706	40,156	21,127	31,340
Total liabilities	487,698	351,418	309,122	124,467	374,512
Equity (deficit):
Stockholders’ and owner’s equity (deficit)	690,327	340,461	227,109	243,159	(50,090)
Cumulative redeemable preferred stock	61	23	-	-	-
Noncontrolling interests	4,593	4,418	4,026	3,631	7,374
Total equity (deficit)	694,981	344,902	231,135	246,790	(42,716)
Total liabilities and equity (deficit)	$1,182,679	$696,320	$540,257	$371,257	$331,796

Other Data:

	The Company				Predecessor
				October 19,	January 1,
				2010	2010
	Year Ended	Year Ended	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	December 31,	December 31,	October 18	December 31,
(unaudited and in thousands)	2013	2012	2011	2010	2010	2009
Funds from operations (“FFO”)(1)
Net income (loss)	$(4,531)	$6,638	$3,730	$(1,591)	$(13,173)	$(6,737)
Net income (loss) attributable to noncontrolling interests	(34)	46	51	(14)	(7,479)	(10,486)
Gain on purchase of joint venture properties(2)	-	(6,554)	(3,159)	(577)	-	-
Impairment of disposed assets(3)	4,729	-	-	-	-	-
Impairment of investment in unconsolidated entity (4)	312	-	-	-	-	-
Real estate related depreciation and amortization	25,503	23,521	19,832	3,911	14,660	18,205
Real estate related depreciation and amortization unconsolidated entities	23,271	1,731	2,434	454	245	52
FFO	$49,250	$25,382	$22,888	$2,183	$(5,747)	$1,034

FFO	$49,250	$25,382	$22,888	$2,183	$(5,747)	$1,034
Elimination of change in fair value of interest rate derivatives(5)	-	-	(337)	(139)	(5,002)	(3,480)
Elimination of write-off of unamortized deferred financing fees	236	966	-	-	-	-
Elimination of transaction costs	1,121	-	-	-	-	-
Elimination of transaction costs included in equity in earnings	906	-	-	-	-	-
Elimination of fair value debt and purchase accounting adjustments at our investment in Copper Beech (6)	(3,576)	-	-	-	-	-
Elimination of development cost write-off	175	-	-	-	537	1,211

Funds from operations adjusted (“FFOA”)(7)	$48,112	$26,348	$22,551	$2,044	$(10,212)	$(1,235)

(1)	FFO is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, in October 2011, NAREIT communicated to its members that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO. We use FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially and adversely impact our results from operations, the utility of FFO as a measure of our performance is limited. While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the consolidated and combined financial statements and the other financial statements accompanying this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
(2)	For 2010, gain was from the purchase of our joint venture partner’s interest in The Grove at San Marcos, Texas; for 2011, gain was from the purchase of our joint venture partner’s interests in The Grove at Huntsville, Texas, and The Grove at Statesboro, Georgia; for 2012, gain was from the purchase of our joint venture partner's interests in The Grove at Moscow, Idaho, and The Grove at Valdosta, Georgia.
(3) In 2013, we sold four unencumbered, wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas, for a combined sales price of $51.0 million resulting in net proceeds of approximately $48.6 million. In connection with the disposition of these properties, we recorded an impairment of $4.7 million.
(4) In January 2014, we acquired from HSRE the remaining interest in The Grove at Denton for approximately $7.7 million. Prior to this transaction, The Grove at Denton was wholly owned by a real estate venture of which we owned 20% and HSRE owned the remaining 80%. In connection with evaluating our purchase of the remaining interests in the properties, we recognized a loss of approximately $0.3 million related to the re-measurement of our previously held equity interests in the properties at the acquisition date.
(5)	Includes only the non-cash portion of the change in unhedged derivatives.
(6)	Includes our proportionate share of non-cash fair value debt and other purchase accounting adjustments in our investment in Copper Beech.
(7)	When considering our FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of unhedged interest rate derivatives, write-off of unamortized deferred financing fees, transaction costs (including those within equity in earnings), fair value of debt adjustments within our investment in Copper Beech and the write-off of development costs. Excluding the non-cash portion of the change in fair value of unhedged interest rate derivatives, write-off of unamortized deferred financing fees, transaction costs (including those within equity in earnings), fair value of debt adjustments within our investment in Copper Beech and the write-off of development costs adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt amortization of principal or other commitments and contingencies. This measure is referred to herein as FFOA.

				The Company
	The Company			and Predecessor	Predecessor
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2012	2011	2010	2009
Net cash flow information:
Net cash provided by (used in) operating activities	$14,388	$29,470	$22,770	$(6,923)	$4,353
Net cash used in investing activities	(489,673)	(133,053)	(126,916)	(59,931)	(23,552)
Net cash provided by financing activities	501,369	98,818	112,554	66,279	11,060

Selected Property Information:

				The Company
	The Company			and Predecessor	Predecessor
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2013 (1)	2012	2011	2010	2009

Operating Properties	69	39	33	27	24
Units	13,198	7,670	6,324	5,048	4,476
Beds	35,480	20,884	17,064	13,580	12,036
Occupancy	92.3%	90.4%	89.0%	89.0%	84.0%

(1)	Includes both The Grove® and Copper Beech properties for the year ended December 31, 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, references to “we,” “us,” “our,” the “Company” and “Campus Crest” refer to Campus Crest Communities, Inc. and our consolidated subsidiaries, including Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”), except where the context otherwise requires.

Overview

Our Company

We are a self-managed, self-administered and vertically-integrated REIT focused on developing, building, owning and managing a diversified portfolio of high-quality, residence life focused student housing properties. We operate our business through the Operating Partnership and our subsidiaries. We derive substantially all of our revenue from student housing rental, student housing services, construction, development services and management services. As of December 31, 2013, we owned the sole general partnership interest, 99.3% of the outstanding common units of limited partnership interest in the Operating Partnership, or OP Units, and all of the outstanding preferred units of limited partnership interest in the Operating Partnership.

We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, residence life focused student housing properties in the United States, based on beds owned and under management. As of December 31, 2013, we owned interests in 41 operating student housing The Grove® properties containing approximately 8,151 apartment units and 22,303 beds. Thirty-one of our operating The Grove® properties are wholly-owned and ten of our The Grove® properties are owned through joint ventures with HSRE. As of December 31, 2013, we also owned interests in 28 operating student housing Copper Beech branded properties containing approximately 5,047 apartment units and 13,177 beds. Our Copper Beech branded properties are owned by us and the CB Investors (see "- CB Portfolio Acquisition" below). As of December 31, 2013, we owned one wholly-owned redevelopment property. As of December 31, 2013, our operating portfolio consisted of the following:

	Properties in		Number	Number
	Operation	Ownership	of Units	of Beds
Wholly owned Grove properties	31	100.0%	6,065	16,571
Joint venture Grove properties:
HSRE I	3	49.9%	544	1,508
HSRE IV(1)	1	20.0%	216	584
HSRE V	3	10.0%	662	1,856
HSRE VI	3	20.0%	664	1,784
Total Grove properties	41		8,151	22,303

CB Portfolio(2)	28	67.0%	5,047	13,177

Total Portfolio(3)	69		13,198	35,480

(1)	In January 2014, we acquired the outstanding interest in The Gove at Denton, Texas.
(2)	As of December 31, 2013, we held an effective interest in the CB Portfolio of 67%.
(3)	The re-development of our 100% owned property in Toledo, OH is excluded. We expect to announce more details on the redevelopment in 2014.

As of December 31, 2013, the average occupancy for our 41 operating The Grove® properties was approximately 90.1% and the average monthly total revenue per occupied bed was approximately $519. Our operating The Grove® properties are located in 19 states, contain modern apartment units with many resort-style amenities, and have an average age of approximately 3.7 years as of December 31, 2013. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We have developed, built and managed substantially all of our wholly-owned properties and several of our unconsolidated, joint venture properties, which are based upon a common prototypical residential building design. We believe that our use of this prototypical building design, which we have built approximately 675 times (approximately 15 of such residential buildings make up one student housing property), allows us to efficiently deliver a uniform and proven student housing product in multiple markets. All of our operating properties (other than those in the CB Portfolio as defined below and Toledo) operate under The Grove® brand, and we believe that our brand and the associated lifestyle are effective differentiators that create higher visibility and appeal for our properties within their markets both with the student as well as the universities we serve.

In addition to our existing properties, we actively seek organic growth opportunities. We commenced building or redeveloping nine new student housing properties in 2013, one of which is owned by a joint venture with HSRE and Brandywine in which we own a 30.0% interest and act as the co-developer, one of which is owned by a joint venture with Beaumont in which we owned a 20.0% interest at December 31, 2013, two of which are owned by a joint venture with HSRE in which we own a 30% interest, one of which is being built as a Copper Beech branded property in which our ownership interest is commensurate with the remainder of the CB Portfolio, and four of which are wholly-owned by us. In January 2014, we commenced redevelopment on one student housing property of which is owned by a joint venture with Beaumont in which we owned a 35.0% interest. The following is a summary of these developments:

Project	Location	Primary University Served	Ownership		Units	Beds	Estimated Project Cost (1)	Scheduled Opening for Occupancy
Wholly Owned:
The Grove at Slippery Rock	Slippery Rock, PA	Slippery Rock University	100.0%		201	603	29.9	August 2014
The Grove at Grand Forks	Grand Forks, ND	University of North Dakota	100.0%		224	600	28.2	August 2014
The Grove at Mt. Pleasant	Mt. Pleasant, MI	Central Michigan University	100.0%		216	584	24.1	August 2014
The Grove at Gainesville	Gainesville, FL	University of Florida	100.0%		253	676	41.4	August 2014
Joint Venture:
The Grove at Greensboro	Greensboro, NC	University of North Carolina at Greensboro	30.0%		216	584	27.9	August 2014
The Grove at Louisville	Louisville, KY	University of Louisville	30.0%		252	656	41.2	August 2014
evo at Cira Centre South	Philadelphia, PA	University of Pennsylvania/ Drexel University	30.0%		344	850	158.5	August 2014
Copper Beech at Ames	Ames, IA	Iowa State University	67.0%		219	660	33.6	August 2014
evo à Station-Square Victoria	Montreal, Quebec	McGill University/ Concordia University/ L'Ecole de Technologie	20.0%	(2)	715	1,290	82.9	August 2014
evo à Sherbrooke	Montreal, Quebec	McGill University	35.0%	(3)	488	952	83.5	August 2014
					3,128	7,455	$551.2

(1)	Estimated project cost amounts are in millions.
(2)	At December 31, 2013, our ownership percentage in CSH Montreal, the holding company that owns our joint venture with Beaumont, DCV Holdings, was 20.0%. Effective January 2014, with the closing of an additional property, our ownership percentage increased to 35.0%. See Note 18 to the accompanying consolidated financial statements.
(3)	Re-development property acquired by DCV Holdings on January 15, 2014. See Note 18 to the accompanying consolidated financial statements.

CB Portfolio Acquisition

In February 2013, we entered into purchase and sale agreements to acquire an approximate 48.0% interest in a portfolio of 35 student housing properties, one undeveloped land parcel and a corporate office building held by the members of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC ("CBTC PA," together with CBTC, "Copper Beech" or the "Sellers") (the “CB Portfolio”), and a fully integrated platform and brand with management, development and construction teams, for an initial purchase price of approximately $230.2 million, including the repayment of $106.7 million of debt. The remaining interests in the CB Portfolio are held by certain of the former members of CBTC and CBTC PA, (the “CB Investors”). Pursuant to our 48.0% interest in the CB Portfolio, we entered into a purchase and sale agreement (the “Purchase Agreement”), and related transactions, with the members of CBTC and CBTC PA, to acquire in steps a 36.3% interest in the CB Portfolio. We also entered into a purchase and sale agreement with certain investors in the CB Portfolio who are not members of Copper Beech (the “Non-Member Investors”) to acquire the interests in the CB Portfolio held by such Non-Member Investors (the “Non-Member Purchase Agreement”). Pursuant to the Non-Member Purchase Agreement, we acquired approximately an 11.7% interest in the CB Portfolio from the Non-Member Investors. We refer to this transaction as the “CB Portfolio Acquisition.”

Our $230.2 million investment in the CB Portfolio entitles us to a preferred payment of $13.0 million for the first year of our investment and 48.0% of remaining operating cash flows. In connection with the CB Portfolio Acquisition we loaned approximately $31.7 million to the CB Investors. The loan had an interest rate of 8.5% per annum and a term of three years, and was secured by the CB Investors’ interests in six unencumbered properties in the CB Portfolio. This amount was repaid by year end. See below for further discussion.

For the year ended December 31, 2013, we recognized approximately ($3.8) million in equity in loss of Copper Beech and approximately $1.4 million in interest income from the loan to the CB Investors. Additionally, for the year ended December 31, 2013, we recognized approximately $1.1 million of transaction expenses related to the CB Portfolio Acquisition and incurred $16.9 million of costs which were included in our investment basis in the CB Portfolio.

Amendment to Copper Beech Purchase Agreement

On September 30, 2013 and effective subject to the receipt of required third party consents, we entered into an Amendment (the “Amendment”) to the Purchase Agreement. As consideration for entering into the Amendment, we paid the CB Investors $4.0 million.

Pursuant to the terms of the Amendment, following receipt of required third party consents, we will transfer our 48.0% interest in five properties in the Copper Beech Portfolio (Copper Beech Auburn, Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Oak Hill and Copper Beech Statesboro Phase 1) back to the CB Investors and defer the acquisition of two development properties (Cooper Beech Mt. Pleasant Phase 2 and Cooper Beech Statesboro Phase 2) until August 18, 2014 as consideration for an additional 19.0% interest in each of the remaining 30 properties in the Copper Beech Portfolio (the “Initial Copper Beech Properties”). Following the transfer of such properties, we will hold a 67.0% interest in each of 30 properties in the CB Portfolio, with the CB Investors holding the remaining 33.0% interest. In addition, under the terms of the Amendment, we have the option, exercisable from March 18, 2014 through August 18, 2014, to acquire an 18.0% interest in each of the seven properties whose acquisition is being deferred (collectively, the “Deferred Copper Beech Properties”), which will entitle us to 33.0% of the operating cash flows of such Deferred Copper Beech Properties. The purchase price for the exercise of this option is approximately $16.9 million. In order to exercise this option, we must also exercise the option to acquire an additional 18.0% interest in the Initial Copper Beech Properties, which is described below.

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

The CB Portfolio consists of 35 student housing properties, one undeveloped land parcel in Charlotte, North Carolina, and Copper Beech’s corporate office building in State College, Pennsylvania. The CB Portfolio consists primarily of townhouse units located in eighteen geographic markets in the United States across thirteen states, with 30 of the 35 student housing properties having been developed by Copper Beech. As of December 31, 2013, the CB Portfolio comprised approximately 5,047 rentable units with approximately 13,177 rentable beds. The CB Portfolio student housing properties have an average age of approximately 8.5 years. As of December 31, 2013, the average occupancy for the student housing properties was approximately 96.1%. For the year ended December 31, 2013, the average monthly total revenue per occupied bed was approximately $493.

The following table presents certain summary information about the properties in the CB Portfolio:

Initial Copper Beech Properties	Primary University	Units	Beds
Copper Beech I—State College	Penn State University	59	177
Copper Beech II—State College	Penn State University	87	257
Oakwood--State College	Penn State University	48	144
Northbrook Greens—State College	Penn State University	166	250
Parkway Plaza—State College	Penn State University	429	633
IUP Phase I—Indiana	Indiana University of Pennsylvania	95	239
IUP Phase II—Indiana	Indiana University of Pennsylvania	72	172
IUP Buy—Indiana	Indiana University of Pennsylvania	43	74
Radford, VA	Radford University	222	500
Klondike—Purdue	Purdue University	219	486
Baywater—Purdue	Purdue University	137	488
Bloomington, IN	Indiana University	107	297
CMU Phase I—Mount Pleasant, MI	Central Michigan University	204	632
Fresno, CA	California State University at Fresno	178	506
Bowling Green Phase I	Bowling Green University	128	400
Bowling Green Phase II	Bowling Green University	72	216
Allendale Phase I	Grand Valley State University	206	614
Allendale Phase II	Grand Valley State University	82	290
Columbia, MO	University of Missouri	214	654
Colonial Crest—Bloomington, IN	Indiana University	206	402
Columbia, SC Phase I	University of South Carolina	278	824
Columbia, SC Phase II	University of South Carolina	72	178
Morgantown, WV	West Virginia University	335	920
Harrisonburg, VA	James Madison University	414	1,218
Grand Duke	James Madison University	120	124
Greenville, NC	East Carolina University	439	1,232
San Marcos, TX Phase I	Texas State University	273	840
San Marcos, TX Phase II	Texas State University	142	410
Total - Initial Copper Beech Properties		5,047	13,177

Deferred Copper Beech Properties	Primary University	Units	Beds
Oak Hill—State College	Penn State University	106	318
CMU Phase II—Mount Pleasant, MI	Central Michigan University	119	256
Statesboro, GA Phase I	Georgia Southern University	246	754
Statesboro, GA Phase II	Georgia Southern University	82	262
Kalamazoo Phase I	Western Michigan University	256	784
Kalamazoo Phase II	Western Michigan University	115	340
Auburn, AL	Auburn University	271	754
Total - Deferred Copper Beech Properties		1,195	3,468

Our Relationship With HSRE

We are a party to active joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of December 31, 2013, we hold 10 operating joint venture properties with HSRE and are in the process of developing three additional properties in partnership with HSRE, including one joint venture project where we are partners with both HSRE and Brandywine.

HSRE I. Our first joint venture with HSRE, HSRE-Campus Crest I, LLC ("HSRE I"), indirectly owned 100% of the interests in the following three properties at December 31, 20103: The Grove at Conway, Arkansas, The Grove at Lawrence, Kansas, and The Grove at San Angelo, Texas. On July 5, 2012, we completed the purchase of HSRE's 50.1% interest in The Grove at Moscow, Idaho, which was included in HSRE I prior to that date.  On December 29, 2011, we completed the purchase of HSRE's 50.1% interests in The Grove at Huntsville, Texas and The Grove at Statesboro, Georgia, which were included in HSRE I prior to that date. At December 31, 2013, we owned a 49.9% interest in HSRE I and HSRE owned the remaining 50.1%.

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

HSRE IV. In January 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest IV, LLC ("HSRE IV") to develop and operate additional purpose-built student housing properties. HSRE IV completed two new student housing properties in August 2011 for the 2011-2012 academic year. The properties, located in Denton, Texas, and Valdosta, Georgia, contain an aggregate of approximately 1,168 beds and cost approximately $45.7 million. We own a 20.0% interest in this venture and affiliates of HSRE own the balance. On July 5, 2012, we completed the purchase of HSRE's 80% interest in The Grove at Valdosta, which was included in HSRE IV prior to that date.

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

HSRE VI. In March 2012, we entered into a joint venture with HSRE, HSRE-Campus Crest VI, LLC ("HSRE VI"), to develop and operate additional purpose-built student housing properties. HSRE VI completed three new student housing properties in August 2013 for the 2013-2014 academic year. The properties, located in Norman, Oklahoma, State College, Pennsylvania and Indiana, Pennsylvania, contain an aggregate of approximately 1,784 beds and cost approximately $80.0 million. We own a 20.0% interest in this venture and affiliates of HSRE own the balance.

In general, we are responsible for the day-to-day management of HSRE IV’s, HSRE V’s and HSRE VI's business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE IV, HSRE V and HSRE VI, we will receive fees for providing services to HSRE IV, HSRE V and HSRE VI pursuant to development and construction agreements and property management agreements. In general, we will earn development fees equal to approximately 4.0% of the total cost of each property developed by HSRE IV, HSRE V and HSRE VI (excluding the cost of land and financing costs), construction fees equal to approximately 5.0% of the construction costs of each property developed by HSRE IV, HSRE V and HSRE VI and management fees equal to approximately 3.0% of the gross revenues and 3.0% of the net operating income of operating properties held by HSRE IV, HSRE V and HSRE VI. In addition, we will receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IV, HSRE V or HSRE VI exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project.

HSRE IX. In January 2013, we entered into a joint venture with HSRE and Brandywine, HSRE-Campus Crest IX, LLC ("HSRE IX"), to develop and operate additional purpose-built student housing properties. HSRE IX is currently building one new student housing property, evo at Cira Centre South, with completion targeted for the 2014-2015 academic year. The property, located in the University City submarket of Philadelphia, Pennsylvania, will contain approximately 850 beds and has an estimated cost of approximately $158.5 million. We own a 30.0% interest in this venture, Brandywine owns 30.0% and affiliates of HSRE own the balance.

In general, we, along with Brandywine, are responsible for the day-to-day management of HSRE IX’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us, HSRE, and Brandywine. In addition to distributions to which we are entitled as an investor in HSRE IX, we, along with Brandywine, will receive fees for providing services to HSRE IX pursuant to a development agreement and property management agreement. In general, we, along with Brandywine, will earn development fees equal to approximately 4.0% of the total cost of each property developed by HSRE IX (excluding the cost of land and financing costs) and we will earn management fees equal to approximately 3.0% of the gross revenues and 2.0% of the net operating income of operating properties held by HSRE IX. In addition, we, along with Brandywine, will receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we, along with Brandywine, will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IX exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project.

HSRE X. In March 2013, we entered into a joint venture agreement with HSRE, HSRE-Campus Crest X, LLC ("HSRE X"), to develop and operate additional purpose-built student housing properties. HSRE X is developing two new student housing properties with completion targeted for the 2014-2015 academic year. The properties, located in Louisville, Kentucky and Greensboro, North Carolina will contain an aggregate of approximately 1,238 beds and have an estimated cost of approximately $69.1 million. We own a 30.0% interest in this joint venture and affiliates of HSRE own the balance.

We amended HSRE’s right of first opportunity, originally granted with respect to HSRE I, to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested an aggregate $50 million in HSRE IV, HSRE V, HSRE VI, HSRE IX, and HSRE X or caused HSRE IV, HSRE V, HSRE VI, HSRE IX, and HSRE X to decline three development opportunities in any calendar year. As of December 31, 2013, HSRE had funded approximately all of the $50 million right of first opportunity. The terms of this joint venture do not prohibit us from developing a wholly-owned student housing property for our own account.

Our Relationship With Beaumont

In July 2013, we entered into a joint venture, DCV Holdings, LP (“DCV Holdings”) with Beaumont Partners SA (“Beaumont”) to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for approximately $60.0 million Canadian ("CAD"). The joint venture intends to convert the property into an upscale student housing tower featuring a mix of single and double units serving McGill University, Concordia University and L’Ecole de Technologie.

In December 2013, we and Beaumont formed a holding company, CSH Montreal LP (“CSH Montreal”), and DCV Holdings was subsequently contributed to CSH Montreal LP, such that CSH Montreal LP became the sole limited partner in DCV Holdings. In addition, following the insertion of CSH Montreal LP as the holding company in the joint venture arrangement, CSH Montreal LP acquired ownership of HIM Holdings LP (“HIM Holdings”), an entity formed to facilitate the acquisition of another property in Canada. As of December 31, 2013, we owned a 20.0% interest in DCV Holdings.

On January 15, 2014, through the newly formed HIM Holdings, the joint venture partnership acquired the 488-room, 22-story Holiday Inn Midtown in Montréal, Québec for approximately CAD 65 million. The joint venture intends to convert the property it into an upscale evo student housing tower near McGill University. In connection with the acquisition of the Holiday Inn property, we increased our ownership interest from 20.0% to 35.0% in CSH Montreal, the joint venture that holds the newest evo and the previously announced evo à Square Victoria.

Critical Accounting Policies

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. Certain of these accounting policies are particularly important for an understanding of the financial position and results of operations presented in the consolidated financial statements set forth elsewhere in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Actual results could differ as a result of such judgment and assumptions.

Our consolidated financial statements include the accounts of all investments, which include joint ventures in which we have a controlling interest and our consolidated subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in our historical consolidated financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the historical consolidated financial statements, giving due consideration to materiality. Our estimates may not be ultimately realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results may differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Valuation of Investment in Real Estate

Investment in real estate is recorded at historical cost. Pre-development expenditures include items such as entitlement costs, architectural fees and deposits associated with the pursuit of partially-owned and wholly-owned development projects. These costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the commencement of construction is not probable. Such write-offs are included within development, construction, and management services in the accompanying consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of mortgages and construction loans are determined by comparing current borrowing rates and risk spreads offered in the market to the stated interest rates and spreads on our current mortgages, construction loans, and Exchangeable Senior Notes.

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

We have made the election to treat TRS Holdings, our wholly-owned subsidiary as a TRS.  TRS Holdings holds our development, construction and management companies that provide services to entities in which we do not own 100% of the equity interests. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes. Our TRS accounts for its income taxes in accordance with U.S. GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

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

Changes in Financial Condition

In January 2013, we entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement"), which provides for a $250 million senior unsecured revolving credit facility (the "Revolving Credit Facility"), a $50 million term loan (the “Term Loan”, together with the “Revolving Credit Facility”, the “Amended Credit Facility”), and an accordion feature that allows us, under certain circumstances, to request an increase in the total commitments by an additional $300.0 million, increasing total commitments to $600.0 million. The Second Amended and Restated Credit Facility will mature in January 2017 and contains a one-year extension option, subject to certain terms and conditions. For additional information regarding the Amended Credit Facility, please refer to "—Liquidity and Capital Resources—Principal Capital Resources" below.

In March 2013, we completed an underwritten public offering of approximately 25.5 million shares of common stock, including approximately 3.3 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $299.7 million. The net proceeds were used: (1) to fund our investment in the CB Portfolio and related transactional costs, including investment banking advisory fees (see Note 5 to the accompanying consolidated financial statements); and (2) for general corporate purposes, including the repayment of debt.

In June 2013, we implemented an At-The-Market offering program under which we may sell at market price up to $100.0 million in shares of our common stock over the term of the program. As of December 31, 2013, we had not issued and sold any shares under this program.

In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of 3,800,000 shares, including 400,000 shares issued and sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares of the Series A Preferred Stock. The shares of Series A Preferred Stock were issued at a public offering price of $25.0611 per share, for net proceeds of approximately $91.3 million, after deducting the underwriting discount and other estimated offering expenses of approximately $4.0 million. We used the net proceeds, as well as the net proceeds from our issuance of Exchangeable Senior Notes (defined below), to repay approximately $46.8 million of indebtedness outstanding under three construction loans, to repay amounts owed under the Amended Credit Facility and for general corporate purposes.

In October 2013, the Operating Partnership completed a private offering of $100.0 million of unsecured 4.75% exchangeable senior notes (the "Exchangeable Senior Notes") due October 15, 2018. Interest on the Exchangeable Senior Notes is payable semi-annually on April 15 and October 15, beginning April 15, 2014. Upon exchange of the notes, the Operating Partnership will deliver cash, shares of Campus Crest common stock, or a combination of both at an initial exchange rate of 79.6020 shares per $1,000 principal amount of Exchangeable Senior Notes (equivalent to an initial exchange price of approximately $12.56 per share of our common stock). The Exchangeable Senior Notes may not be redeemed prior to the maturity date. At any time prior to July 15, 2018, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the notes, to settle all of its future exchange obligation entirely in shares of our common stock. The Exchangeable Senior Notes rank equally in right of payment to all other unsecured debt and are subordinated in right of payment to all secured debt, liabilities, and preferred equity of our subsidiaries.

We used the net proceeds from the reopening of the Series A Preferred Stock and the Exchangeable Senior Notes offerings for the repayment of debt, development funding and working capital purposes.

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

Unlike traditional multi-family housing, most of our leases commence on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminates at the completion of the last summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts. As of the start of the fall term for the 2013-2014 and 2012-2013 academic years, we had approximately 41.7% and 41.9%, respectively, of our current tenants renew their lease for the upcoming academic year.

Development, Construction and Management Services

The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. In particular, we entered into joint ventures HSRE IX, HSRE X, and DCV Holdings that are currently building five student housing properties with completion targeted for the 2014-2015 academic year. We will receive fees for providing development and construction services to HSRE X and receive management fees for managing properties owned by HSRE X once they are placed in service. We will share in the receipt of fees for providing development services to DCV Holdings and receive management fees for managing properties owned by DCV Holdings once they are placed in service. We will share in the receipt of fees for providing development services to HSRE IX and share in the receipt of management fees for managing the property owned by HSRE IX once it is placed in service. No assurance can be given that the aforementioned joint ventures will be successful in developing student housing properties as currently contemplated or those currently under construction.

Results of Operations

Our Business Segments

Management evaluates operating performance through the analysis of results of operations of two distinct business segments: (i) student housing operations and (ii) development, construction and management services. Management evaluates each segment’s performance by reference to net operating income, or NOI, which we define as operating income before depreciation and amortization. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies footnote (Note 2) to our consolidated financial statements. Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. In August 2013 and September 2013, we opened three wholly-owned properties and an additional three properties that are owned in a real estate ventures in which we have a noncontrolling interest. Due to the continuous opening of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and "same-store" operations, which we believe provides a more meaningful indicator of comparative historical performance.

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

We monitor NOI of our student housing properties, which is a non-GAAP financial measure. In general terms, we define NOI as student housing rental revenue less student housing operating expenses including real estate taxes related to our properties. We believe this measure provides an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss). We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by locality, have on our financial performance.  To help make comparisons of NOI between periods more meaningful, we distinguish NOI from our properties that are wholly-owned and that were in service throughout each period presented (that is, our "same store" properties) from NOI from our other wholly-owned properties.

We specifically calculate NOI by adding back to (or subtracting from) net income (loss) attributable to common stockholders the following expenses or charges: income tax expense, other expense, interest expense, equity in loss of unconsolidated entities, depreciation and amortization, ground lease expense, general and administrative expense, development, construction and management services expenses and other non-recurring costs or expenses. The following income or gains are then deducted from net income (loss) attributable to common stockholders, adjusted for add backs of expenses or charges: other income, development, construction and management services revenues and non-recurring income or gains.

NOI excludes multiple components of net income (loss) attributable to common stockholders (computed in accordance with GAAP) and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially and adversely impact our results of operations. Therefore, the utility of NOI as a measure of our performance is limited. Additionally, other companies, including other equity REITs, may use different methodologies for calculating NOI and, accordingly, NOI as disclosed by such other companies may not be comparable to NOI published herein. We believe that in order to facilitate a clear understanding of our historical operating results, NOI should be examined in conjunction with net income (loss) as presented in the consolidated financial statements accompanying this report. NOI should not be considered as an alternative to net income (loss) attributable to common stockholders as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distribution.

Development, Construction and Management Services

Development and Construction Services. In addition to our wholly-owned properties, substantially all of which were developed and built by us, we also provide development and construction services to unconsolidated joint ventures in which we have an ownership interest. We act as a general contractor on all of our construction projects. When building properties for our own account (i.e., for entities that are consolidated in our financial statements), construction revenues and expenses are eliminated for accounting purposes and construction costs are ultimately reflected as capital additions. Thus, building properties for our own account does not generate any revenues or expenses in our development, construction and management services segment on a consolidated basis. Alternatively, when performing these services for unconsolidated joint ventures, we recognize construction revenues based on the costs that have been contractually agreed to with the joint venture for the construction of the property and expenses based on the actual costs incurred. Construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs, as adjusted to eliminate our proportionate ownership of each entity. Actual construction costs are expensed as incurred and are likewise adjusted to eliminate our proportionate ownership of each entity. Operating income generated by our development and construction activities generally reflects the development fee and construction fee income that is realized by providing these services to unconsolidated joint ventures (i.e., the "spread" between the contractual cost of construction and the actual cost of construction).

Management Services. In addition to our wholly-owned properties, all but one of which are managed by us, we also provide management services to unconsolidated joint ventures in which we have an ownership interest. We recognize management fees from these entities as earned in accordance with the property management agreement with these entities, as adjusted to eliminate our proportionate ownership of each entity.

We have set forth a discussion comparing our consolidated results for the year ended December 31, 2013 to the consolidated results of our operations for the year ended December 31, 2012. Additionally, we have set forth a discussion comparing our consolidated results for year ended December 31, 2012 to the consolidated results for the year ended December 31, 2011. The historical results of operations presented below should be reviewed in conjunction with the notes to the consolidated financial statements accompanying this report.

Comparison of Years Ended December 31, 2013 and December 31, 2012

As of December 31, 2013, our property portfolio consisted of 31 consolidated operating properties, containing approximately 6,065 apartment units and 16,571 beds, and 38 operating properties held in five unconsolidated joint ventures, containing approximately 7,133 apartment units and 18,909 beds. Four consolidated operating properties have been presented in discontinued operations.

As of December 31, 2012, our property portfolio consisted of 28 consolidated operating properties, containing approximately 5,480 apartment units and 14,920 beds, and seven operating properties held in three unconsolidated joint ventures, containing approximately 1,422 apartment units and 3,948 beds. Four consolidated operating properties have been presented in discontinued operations.

The following table presents our results of operations for the periods presented, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012	Change ($)	Change (%)
Revenues:
Student housing rental	$87,635	$71,211	16,424	23.1%
Student housing services	3,615	2,880	735	25.5%
Development, construction and management services	51,069	54,295	(3,226)	-5.9%
Total revenues	142,319	128,386	13,933	10.9%
Operating expenses:
Student housing operations	40,346	32,633	7,713	23.6%
Development, construction and management services	46,759	50,493	(3,734)	-7.4%
General and administrative	10,658	8,821	1,837	20.8%
Transaction costs	1,121	-	1,121	N/A
Ground leases	249	217	32	14.7%
Impairment of unconsolidated entity	312	-	312	N/A
Depreciation and amortization	23,700	20,693	3,007	14.5%
Total operating expenses	123,145	112,857	10,288	9.1%
Equity in earnings (loss) of unconsolidated entities	(3,727)	361	(4,088)	-1132.4%
Operating income	15,447	15,890	(443)	-2.8%

Nonoperating income (expense):
Interest expense	(12,969)	(11,545)	(1,424)	12.3%
Other income (expense)	1,414	(410)	1,824	-444.9%
Gain on purchase of previously unconsolidated entities	-	6,554	(6,554)	-100.0%
Total nonoperating expense, net	(11,555)	(5,401)	(6,154)	113.9%
Net income before income tax (benefit) expense	3,892	10,489	(6,597)	-62.9%
Income tax benefit (expense)	727	(356)	1,083	-304.2%
Income from continuing operations	4,619	10,133
Income (loss) from discontinued operations	(3,001)	665
Net income	1,618	10,798	(9,180)	-85.0%
Net income (loss) attributable to noncontrolling interests	(34)	46	(80)	-173.9%
Dividends on preferred stock	6,183	4,114	2,069	50.3%
Net income (loss) attributable to common stockholders	$(4,531)	$6,638	(11,169)	-168.3%

Student Housing Operations

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $17.2 million and operating expenses in the student housing operations segment increased by approximately $7.7 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in revenues was primarily due to the opening of three new properties in August 2012 (The Grove at Auburn, Alabama, The Grove at Flagstaff, Arizona, and The Grove at Orono, Maine), our acquisitions in July 2012 (The Grove at Valdosta, Georgia, and The Grove at Moscow, Idaho), the acquisition of Campus Crest at Toledo, Ohio, in March 2013, the opening of two new properties in August 2013 (The Grove at Muncie, Indiana, and The Grove at Fort Collins, Colorado), the opening of the undamaged portion of a new property in August 2013 (The Grove at Pullman, Washington, see Note 3 to the accompanying consolidated financial statements) and an increase in our monthly revenue per occupied bed at our "same store" properties, offset by a decrease in our occupancy at our "same store" properties. The increase in operating expenses was primarily due to the aforementioned activity.

New Property Operations. In August 2012, we began operations at The Grove at Auburn, Alabama, The Grove at Flagstaff, Arizona, and The Grove at Orono, Maine, which contributed approximately $8.2 million of NOI ($13.2 million of revenues and $5.0 million of operating expenses) for the year ended December 31, 2013 compared to $3.9 million of NOI ($5.3 million of revenues and $1.4 million of operating expenses) for the year ended December 31, 2012. In July 2012, we acquired the remaining ownership interests in The Grove at Valdosta, Georgia, and The Grove at Moscow, Idaho, which contributed approximately $3.4 million of NOI ($6.0 million of revenues and $2.6 million of operating expenses) for the year ended December 31, 2013, compared to approximately $1.7 million of NOI ($2.9 million of revenues and $1.2 million of operating expenses) for the year ended December 31, 2012. Prior to the acquisition of these interests, we accounted for our ownership in these properties under the equity method. In March 2013, we acquired Campus Crest at Toledo, Ohio, which contributed approximately $0.4 million of NOI ($1.6 million of revenues and $1.2 million of operating expenses) for the year ended December 31, 2013, compared to no contribution for the year ended December 31, 2012.  In August 2013, we began operation at The Grove at Muncie, Indiana, The Grove at Fort Collins, Colorado, The Grove at Flagstaff II, Arizona, and partial operations at The Grove at Pullman, Washington, which contributed, approximately $3.7 million of NOI ($4.0 million of revenues and $0.3 million of operating expenses) for the year ended December 31, 2013, compared to no contribution for the year ended December 31, 2012.

"Same-Store" Property Operations. Our 23 "same-store” properties contributed approximately $35.0 million of NOI for the year ended December 31, 2013, as compared to approximately $35.9 million of NOI for the year ended December 31, 2012. The decrease in revenue at our "same-store" properties was due a decrease in average occupancy to approximately 91.8% for the year ended December 31, 2013 from approximately 92.4% for the year ended December 31, 2012, partially offset by an increase in average monthly revenue per occupied bed ("RevPOB") to $508 for the year ended December 31, 2013 from $501 for the year ended December 31, 2012. The increase in operating expenses was primarily due to increases in property-level payroll and utilities.

 The following is a reconciliation of our net income attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Net (loss) income attributable to common stockholders	$(4,531)	$6,638
Net (loss) income attributable to noncontrolling interests	(34)	46
Preferred stock dividends	6,183	4,114
Income tax (benefit) expense	(727)	356
Other (income) expense	(1,414)	410
Gain on purchase of previously unconsolidated entities	-	(6,554)
(Income) loss on discontinued operations	3,001	(665)
Impairment of unconsolidated joint venture	312	-
Interest expense	12,969	11,545
Equity in (earnings) loss of unconsolidated entities	3,727	(361)
Depreciation and amortization	23,700	20,693
Ground lease expense	249	217
General and administrative expense	10,658	8,821
Transaction costs	1,121	-
Development, construction and management services expenses	46,759	50,493
Development, construction and management services revenues	(51,069)	(54,295)
Total NOI from Continuing Operations	$50,904	$41,458
Same store properties NOI	$35,046	$35,875
New properties NOI	$14,293	$5,583
Pullman	$1,191	$-
Toledo	$374	$-

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment decreased by approximately $3.2 million and approximately $3.7 million, respectively, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decreases in development, construction and management services revenue and operating expenses were primarily due to a lower volume of unconsolidated service activity and the scope and timing of those services. For the year ended December 31, 2013, we provided construction and development services for five unconsolidated joint ventures and development-only services for three unconsolidated joint ventures. For the year ended December 31, 2012, we provided construction and development services for six unconsolidated joint ventures. Although we remain in the early stages of the construction cycle for our current round of developments, we believe our current round of developments will be materially in line with our expectations.

General and Administrative

General and administrative expenses increased from approximately $8.8 million for the year ended December 31, 2012 to approximately $10.6 million for the year ended December 31, 2013. The $1.8 million increase was primarily due to an increase in the number of full-time employees and travel expenses resulting from our growth.

Transaction Costs

We recognized approximately $1.0 million in transaction costs related to the CB Portfolio Acquisition and approximately $0.1 million in transaction costs and travel related to the acquisition of the Toledo, Ohio property for the year ended December 31, 2013. See Note 5 to the accompanying consolidated financial statements.

We capitalized approximately $16.9 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment for the year ended December 31, 2013.

Impairment of Unconsolidated Joint Venture

We recognized an impairment of approximately $0.3 million in our investment in The Grove at Denton due to the difference between our purchase price in the acquisition of our remaining ownership interests in that joint venture as compared to its carrying value. See Note 18 to the accompanying consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $20.7 million for the year ended December 31, 2012 to approximately $23.7 million for the year ended December 31, 2013. This increase was primarily due to the increase in the number of operating properties.

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities, which represents our share of the net income (loss) from entities in which we have a noncontrolling interest, decreased from a gain of approximately $0.4 million for the year ended December 31, 2012 to a loss of approximately ($3.7) million for the year ended December 31, 2013 primarily due to the CB Portfolio Acquisition and associated depreciation and amortization. See Note 5 to the accompanying consolidated financial statements.

Interest Expense

Interest expense increased approximately $1.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase in average outstanding indebtedness, partially offset by a lower interest rate on our Revolving Credit Facility in 2013 and the write-off of approximately $1.0 million of deferred financing costs for the year ended December 31, 2012.

Other Income/(Expense)

In connection with the CB Portfolio Acquisition, we recognized $1.4 million of income for the year ended December 31, 2013, resulting from interest earned on our $31.7 million notes receivable from the CB Investors. See Note 5 to the accompanying consolidated financial statements.

Income Tax (Benefit) Expense

Income tax (benefit) expense for the year ended December 31, 2013, was a $0.7 million benefit as compared to a $0.4 million expense for the year ended December 31, 2012 primarily due to the recognition of current and deferred tax credits related to solar panels owned by our TRS entities. See Note 4 in the accompany consolidated financial statements.

Income (Loss) from Discontinued Operations

For the year ending December 31, 2013, we recorded an impairment of approximately $4.7 million in connection with the sale of four wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas and classified their results of operations within discontinued operations in the consolidated statements of operations and comprehensive income (loss). There was no such disposition during the year ending December 31, 2012.

Dividends on Preferred Stock

Dividends on preferred stock increased to approximately $6.2 million for the year ended December 31, 2013, compared to $4.1 million for the year ended December 31, 2012, primarily due to an increase in the average number of shares of preferred stock outstanding in 2013. In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of 3,800,000 shares of preferred stock. See Note 12 in the accompanying consolidated financial statements.

Cash Flows

Net cash provided by operating activities was approximately $14.4 million for the year ended December 31, 2013 as compared to approximately $29.5 million for the year ended December 31, 2012, a decrease of approximately $15.1 million. Net income adjusted for non-cash items provided approximately $46.2 million for the year ended December 31, 2013 as compared to approximately $34.4 million for the year ended December 31, 2012, an increase of approximately $11.8 million. This increase is due to the addition of properties placed into service in 2013 and 2012 as well as non-cash equity in loss from the CB Portfolio results of operations. Approximately $31.8 million was used by working capital purposes for the year ended December 31, 2013 as compared to approximately $4.9 million used by working capital accounts for the year ended December 31, 2012, an increase of approximately $26.9 million. The increase was primarily due to the timing of construction billings and vendor payments.

Net cash used in investing activities totaled approximately $489.7 million for the year ended December 31, 2013 as compared to net cash used of approximately $133.1 million for the year ended December 31, 2012, an increase of approximately $356.6 million. This increase was primarily due to the CB Portfolio Acquisition as well as the property acquisitions in Toledo, Ohio and Montreal, Quebec, Canada. See Note 5 to the accompanying consolidated financial statements.

Net cash provided by financing activities totaled approximately $501.4 million for the year ended December 31, 2013 as compared to net cash provided of approximately $98.8 million for the year ended December 31, 2012, an increase of approximately $402.6 million. For the year ended December 31, 2013, we received net proceeds of approximately $299.7 million from our common stock offering, which was used to fund the CB Portfolio Acquisition and net proceeds of $91.3 million and $100.0 million from our issuance of Series A Preferred Stock and Exchangeable Senior Notes, respectively, which were used in the repayment of debt, development funding and working capital purposes, offset by dividend payments on higher average shares during 2013 as compared to 2012.

Comparison of Years Ended December 31, 2012 and December 31, 2011

As of December 31, 2012, our property portfolio consisted of 28 consolidated operating properties, containing approximately 5,480 apartment units and 14,920 beds, and seven operating properties held in three unconsolidated joint ventures, containing approximately 1,422 apartment units and 3,948 beds. Four consolidated operating properties have been presented in discontinued operations.

As of December 31, 2011, our property portfolio consisted of 23 consolidated operating properties, containing approximately 4,388 apartment units and 11,868 beds, and six operating properties held in two unconsolidated joint ventures, containing approximately 1,168 apartment units and 3,180 beds. Four consolidated operating properties have been presented in discontinued operations.

The following table presents our results of operations for the periods presented, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011	Change ($)	Change (%)
Revenues:
Student housing rental	$71,211	$49,048	22,163	45.2%
Student housing services	2,880	2,062	818	39.7%
Development, construction and management services	54,295	35,084	19,211	54.8%
Total revenues	128,386	86,194	42,192	49.0%
Operating expenses:
Student housing operations	32,633	23,316	9,317	40.0%
Development, construction and management services	50,493	31,051	19,442	62.6%
General and administrative	8,821	6,749	2,072	30.7%
Ground leases	217	209	8	3.8%
Depreciation and amortization	20,693	16,524	4,169	25.2%
Total operating expenses	112,857	77,849	35,008	45.0%
Equity in earnings (loss) of unconsolidated entities	361	(1,164)	1,525	N/A
Operating income	15,890	7,181	8,709	121.3%

Nonoperating income (expense):
Interest expense	(11,545)	(6,888)	(4,657)	67.6%
Other income (expense)	(410)	720	(1,130)	-156.9%
Gain on purchase of previously unconsolidated interests	6,554	3,159	3,395	107.5%
Total nonoperating expense, net	(5,401)	(3,009)	(2,392)	79.5%
Net income before income tax expense	10,489	4,172	6,317	151.4%
Income tax expense	(356)	(464)	108	-23.3%
Income from continuing operations	10,133	3,708
Income from discontinued operations	665	73
Net income	10,798	3,781	7,017	185.6%
Net income attributable to noncontrolling interests	46	51	(5)	-9.8%
Dividends on preferred stock	4,114	-	4,114	N/A
Net income attributable to common stockholders	$6,638	$3,730	2,908	78.0%

Student Housing Operations

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues)  increased by approximately $23.0 million and operating expenses in the student housing operations segment increased by approximately $9.3 million, in 2012 as compared to 2011. The increase in revenues was primarily due to the opening of three new properties in August 2012, the acquisitions of The Grove at Valdosta, Georgia, and The Grove at Moscow, Idaho, in July 2012, the acquisitions of The Grove at Huntsville, Texas, and The Grove at Statesboro, Georgia, in December 2011, the inclusion of operating results for our August 2011 deliveries for a full calendar year in 2012 as well as increases in occupancy and monthly revenue per bed at our "same store" properties. The increase in operating expenses was primarily due to the aforementioned activity as well as an increase in "same store" property-level payroll and taxes, which was partially offset by a decrease in “same store” property-level utilities and in general office expenses.

New Property Operations. In August 2012, we began operations at The Grove at Auburn, Alabama, The Grove at Flagstaff, Arizona, and The Grove at Orono, Maine, which contributed approximately $3.9 million in NOI for the year ended December 31, 2012 compared to no contribution for the year ended December 31, 2011. In July 2012, we acquired the remaining ownership interests in The Grove at Valdosta and The Grove at Moscow which contributed approximately $1.7 million of NOI for the year ended December 31, 2012, compared to no contribution for the year ended December 31, 2011. Prior to the acquisition of these interests, we accounted for our ownership in this property under the equity method. In December 2011, we acquired the remaining ownership interests in The Grove at Huntsville, Texas, and The Grove at Statesboro, Georgia, which contributed approximately $3.0 million of NOI for the year ended December 31, 2012, as compared to an immaterial amount of NOI for the year ended December 31, 2011. Prior to the acquisition of these interests, we accounted for our ownership in this property under the equity method. In August 2011, we began operations at The Grove at Ames, Iowa, The Grove at Clarksville, Tennessee, The Grove at Columbia, Missouri, and The Grove at Fort Wayne, Indiana, which contributed approximately $6.3 million in NOI for the year ended December 31, 2012, as compared to approximately $3.0 million in NOI for the year ended December 31, 2011.

"Same-Store" Property Operations. Our 17 "same-store" properties contributed approximately $26.5 million of NOI for the year ended December 31, 2012, as compared to approximately $24.8 million of NOI for the year ended December 31, 2011. The increase in revenue at our "same-store" properties was due to an increase in the average occupancy to approximately 93.7% for the year ended December 31, 2012 from approximately 92.0% for the year ended December 31, 2011 and an increase in average monthly revenue per occupied bed ("RevPOB") to $501 for the year ended December 31, 2012 from $493 for the year ended December 31, 2011. The increase in operating expenses was primarily due to property-level payroll and taxes which was partially offset by decreases in same store property-level utilities and general office expenses.

The following is a reconciliation of our net income (loss) attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Net (loss) income attributable to common stockholders	$6,638	$3,730
Net (loss) income attributable to noncontrolling interests	46	51
Preferred stock dividends	4,114	-
Income tax expense	356	464
Other (income) expense	410	(720)
Gain on purchase of previously unconsolidated entities	(6,554)	(3,159)
Income from discontinued operations	(665)	(73)
Interest expense	11,545	6,888
Equity in (earnings) loss of unconsolidated entities	(361)	1,164
Depreciation and amortization	20,693	16,524
Ground lease expense	217	209
General and administrative expense	8,821	6,749
Development, construction and management services expenses	50,493	31,051
Development, construction and management services revenues	(54,295)	(35,084)
Total NOI from Continuing Operations	$41,458	$27,794
Same store properties NOI	$26,528	$24,824
New properties NOI	$14,930	$2,970

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment increased by approximately $19.2 million and approximately $19.4 million, respectively, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The increases in development, construction and management services revenue and operating expenses were primarily due to a higher volume of unconsolidated service activity and the timing of that service activity. During the year ended December 31, 2012, we completed construction on three joint venture projects for which we had a 10% ownership interest and began construction on three additional joint venture projects for which we had a 20% ownership interest. During the year ended December 31, 2011, we completed construction on two joint venture projects for which we had a 20% ownership interest and began construction on three additional joint venture projects for which we had a 10% ownership interest.

General and Administrative

General and administrative expenses increased from approximately $6.8 million for the year ended December 31, 2011 to approximately $8.8 million for the year ended December 31, 2012. The $2.0 million increase was primarily due to an increase in the number of employees and travel expenses resulting from our growth.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $16.5 million for the year ended December 31, 2011 to approximately $20.7 million for the year ended December 31, 2012. This increase was primarily due to the increase in the number of operating properties.

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities increased to a gain of approximately $0.4 million for the year ended December 31, 2012 from a loss of approximately $1.2 million for the year ended December 31, 2011. This increase was primarily due to the addition of three unconsolidated properties commencing operations in August 2012 and two unconsolidated properties commencing operations in August 2011, partially offset by our acquisition of the remaining ownership interests in The Grove at Valdosta, Georgia, and The Grove at Moscow, Idaho, in July 2012 and The Grove at Huntsville, Texas, and The Grove at Statesboro, Georgia, in December 2011. The increase was also due to refinancing initiatives during the fourth quarter of 2011 that resulted in a decrease in interest expense and an increase in return on our preferred investments.

Interest Expense

Interest expense increased approximately $4.6 million to approximately $11.5 million for the year ended December 31, 2012 as compared to approximately $6.9 million for the year ended December 31, 2011. This increase was primarily due to an increase in outstanding indebtedness during 2012 as compared to 2011 resulting from an increase in the number of operating properties as well as an increase in write-offs of deferred financing costs due to refinancing activities.

Other Income/(Expense)

Other income/(expense) decreased approximately $1.1 million from a gain of approximately $0.7 million for the year ended December 31, 2011 to a loss of approximately $0.4 million for the year ended December 31, 2012. This decrease was primarily due to interest income earned in 2011 on cash balances, which was not earned in 2012, as well as a decrease in the fair value of interest rate derivatives decreased to a loss of approximately $0.2 million for the year ended December 31, 2012 as compared to a gain of approximately $0.3 million for the year ended December 31, 2011. This decrease was primarily due to a decrease in non-cash mark-to-market adjustments of approximately $0.3 million combined with an increase in monthly net cash settlements of approximately $0.2 million.

Gain on Purchase of Previously Unconsolidated Interests

The gain on purchase of previously unconsolidated interests for the year ended December 31, 2012 was due to our acquisition of the remaining ownership interests in The Grove at Valdosta, Georgia, and The Grove at Moscow, Idaho, and our associated remeasurement of those interests. The gain for the year ended December 31, 2011 was due to our acquisition of the remaining ownership interests in The Grove at Huntsville, Texas, and The Grove at Statesboro, Georgia, and our associated remeasurement of those interests.

Income Tax Expense

Income tax expense in 2012 was relatively unchanged compared to 2011 at approximately $0.4 million and approximately $0.5 million, respectively, due to comparable levels in service activity by our TRSs. We managed seven unconsolidated joint venture properties during 2012 as compared to nine unconsolidated joint venture properties during the same period in the prior year.

Cash Flows

Net cash provided by operating activities was approximately $29.5 million for the year ended December 31, 2012 as compared to approximately $22.8 million for the year ended December 31, 2011, an increase of approximately $6.7 million. Approximately $4.9 million was used by working capital purposes for the year ended December 31, 2012 as compared to approximately $2.0 million used by working capital accounts for the year ended December 31, 2011, an increase of approximately $2.9 million. The increase in net cash provided by operating activities was primarily due to the payments into restricted cash accounts required by our lenders and an increase in construction related receivables, partially offset by an increase in outstanding accounts payable and accrued expenses. We also added three wholly-owned and three joint venture properties for the year ended December 31, 2012 along with receiving a full year benefit of the four wholly-owned and two joint venture deliveries from 2011. We also acquired two joint venture properties in December 2011 and two additional joint venture properties in July 2012. These factors, along with increased occupancy at our existing properties contributed to the increase net cash provided by operating activities.

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

Net cash provided by financing activities totaled approximately $98.8 million for the year ended December 31, 2012 as compared to net cash provided of approximately $112.6 million for the year ended December 31, 2011, a decrease of approximately $13.8 million. This decrease was primarily due to an increase in net financing activity resulting from increased draws and the repayment of our line of credit, mortgage and construction notes, partially offset by the proceeds from the sale of preferred and common stock.

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

Principal Capital Resources

In January 2013, we entered into the Second Amended and Restated Credit Agreement, which provides for a $250 million senior unsecured Revolving Credit Facility, a $50 million term loan, and an accordion feature that, under certain circumstances, allows us to request an increase in the total commitments by an additional $300.0 million, increasing total commitments  to $600.0 million. The Second Amended and Restated Credit Facility will mature in January 2017 and contains a one-year extension option, subject to certain terms and conditions.

As of December 31, 2013, we had approximately $58.5 million outstanding under our Revolving Credit Facility and $50 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of December 31, 2013, we had approximately $154.1 million in borrowing capacity under our revolving credit facility, and amounts borrowed under the facility will be due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

We incur an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility (i) of 0.30% per annum if our average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if our average borrowing is greater than 50.0% of the total amount available.

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

Our ability to borrow under the Amended Credit Facility is subject to its ongoing compliance with a number of customary financial covenants, including:

•	a maximum leverage ratio of not greater than 0.60:1.00;
•	a minimum fixed charge coverage ratio of not less than 1.50:1.00;
•	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of not less than 66.67%;
•	a maximum secured recourse debt ratio of not greater than 20.0%;
•	a minimum tangible net worth of not less than the sum of $330,788,250 plus an amount equal to 75.0% of the net proceeds of any additional equity issuances; and
•	a maximum secured debt ratio of not greater than 50% through February 17, 2013 and not greater than 45.0% on any date thereafter.

Pursuant to the terms of the Amended Credit Facility, we may not pay distributions that exceed the greater of (i) 95.0% of our funds from operations, or (ii) the minimum amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we also may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). In April 2013, as a result of the CB Portfolio Acquisition, we received a waiver from our lender group allowing for distributions up to 110.0% of our funds from operations for the remainder of 2013.

In February 2013, we amended the Amended Credit Facility to provide for certain exclusions related to our investments in joint ventures as well as the treatment of certain other investments within the compliance calculation of our secured debt ration and certain negative covenants.

We and certain of our subsidiaries guarantee the obligations under the Amended Credit Facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

In June 2013, in connection with our investment in a joint venture with Beaumont to acquire a property in Montreal, Quebec, Canada, we received a waiver from our lender group allowing us to guarantee debt incurred by our subsidiary, Campus Crest at Montreal I, LLC, to fund such investment.

As of December 31, 2013, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

In February 2012, we completed an underwritten public offering of approximately 2.3 million shares of our Series A Preferred Stock, including approximately 0.3 million shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full (see Note 13 in the accompanying consolidated financial statements).

In July 2012, we issued approximately 7.5 million shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares (see Note 13 in the accompanying consolidated financial statements).

In March 2013, we completed an underwritten public offering of approximately 25.5 million shares of common stock, including the full exercise of the underwriters’ option to purchase additional shares (see Note 13 in the accompanying consolidated financial statements).

In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of approximately 3.8 million shares, including approximately 0.4 million shares issued and sold pursuant to the exercise of the underwriters’ option to purchase additional shares of the Series A Preferred Stock (see Note 13 in the accompanying consolidated financial statements).

In October 2013, we issued $100.0 million of Exchangeable Senior Notes due October 15, 2018 (see Note 8 in the accompanying consolidated financial statements).

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

Our historical recurring capital expenditures at our consolidated properties are set forth below (in thousands, except Average Per Bed amount):

	Year Ended December 31,
	2013	2012	2011
Investment in wholly-owned developments	$126,242	$104,051	$107,328

Acquisition of previously unconsolidated entities	$13,801	$15,352	$13,510
Capital improvements	13,898	5,700	2,902
Recurring capital expenditures	2,027	1,416	905
Investment in operating properties	$29,726	$22,468	$17,317

Total Beds as of January 1(1)	16,936	13,884	10,528
Average Recurring CapEx Per Bed	$120	$102	$86

(1)	Total number of beds as of January 1 of the year indicated, excluding beds at consolidated properties that commenced operations during the year indicated, as they did not require material recurring capital expenditures.

We invested approximately $126.2 million, $104.0 million and $107.3 million in wholly-owned developments for the years ended December 31, 2013, 2012, and 2011, respectively. In 2013, we completed construction on three development projects and began construction on another four projects targeted for completion in the third quarter of 2014. In 2012, we completed construction on three development projects and began construction on another three projects targeted for completion in the third quarter of 2013.  In 2011, we completed construction on four development projects and began construction on another three projects targeted for completion in the third quarter of 2012. Our scope and number of projects under construction will be contingent upon our access to capital among other factors.

We invested approximately $29.7 million, $22.5 million and $17.3 million in our operating properties for the years ended December 31, 2013, 2012, and 2011, respectively. Capital improvements at our wholly-owned properties include betterments to buildings, clubhouse renovations, parking lots, solar panel installations and other capital improvements. We expect our capital improvements to increase over time as our portfolio expands as well as our average recurring capital expenditures per bed to increase as our portfolio ages.

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

We are building six new student housing properties, four of which are wholly-owned by us and two of which are owned by HSRE X, a joint venture that we established with HSRE, and in which we own a 30% interest. We are currently targeting completion of these six properties for the 2014-2015 academic year. For each of these projects, we commenced construction subsequent to conducting significant pre-development activities. We estimate that the cost to complete all four wholly-owned properties will be approximately $123.6 million. Additionally, we will be obligated to fund our pro rata portion of the development costs of our joint venture with HSRE, and we estimate that the cost to complete the two joint venture properties will be approximately $69.1 million and our net pro rata share of equity will be approximately $20.7 million. No assurance can be given that we will complete construction of these six properties in accordance with our current expectations (including the estimated cost thereof). During 2013, we closed on the financing necessary for our six 2014-2015 development projects. We intend to finance our share of the remaining construction costs through the Revolving Credit Facility.

We are also building one new student housing property that is owned by HSRE IX, a joint venture that we established with HSRE and Brandywine, in which we own a 30% interest. We are currently targeting completion of this property for the 2014-2015 academic year. We estimate the cost to complete this joint venture property to be approximately $158.5 million and our net pro rata share of equity will be approximately $47.6 million. No assurance can be given that we will complete construction of this property in accordance with our current expectations (including the estimated cost thereof). During January 2013, we closed on the financing necessary for this development project. We intend to finance our share of the construction costs through the Revolving Credit Facility.

We are also redeveloping one new student housing property that is owned by DCV Holdings, a joint venture that we established with Beaumont in which we own a 20% interest. We currently expect this property to be completed prior to the 2014-2015 academic year.  We estimate the cost to complete this joint venture property will be $88.2 million and our net pro rata share of equity will be approximately $30.9 million.  No assurance can be given that we will complete construction on this property in accordance with our current expectations (including the estimated cost thereof). The joint venture closed on financing for this project and an additional redevelopment project in January 2014 (See Note 18).  We are the guarantor of this financing. We intend to finance our share of the construction costs through the Revolving Credit Facility.

Copper Beech is also building one new student housing property in which our interest will be commensurate with the remainder of the CB portfolio. We currently expect this property to be completed prior to the 2014-2015 academic year. The estimated cost to complete this joint venture property will be approximately $33.6 million and our net pro rata share of equity will be $22.5 million. No assurance can be given that we will complete construction on this property in accordance with our current expectations (including the estimated cost thereof). We intend to finance our share of the construction costs through the Revolving Credit Facility.

In July 2013, we experienced a fire at The Grove at Pullman, Washington, a property under construction (see Note 3 in the accompanying consolidated financial statements).  We do not believe the fire at The Grove at Pullman, Washington, will have an adverse effect on our short or long-term liquidity needs due to insurance recoveries.

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

Commitments

The following table summarizes our contractual commitments as of December 31, 2013 (including future interest payments) (in thousands):

Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Long-Term Debt Obligations	$416,724	$2,437	$88,729	$271,038	$54,520
Interest Payments on Outstanding Debt Obligations	51,300	12,134	22,168	8,727	8,271
Operating Lease Obligations	34,611	1 ,237	2,597	2,629	28,148
Purchase Obligations(1)	73,200	72,299	901	-	-

Total(2)	$575,835	$88,107	$114,395	$282,394	$90,939

(1)	Obligations relate to subcontracts executed by Campus Crest Construction to complete projects under construction at December 31, 2013.
(2)	Excludes joint venture debt of approximately $32.7 million due to mature in January 2014 (in February 2014, we extended the maturity date to February 2015), of which we are a 49.9% owner, approximately $1.0 million that matures in July 2016, of which we are a 30% owner, approximately $16.8 million and $33.0 million that matures between March 2014 and December 2015, of which we are a 20.0% owner, and approximately $49.1 million that matures between December 2014 and January 2015, of which we are a 10.0% owner. We are the guarantor of these loans.

Long-Term Indebtedness Outstanding

See Note 8 in the accompanying consolidated financial statements for our outstanding consolidated indebtedness.

The weighted average annual interest rate on our total long-term indebtedness as of December 31, 2013 was approximately 4.23%. At December 31, 2013, our ratio of debt to total market capitalization was approximately 40.5%, excluding indebtedness encumbering our current and future joint venture properties. However, we expect to incur additional indebtedness, consistent with our financing policy, in connection with our development activities.

At December 31, 2013, after receipt of waivers, we were in compliance with all financial covenants with respect to our Amended Credit Facility.

Off-Balance Sheet Arrangements

Joint Ventures

We have investments in real estate ventures with CB Investors, HSRE, Brandywine and Beaumont which are not consolidated by us. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States and Canada. Along with the joint venture partners, we hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operations. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

We are the guarantor of the construction and mortgage debt of our ventures with HSRE and Beaumont. Detail of our unconsolidated investments at December 31, 2013 is presented in the following table (in thousands):

						Debt
							Weighted
			Number of Properties				Average
	Our	Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership	Founded	Operation	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	49.9%	2009	3	-	$10,584	$32,704	2.67%	(1)	2/9/2015
HSRE-Campus Crest IV, LLC	20.0%	2011	1	-	1,915	16,839	5.75%	(2)	3/1/2014
HSRE-Campus Crest V, LLC	10.0%	2011	3	-	3,990	49,058	2.88%	(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%	2012	3	-	13,562	32,998	2.53%	(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%	2013	-	1	18,540	966	2.37%	(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%	2013	-	2	7,783	-	n/a		n/a
CB Portfolio	67.0%	2013	28	1	261,592	392,458	5.65%	(3)	6/01/2014 – 10/01/2020
DCV Holdings, LP (4)	20.0%	2013	-	2	5,337	32,881	3.72%		1/31/2014
Other	20.0%	2013	-	-	1,535	-	n/a		n/a
Total Unconsolidated Entities			38	6	$324,838	$557,904	4.93%

(1)	Variable interest rates.
(2)	Comprised of one fixed rate loan. In January 2014, we acquired the outstanding ownership of The Grove at Denton, Texas.
(3)	Comprised of fixed rate debt.
(4)
In January 2014, DCV Holdings completed the acquisition of an additional re-development property in Montreal, Canada, evo à Sherbrooke, at which time our ownership percentage in CSH Montreal, the holding company that owns DCV Holdings, increased to 35% (see Note 18 to the accompanying consolidated financial statements).  Effective December 31, 2013, the debt previously held by the Company was assumed by an affiliate of the joint venture and refinanced in January 2014.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the consolidated financial statements accompanying this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO to our net income (loss) for the periods presented (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in thousands)	2013	2012	2011
Funds from operations (“FFO”)
Net income (loss) attributable to common stockholders	$(4,531)	$6,638	$3,730
Net income (loss) attributable to noncontrolling interests	(34)	46	51
Impairment of disposed assets	4,729	-	-
Impairment of investment in unconsolidated entity	312	-	-
Gain on purchase of joint venture properties(1)	-	(6,554)	(3,159)
Real estate related depreciation and amortization, including discontinued operations	25,503	23,521	19,832
Real estate related depreciation and amortization unconsolidated entities	23,271	1,731	2,434
FFO	$49,250	$25,382	$22,888

(1)	For 2012, gain is from the purchase of our joint venture partner’s interest in The Grove at Moscow, Idaho and The Grove at Valdosta, Georgia; for 2011, gain is from the purchase of our joint venture partner’s interest in The Grove at Huntsville, Texas and The Grove at Statesboro, Georgia.

In addition to FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of unhedged interest rate derivatives, write-off of unamortized deferred financing fees, transaction costs (including those within equity in earnings), fair value of debt adjustments within our investment in Copper Beech and the write-off of development costs. Excluding the non-cash portion of the change in fair value of unhedged interest rate derivatives, write-off of unamortized deferred financing fees, transaction costs (including those within equity in earnings), fair value of debt adjustments within our investment in Copper Beech and the write-off of development costs adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt amortization of principal or other commitments and contingencies. This measure is referred to herein as "FFOA.".

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011

FFO	$49,250	$25,382	$22,888
Elimination of write-off of unamortized deferred financing fees	236	966	-
Elimination of write-off of development costs	175	-	-
Elimination of transaction costs	1,121	-	-
Elimination of transaction costs included in equity in earnings	906	-	-
Elimination of fair value debt and purchase accounting adjustments at our investment in Copper Beech	(3,576)	-	-
Elimination of change in fair value of interest rate derivatives(1)	-	-	(337)
Funds from operations adjusted (“FFOA”)	$48,112	$26,348	$22,551

(1)	Includes only the non-cash portion of the change in unhedged derivatives.

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

Recent Accounting Pronouncements

See Note 2 in the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2013, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our Revolving Credit Facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. At December 31, 2013, the spread on our Revolving Credit Facility was 2.50%.

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, the table presents scheduled maturities, excluding debt discounts, and related weighted average interest rates by expected maturity dates (in thousands, except interest rates):

	2014	2015	2016	2017	2018	Thereafter	Total

Fixed rate debt	$2,437	$2,707	$45,883	$15,955	$146,584	$54,521	$268,087
Weighted average interest rate	5.24%	5.16%	5.16%	4.97%	4.91%	3.99%	5.16%
Variable rate debt	-	40,138	-	108,500	-	-	148,638
Weighted average interest rate	-	2.26%	-	2.65%	-	-	2.60%
Total	$2,437	$42,845	$45,883	$124,455	$146,584	$54,521	$416,725

The table above presents the principal amount of debt maturing each year through December 31, 2018, and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2013, excluding joint venture debt, and does not reflect indebtedness incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2013, the estimated fair value of our construction loans, fixed rate mortgage debt, and Exchangeable Senior Notes was $302.9 million.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2013, approximately $148.6 million of our aggregate indebtedness (35.9% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.4 million annually. This assumes that the amount outstanding under our variable rate debt remains at $148.6 million, the balance as of December 31, 2013.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the controls and procedures were effective as of December 31, 2013, to ensure that material information required to be disclosed by us in reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. The report is included in Item 15 under the heading Report of Independent Registered Public Accounting Firm.

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

PART IV.

Item  15. Exhibits and Financial Statement Schedules

Page
1. Financial Statements

Reports of Independent Registered Public Accounting Firm	76

Consolidated Balance Sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2013 and 2012	78

Consolidated Statements of Operations and Comprehensive Income (Loss) for Campus Crest Communities, Inc. for the years ended December 31, 2013, 2012, and 2011	79

Consolidated Statements of Changes in Equity for Campus Crest Communities, Inc. for the years ended December 31, 2013, 2012, and 2011	81

Consolidated Statements of Cash Flows for Campus Crest Communities, Inc. for the years ended December 31, 2013, 2012, and 2011	82

Notes to Consolidated Financial Statements	84

2. Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2013	111

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

2.1
Purchase and Sale Agreement, dated as of February 26, 2013, by and among CB-Campus Crest, LLC, CB-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2013).

2.2
First Amendment to Purchase and Sale Agreement, dated as of September 30, 2013, by and among CB-Campus Crest, LLC, CB-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 2, 2013).

2.3
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

70

3.2
Articles of Amendment to Articles of Amendment and Restatement of the Company, effective April 25, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013).

3.3
Articles Supplementary designating Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on February 9, 2012).

3.4
Articles Supplementary establishing additional shares of Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 9, 2013).

3.5	Bylaws of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

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

4.3
Indenture, dated October 9, 2013, among Campus Crest Communities Operating Partnership, LP, as issuer, Campus Crest Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.75% Exchangeable Senior Notes due 2018 and the form of the related guarantee (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on October 9, 2013).

4.4
Registration Rights Agreement, dated October 9, 2013, among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 9, 2013).

10.1
Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 9, 2012).

10.2
First Amendment to Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 9, 2013).

10.3
Campus Crest Communities, Inc. Amended and Restated Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010).*

10.4	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-8 (No. 333-169958) filed on October 15, 2010).*

10.5	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form S-8 (No. 333-169958) filed on October 15, 2010).*

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 21, 2010).*

10.7
Employment Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins (incorporated by reference to Exhibit 10.6 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.8
First Amendment to Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Ted W. Rollins (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

10.9
Amended and Restated Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Michael S. Hartnett (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

71

10.10
Employment Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.11
First Amendment to Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

10.12
Employment Agreement by and between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011).*

10.13
First Amendment to Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

10.14	Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Brian Sharpe.*

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

10.19	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Brian Sharpe

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

10.22
Second Amended and Restated Credit Agreement, by and among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto, dated as of January 8, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 10, 2013).

10.23
First Amendment to Second Amended and Restated Credit Agreement, dated as of February 22, 2013, among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 27, 2013).

10.24
Waiver of Required Lenders and Administrative Agent, dated as of April 8, 2013, by and among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.25
Waiver of Required Lenders and Administrative Agent, dated as of June 28, 2013, by and among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.26
Amended and Restated Operating Agreement of HSRE-Campus Crest I, LLC, dated as of October 19, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 21, 2010).

72

10.27
Operating Agreement of HRSE-Campus Crest IV, LLC, dated as of January 20, 2011 (incorporated by reference to Exhibit 10.68 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010).

10.28
Amended and Restated Operating Agreement of HRSE-Campus Crest V, LLC, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.55 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).

10.29
Contribution and Distribution Agreement by and among HSRE-Campus Crest IA, LLC, Campus Crest Ventures III, LLC, HSRE-Campus Crest I, LLC and Campus Crest Properties, LLC, dated as of December 29, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 5, 2012).

10.30	Form of Aircraft Lease (incorporated by reference to Exhibit 10.43 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Unaudited Combined Consolidated Statement of Revenues and Certain Expenses of the Copper Beech Townhome Communities Portfolio for the period from March 18, 2013 to December 31, 2013.

100.1
The following materials from Campus Crest Communities, Inc.’ Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets of Campus Crest Communities, Inc., (ii) the Consolidated Statements of Operations of Campus Crest Communities, Inc., (iii) the Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) of Campus Crest Communities, Inc., (iv) the Consolidated Statements of Cash Flows of Campus Crest Communities, Inc., and (v) related notes to the Consolidated Financial Statements of Campus Crest Communities, Inc., tagged as blocks of text.

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

March 3, 2014	CAMPUS CREST COMMUNITIES, INC.

	By:	/s/ Ted W. Rollins
Chairman of the Board and
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

Name	Title	Date

/s/ Ted W. Rollins	Chairman of the Board, Chief Executive Officer and Director	March 3, 2014
Ted W. Rollins	(Principal Executive Officer)

/s/ Donald L. Bobbitt, Jr.	Executive Vice President and Chief Financial Officer	March 3, 2014
Donald L. Bobbitt, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lauro Gonzalez-Moreno	Director	March 3, 2014
Lauro Gonzalez-Moreno

/s/ Michael S. Hartnett	Director	March 3, 2014
Michael S. Hartnett

/s/ Richard S. Kahlbaugh	Director	March 3, 2014
Richard S. Kahlbaugh

/s/ Denis McGlynn	Director	March 3, 2014
Denis McGlynn

74

Name	Title	Date

/s/ William G. Popeo	Director	March 3, 2014
William G. Popeo

/s/ Daniel L. Simmons	Director	March 3, 2014
Daniel L. Simmons

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Campus Crest Communities, Inc.:

We have audited the accompanying consolidated balance sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation. These consolidated financial statements and financial statement Schedule III are the responsibility of Campus Crest Communities, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Campus Crest Communities, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2014, expressed an unqualified opinion on the effectiveness of Campus Crest Communities, Inc. and subsidiaries’ internal control over financial reporting.

/s/ KPMG LLP
Charlotte, North Carolina
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Campus Crest Communities, Inc.:

We have audited Campus Crest Communities, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013,  and financial statement Schedule III, real estate and accumulated depreciation, and our report dated March 3, 2014, expressed an unqualified opinion on those consolidated financial statements and financial statement Schedule III.

/s/ KPMG LLP
Charlotte, North Carolina
March 3, 2014

CAMPUS CREST COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2013	2012

ASSETS
Investment in real estate, net:
Student housing properties	$716,285	$669,387
Accumulated depreciation	(102,356)	(97,820)
Development in process	91,184	50,781
Investment in real estate, net	705,113	622,348
Investment in unconsolidated entities	324,838	22,555
Cash and cash equivalents	32,054	5,970
Restricted cash	32,636	3,902
Student receivables, net of allowance for doubtful accounts of $539 and $121, respectively	2,825	2,193
Cost and earnings in excess of construction billings	42,803	23,077
Other assets, net	42,410	16,275
Total assets	$1,182,679	$696,320

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans	$205,531	$218,337
Line of credit and other debt	207,952	75,375
Accounts payable and accrued expenses	62,448	45,634
Construction billings in excess of cost and earnings	600	49
Other liabilities	11,167	12,023
Total liabilities	487,698	351,418
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 50,000,000 and 10,000,000 shares authorized: 8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 6,100,000 and 2,300,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	61	23
Common stock, $0.01 par value, 500,000,000 and 90,000,000 shares authorized, 64,502,430 and 38,558,048 shares issued and outstanding in 2013 and 2012, respectively	645	386
Additional common and preferred paid-in capital	773,896	377,180
Accumulated deficit and distributions	(84,143)	(37,047)
Accumulated other comprehensive loss	(71)	(58)
Total Campus Crest Communities, Inc. stockholders' equity	690,388	340,484
Noncontrolling interests	4,593	4,418
Total equity	694,981	344,902
Total liabilities and equity	$1,182,679	$696,320

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011

Revenues:
Student housing rental	$87,635	$71,211	$49,048
Student housing services	3,615	2,880	2,062
Development, construction and management services	51,069	54,295	35,084
Total revenues	142,319	128,386	86,194
Operating expenses:
Student housing operations	40,346	32,633	23,316
Development, construction and management services	46,759	50,493	31,051
General and administrative	10,658	8,821	6,749
Transaction costs	1,121	-	-
Ground leases	249	217	209
Impairment of unconsolidated entity	312	-	-
Depreciation and amortization	23,700	20,693	16,524
Total operating expenses	123,145	112,857	77,849
Equity in earnings (loss) of unconsolidated entities	(3,727)	361	(1,164)
Operating income	15,447	15,890	7,181

Nonoperating income (expense):
Interest expense	(12,969)	(11,545)	(6,888)
Other income (expense)	1,414	(410)	720
Gain on purchase of previously unconsolidated entities	-	6,554	3,159
Total nonoperating expense, net	(11,555)	(5,401)	(3,009)
Net income before income tax benefit (expense)	3,892	10,489	4,172
Income tax benefit (expense)	727	(356)	(464)
Income from continuing operations	4,619	10,133	3,708
Income (loss) from discontinued operations	(3,001)	665	73
Net income	1,618	10,798	3,781
Net income (loss) attributable to noncontrolling interests	(34)	46	51
Dividends on preferred stock	6,183	4,114	-
Net income (loss) attributable to common stockholders	$(4,531)	$6,638	$3,730

Per share data - basic and diluted
Income (loss) from continuing operations attributable to common stockholders	$(0.03)	$0.17	$0.12
Income (loss) from discontinued operations attributable to common shareholders	(0.05)	0.02	-
Net income (loss) per share attributable to common stockholders	$(0.08)	$0.19	$0.12

Weighted-average common shares outstanding:
Basic	59,984	34,781	30,717
Diluted	60,418	35,217	31,153

CAMPUS CREST COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(In thousands, except per share data)

Consolidated statements of comprehensive income (loss):
Net income	$1,618	$10,798	$3,781
Foreign currency translation	(71)	-	-
Change in fair value of interest rate derivatives	58	332	(215)
Comprehensive income	1,605	11,130	3,566
Net income (loss) attributable to noncontrolling interests	(34)	46	51
Change in fair value of interest rate derivatives attributable to noncontrolling interest	1	3	-
Dividends on preferred stock	6,183	4,114	-
Comprehensive income (loss) attributable to common stockholders	$(4,545)	$6,967	$3,515

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Series A		Additional		Accumulated
	Cumulative		Common and	Accumulated	Other	Total
	Redeemable	Common	Preferred Paid-	Deficit and	Comprehensive	Stockholders'	Noncontrolling	Total
	Preferred Stock	Stock	in Capital	Distributions	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2010	-	307	248,515	(5,491)	(172)	243,159	3,631	246,790
Dividends on common stock	-	-	-	(19,649)	-	(19,649)	-	(19,649)
Dividends to noncontrolling interests	-	-	-	-	-	-	(280)	(280)
Amortization of restricted stock awards and operating partnership units	-	-	218	-	-	218	624	842
Transaction costs	-	-	(134)	-	-	(134)	-	(134)
Change in fair value of interest rate derivatives	-	-	-	-	(215)	(215)	-	(215)
Net income	-	-	-	3,730	-	3,730	51	3,781
Balance at December 31, 2011	-	307	248,599	(21,410)	(387)	227,109	4,026	231,135
Net proceeds of sale of preferred stock	23	-	54,870	-	-	54,893	-	54,893
Net proceeds of sale of common stock	-	75	72,087	-	-	72,162	-	72,162
Issuance of restricted stock	-	4	(4)	-	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	1,628	-	-	1,628	624	2,252
Dividends on preferred stock	-	-	-	(4,114)	-	(4,114)	-	(4,114)
Dividends on common stock	-	-	-	(22,275)	-	(22,275)	-	(22,275)
Dividends to noncontrolling interests	-	-	-	-	-	-	(281)	(281)
Change in fair value of interest rate derivatives	-	-	-	-	329	329	3	332
Net income	-	-	-	10,752	-	10,752	46	10,798
Balance at December 31, 2012	23	386	377,180	(37,047)	(58)	340,484	4,418	344,902
Net proceeds of sale of preferred stock	38	-	91,244	-	-	91,282	-	91,282
Net proceeds of sale of common stock	-	255	299,464	-	-	299,719	-	299,719
Equity portion of issuance of convertible notes	-	-	3,207	-	-	3,207	-	3,207
Issuance of restricted stock	-	4	(4)	-	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	2,805	-	-	2,805	495	3,300
Dividends on preferred stock	-	-	-	(6,183)	-	(6,183)	-	(6,183)
Dividends on common stock	-	-	-	(42,565)	-	(42,565)	-	(42,565)
Dividends to noncontrolling interests	-	-	-	-	-	-	(287)	(287)
Change in fair value of interest rate derivatives	-	-	-	-	58	58	1	59
Foreign currency translation	-	-	-	-	(71)	(71)	-	(71)
Net income	-	-	-	1,652	-	1,652	(34)	1,618
Balance at December 31, 2013	$61	$645	$773,896	$(84,143)	$(71)	$690,388	$4,593	$694,981

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011

Operating activities:
Net income	$1,618	$10,798	$3,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,700	20,693	16,524
Depreciation included in discontinued operations	2,672	3,144	3,566
Impairment of disposed assets and investment in unconsolidated entity	5,041	-	-
Amortization of deferred financing costs and debt discount	1,969	2,838	1,338
Gain on purchase of previously unconsolidated entities	-	(6,554)	(3,159)
Loss on disposal of assets	350	154	66
Provision for bad debts	3,432	1,728	1,566
Proceeds received for business interruption insurance	400	-	-
Change in non-cash portion of fair value of unhedged derivatives	-	-	(337)
Equity in (earnings) loss of unconsolidated entities	3,727	(361)	1,164
Distributions of accumulated earnings from unconsolidated entities	17	766	-
Share-based compensation expense	3,300	1,194	265
Changes in operating assets and liabilities:
Restricted cash	(533)	(736)	810
Student receivables	(4,067)	(2,492)	(1,776)
Construction billings	(19,175)	(10,967)	(8,765)
Accounts payable and accrued expenses	4,604	11,868	6,529
Other	(12,667)	(2,603)	1,198
Net cash provided by operating activities	14,388	29,470	22,770
Investing activities:
Investments in development in process	(126,242)	(104,051)	(107,328)
Investments in student housing properties	(15,925)	(7,116)	(3,807)
Acquisition of student housing properties	(13,801)	-	-
Acquisition of previously unconsolidated entities	-	(15,352)	(13,510)
Investments in unconsolidated entities	(348,831)	(7,363)	(12,395)
Proceeds from the disposition of student housing properties	48,577	-	-
Insurance proceeds received for damaged assets	2,500	-	-
Issuance of notes receivable	(31,700)	-	-
Repayment of notes receivable	31,700	-	-
Capital distributions from unconsolidated entities	7,286	3,355	10,499
Purchase of corporate fixed assets	(15,036)	(1,855)	(375)
Change in restricted cash	(28,201)	(671)	-
Net cash used in investing activities	(489,673)	(133,053)	(126,916)
Financing activities:
Proceeds from mortgage and construction loans	47,924	97,220	126,156
Repayments of mortgage and construction loans	(60,730)	(93,096)	(28,846)
Proceeds from line of credit and other debt	167,274	59,400	83,000
Repayments of line of credit and other debt	(96,681)	(66,077)	(46,000)
Proceeds from exchangeable senior notes	100,000	-	-
Debt issuance costs	(4,273)	(1,219)	(2,404)
Dividends paid to preferred stockholders	(4,600)	(3,156)	-
Dividends paid to common stockholders	(38,089)	(21,028)	(18,636)
Dividends to noncontrolling interests	(287)	(281)	(265)
Proceeds from sale of preferred stock	95,282	57,500	-
Proceeds from sale of common stock	312,742	75,573	-
Payment of offering costs	(17,193)	(6,018)	(451)
Net cash provided by financing activities	501,369	98,818	112,554
Net change in cash and cash equivalents	26,084	(4,765)	8,408
Cash and cash equivalents at beginning of period	5,970	10,735	2,327
Cash and cash equivalents at end of period	$32,054	$5,970	$10,735

CAMPUS CREST COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$12,900	$8,617	$7,247
Cash paid for income taxes	173	571	44

Non-cash investing and financing activity:
Other debt assumed by investment in unconsolidated entity	$34,774	$-	$-
Contribution of land to investment in unconsolidated entities	16,900	3,347	11,730
Common and preferred stock dividends declared but not paid	13,765	7,197	4,983
Change in payables related to dividends to common and preferred stockholders and noncontrolling interest	6,059	2,205	1,028
Insurance proceeds receivable related to damaged assets	1,029	-	-
Change in payables related to capital expenditures	5,278	637	8,276
Assumption of mortgage debt related to purchase of previously unconsolidated entities	-	27,299	28,764
Assumption of bonds related to land purchase	-	-	2,552
Conversion of costs and earnings in excess of construction billings to investment in unconsolidated entities	-	898	-

See accompanying notes to consolidated financial statements.

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

We have made an election to treat Campus Crest TRS Holdings, Inc. (“TRS Holdings”), our wholly-owned subsidiary, as a taxable REIT subsidiary (“TRS”). TRS Holdings holds the development, construction and management companies that provide services to entities in which we do not own 100% of the equity interests. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes.

As of December 31, 2013, we had ownership interests in 41 operating student housing Grove properties comprising approximately 8,151 apartment units and 22,303 beds. Thirty-one of our operating Grove properties are wholly-owned and ten of our operating Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE") or with HSRE and Brandywine Realty Trust (“Brandywine”). As of December 31, 2013, we also owned interests in 28 operating student housing Copper Beech (see Note 5) properties, containing approximately 5,047 units and 13,177 beds, and one wholly-owned redevelopment property containing approximately 382 units and 629 beds. Our portfolio consists of the following:

	Student Housing	Student Housing
	Properties in	Properties Under
	Operation	Construction (1)
Wholly owned Grove properties	31	4
Joint Venture Grove properties	10	2
Total Grove Properties	41	6
Joint Venture evo properties (2)	-	3
CB Portfolio	28	1
Total Portfolio(3)	69	10

      ____________________________________________________________
(1)
For delivery in the 2014-2015 academic year, consolidated entities under construction include The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Gainesville, Florida, and The Grove at Mt. Pleasant, Michigan. For delivery in the 2014-2015 academic year, joint venture properties under construction include evo at Cira Centre South, Pennsylvania, The Grove at Louisville, Kentucky, The Grove at Greensboro, North Carolina, evo à Square Victoria, Montreal, and evo à Sherbrooke, Montreal.  We also have an interest in a Copper Beech property under construction, Copper Beech at Ames.

(2)	Renovation work began on evo à Sherbrooke in January 2014.

(3)	The re-development of our 100% owned property in Toledo, OH, which was acquired in March 2013, is excluded. We expect to announce more details on the redevelopment in 2014. See Note 5.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and represent our financial position, results of operations and cash flows. Third-party equity interests in the Operating Partnership are reflected as noncontrolling interests in the consolidated financial statements. The Company also has interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation, primarily related to discontinued operations associated with the asset dispositions discussed in Note 6.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate and investments in unconsolidated entities, initial valuation and underlying allocation of purchase price to newly acquired student housing properties, valuation allowance on deferred tax assets, determination of fair value for impairment assessments, allowance for doubtful accounts, fair value of the debt and equity components of the exchangeable notes at the date of issuances and the fair value of financial assets and liabilities, including derivatives. Actual results may differ from previously estimated amounts and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected prospectively in the periods in which they occur.

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of our student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $3.3 million, $2.4 million, and $2.0 million was capitalized during the years ended December 31, 2013, 2012, and 2011, respectively.

We capitalize costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts we capitalize all direct costs and indirect costs that have been incurred as a result of the development.  These costs include interest and related loan fees, property taxes as well as other direct and indirect costs.  We capitalize interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities.  Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are capitalized.  Indirect costs not clearly related to the acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred.  Capitalized indirect costs associated with our development activities were $9.0 million, $7.4 million, and $6.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.  All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

Pre-development costs are capitalized when they are directly identifiable with the specific property and would be capitalized if the property were already acquired and acquisition of the property or an option to acquire the property is probable. Capitalized pre-development costs are expensed when management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and write-off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within development, construction, and management services in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2013 and 2012, we have deferred approximately $10.5 million and $8.1 million, respectively, in pre-development costs related to development projects for which construction has not commenced. Included within the December 31, 2013 balance were seven land parcels that could be used for the development of seven properties (within either our wholly-owned portfolio or as contributions to joint venture projects) with an aggregate bed count ranging from approximately 3,000 to 3,500. Such costs are included in development in process on the accompanying consolidated balance sheets.

Management assesses whether there has been impairment in the value of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of investment in real estate is measured by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the property. The estimation of future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment reducing the carrying value of our long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is recorded as an impairment charge. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary. As of December 31, 2013, we recorded an impairment of approximately $3.5 million related to damage from fire at The Grove at Pullman, Washington (see Note 3) and damage at The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas.  As of December 31, 2013, we had collected $2.5 million in proceeds and have a receivable of $1.0 million which is presented in other assets in the accompanying consolidated balance sheets. As of December 31, 2013, we also recorded an impairment of approximately $4.7 million related to the disposition of The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas (see Note 6), which is classified within discontinued operations in the accompanying statements of operations and comprehensive income (loss).

Property Acquisitions

We allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on the fair values of these assets and liabilities. Fair value estimates are based on information obtained from independent appraisals, market data, information obtained during due diligence and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals. Acquisition-related costs such as due diligence, legal, accounting and advisory fees are either expensed as incurred for acquisitions that are consolidated or capitalized for acquisitions accounted for under the equity method of accounting.

Ground Leases

Ground lease expense is recognized on a straight-line basis over the term of the related lease.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. We maintain cash balances in various banks. At times our balances may exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”).  We do not believe this presents significant exposure for our business.

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance and funding capital improvements. In certain instances, restricted cash consists of funds, required by a counter-party to our derivative contracts, to serve as collateral for future settlements of those derivative contracts. At December 31, 2013, we held approximately $28.2 million with a qualified intermediary to facilitate a tax deferred Section 1031 like-kind exchange in conjunction with the disposition of four properties (see Note 6). Our funds in escrow are typically held in interest bearing accounts covered under FDIC insurance with applicable limits.

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

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in our consolidated subsidiaries which are not attributable to the stockholders. Accordingly, noncontrolling interests are reported as a component of equity, separate from stockholders’ equity, in the accompanying consolidated balance sheets. On the consolidated statements of operations and comprehensive income (loss), operating results are reported at their consolidated amounts, including both the amount attributable to us and to noncontrolling interests (see Note 12).

Real Estate Ventures

We hold interests in our properties, both under development and in operation, through interests in both consolidated and unconsolidated real estate ventures. We assess our investments in real estate ventures to determine if a venture is a variable interest entity (“VIE”). Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with disproportionately small voting interest. We consolidate entities that are VIEs and for which we are determined to be the primary beneficiary. In instances where we are not the primary beneficiary, we do not consolidate the entity for financial reporting purposes. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities that are not defined as VIEs are consolidated where we are the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control.

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

Under the equity method of accounting, investments are initially recognized in the consolidated balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value. As of December 31, 2013, we recorded an impairment of approximately $0.3 million related to The Grove at Denton, Texas, of which we acquired the outstanding ownership interests in January 2014.

Segments

We define business segments by their distinct customer base and services provided. We have identified two reportable business segments: (i) student housing operations and (ii) development, construction and management services. We evaluate the performance of our operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions.  Unallocated corporate amounts include general expenses associated with managing our two reportable operating segments.

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

Development, Construction and Management Services

Development and construction service revenue is recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs. For the purpose of applying this method, significant estimates are necessary to determine the percentage of completion as of the balance sheet date. This method is used because management considers total cost to be the best measure of progress toward completion of the contract. Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized.

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

Costs and estimated earnings in excess of billings represents the excess of construction costs and profits recognized to date using the percentage of completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage of completion method on certain contracts. Total billings to date on such contracts totaled $51.3 million and $44.4 million as of December 31, 2013 and 2012, respectively. The Company expects to bill the cost and estimated earnings in excess of billings in 2014.

Management fees are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria are met.

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

The allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$121	$246	$431
Charged to expense	3,432	1,728	1,566
Write-offs	(2,433)	(1,853)	(1,751)
Sale of properties	(581)	-	-
Balance at end of period	$539	$121	$246

 Marketing and Advertising Costs

Marketing and advertising costs are expensed during the period incurred and included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Marketing and advertising expenses were $1.5 million, $1.3 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as accumulated other comprehensive income (loss), depending on whether the derivative has been designated as a cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged and how effective the derivative is at offsetting movements in underlying exposure. We discontinue hedge accounting when: (i) we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current-period earnings as a component of the change in fair value of interest rate derivatives line item on the accompanying consolidated statements of operations and comprehensive income (loss). Also included within this line item are any required monthly settlements on the swaps as well as all cash settlements paid.

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

We have made an election to treat TRS Holdings, our wholly-owned subsidiary, as a TRS. TRS Holdings holds the development, construction and management companies that provide services to entities in which we do not own 100% of the equity interests, as a TRS. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes. Our TRS accounts for its income taxes in accordance with U.S. GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains (losses) on derivative instruments and foreign currency translation adjustments. Comprehensive income (loss) is presented in the accompanying consolidated statements of operations and comprehensive income (loss), and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.

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

Foreign Currency

       Transactions denominated in foreign currencies are recorded in local currency at actual exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet dates are reported at the rates of exchange prevailing at those dates. Any gains or losses arising on monetary assets and liabilities from a change in exchange rates subsequent to the date of the transaction have been included in expenses in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2013, we were exposed to only one foreign currency, the Canadian dollar. The aggregate transaction gains and losses included in the accompanying consolidated statements of operations for the year ended December 31, 2013 was not significant.

The financial statements of certain equity method investees and certain foreign subsidiaries are translated from their respective local currencies into U.S. dollars using current and historical exchange rates. Translation adjustments resulting from this process are reported separately and accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity in the accompanying consolidated balance sheets. Upon sale or liquidation of our investments, the translation adjustment would be reported as part of the gain or loss on sale or liquidation.

Insurance Recoveries

 Insurance recoveries are amounts due or received under our applicable insurance policies for asset damage and business interruption relating to the fire at The Grove at Pullman, Washington (see Note 3) and to the damage at The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas. We have received $2.5 million of insurance proceeds and have recorded insurance recovery receivables of approximately $1.0 million, which is included in other assets within the consolidated balance sheets, in connection with asset damages based on preliminary estimates, offsetting the recognized $3.5 million impairment. Business interruption recovery is recorded when realized and included as a reduction within student housing operations expenses within the consolidated statements of operations. For the year ended December 31, 2013, we recognized $1.4 million of business interruption recovery.

Recent Accounting Pronouncements

The FASB issued ASU 2013-04, Liabilities (Topic 405); Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, in February 2013.  ASU 2013-04 (“Update”) requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors.  The new standard is effective for fiscal years ending after December 15, 2014 and interim and annual periods thereafter.  ASU 2013-04 is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the Update’s scope that exist at the beginning of an entity’s fiscal year of adoption.  The Company will implement the provisions of the Update as of January 1, 2014.  We believe that the adaption of this guidance will not have a material affect on our consolidated financial statements.

3.    Student Housing Properties

The following is a summary of our student housing properties, net for the periods presented (in thousands):

	As of December 31,
	2013	2012

Land	$58,439	$53,984
Buildings and improvements	597,141	552,984
Furniture, fixtures and equipment	60,705	62,419
	716,285	669,387

Less: accumulated depreciation	(102,356)	(97,820)
	$613,929	$571,567

In December 2013, we sold four wholly-owned student housing properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas (see Note 6).

In July 2013, we experienced a fire at The Grove at Pullman, Washington, a property under construction, which resulted in a partial loss of the property. We have estimated the loss to be approximately $3.0 million. While no assurances can be given, after taking into account our existing insurance coverage, we believe that the damages sustained as a result of this fire will not have a material adverse effect on our financial position or results of operations.

In March 2013, we acquired a 100% ownership in Campus Crest at Toledo, Ohio resulting in an increase to our student housing properties (see Note 5).

In July 2012, we acquired the remaining ownership interests in The Grove at Moscow, Idaho, and The Grove at Valdosta, Georgia (see Note 5.)

4. Income Taxes

The Company qualifies as a REIT under the Internal Revenue Code. Therefore we are not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders each year. As a result, no provision for federal income taxes for the REIT has been included in the accompanying consolidated financial statements. If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income and to federal income and excise taxes on our undistributed income.

Our TRSs are subject to federal, state, and local income taxes. As such, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Significant components of the deferred tax assets and liabilities of the TRSs are as follows:

December 31, 2013
Deferred tax assets:
Solar investment tax credit (net of valuation allowance of $484)	$1,441
Other	101
Total deferred tax assets	1,542
Deferred tax liabilities:
Deferred revenue	(260)
Depreciation and amortization	(355)
Total deferred tax liabilities	(615)
Net deferred tax assets	$927

Significant components of our income tax provision are as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$-	$150	$393
State	200	206	71
Current expense	200	356	464
Deferred:
Federal	(885)	-	-
State	(42)	-	-
Deferred benefit	(927)	-	-
Income tax expense (benefit)	$(727)	$356	$464

We believe it is more likely than not that we will realize the value of our net deferred tax asset.  The Company has no unrecognized tax benefits as of December 31, 2013 and 2012

5.   Business Acquisitions

Copper Beech Acquisition

In February 2013, we entered into purchase and sale agreements to acquire a 48.0% interest in a portfolio of 35 student housing properties, one undeveloped land parcel and a corporate office building held by the members of Copper Beech Townhome Communities, LLC (“CBTC”) and Copper Beech Townhome Communities (PA), LLC (“CBTC PA”, together with CBTC, “Copper Beech” or the “Sellers”) (the “CB Portfolio”), and a fully integrated platform and brand with a management team, for an initial purchase price of approximately $230.2 million, including the repayment of $106.7 million of debt, with the remaining 52.0% interest in the CB Portfolio to be held by certain of the current members of CBTC and CBTC PA, (the “CB Investors”). To effect the acquisition of our 48.0% interest in the CB Portfolio, we entered into a purchase and sale agreement (the “Purchase Agreement”), and related transactions, with the members of CBTC and CBTC PA, to acquire in steps a 36.3% interest in the CB Portfolio. We also entered into a purchase and sale agreement with certain investors in the CB Portfolio who are not members of Copper Beech (the “Non-Member Investors”) to acquire the interests in the CB Portfolio held by such Non-Member Investors (the “Non-Member Purchase Agreement”). Pursuant to the Non-Member Purchase Agreement, we acquired approximately an 11.7% interest in the CB Portfolio from the Non-Member Investors. We refer to this transaction as the “CB Portfolio Acquisition.”

The CB Portfolio consists of 35 student housing properties, one undeveloped land parcel, and Copper Beech’s corporate office building in State College, Pennsylvania. The CB Portfolio consists primarily of townhouse units located in eighteen geographic markets in the United States across thirteen states, with 30 of the 35 student housing properties having been developed by Copper Beech. As of the date of the CB Portfolio Acquisition, the CB Portfolio comprised approximately 6,242 rentable units with approximately 16,645 rentable beds. As of the date of the CB Portfolio Acquisition, the student housing properties had an average age of approximately 7.2 years.

 Our investment in the CB Portfolio entitles us to a preferred payment of $13.0 million for the first year of our investment and 48% of remaining operating cash flows. In connection with the CB Portfolio Acquisition, we loaned approximately $31.7 million to the CB Investors, which was repaid in connection with the Amendment to the Purchase Agreement (as described below). The loan had an interest rate of 8.5% per annum and a term of three years, and was secured by the CB Investors’ interests in six unencumbered properties in the CB Portfolio (see Amendment to Copper Beech Purchase Agreement below for further discussion).

We recognized approximately $(3.8) million in equity in losses of Copper Beech as well as approximately $1.4 million in interest income from the loan to the CB Investors for the year ended December 31, 2013. Additionally, we recognized approximately $1.1 million of transaction expenses related to the CB Portfolio Acquisition and incurred $16.9 million of costs which were included in our investment basis in Copper Beech for the year ended December 31, 2013.

The following summary of selected unaudited proforma results of operations presents information as if our 48.0% ownership interest in 37 properties was held from January 1, 2013, through September 30, 2013, and our 67% ownership interest in 30 properties was held from October 1 2013, through December 31, 2013, and the issuance of 25.5 million shares of common stock required to execute the acquisition had occurred as of January 1, 2013. Included in these proforma results is approximately $16.6 million of amortization expense related to in place lease intangible assets from January 1, 2013 through December 31, 2013. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

(Unaudited) Year Ended
December 31,
2013

Revenues	$142,319

Net income	1,802
Net income (loss) attributable to common stockholders	(4,347)

Net income (loss) per share attributable to common stockholders - basic and diluted:	$(0.07)

Weighted-average common shares outstanding:
Basic	64,099
Diluted	64,535

Amendment to Copper Beech Purchase Agreement

On September 30, 2013 and effective subject to the receipt of required third party consents, we entered into an Amendment (the “Amendment”) to the Purchase Agreement. As consideration for entering into the Amendment, we paid the CB Investors $4.0 million.

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

The Amendment was accounted for as a nonmonetary exchange. The interests in the five properties transferred were accounted for by the Company as investments under the equity method prior to the exchange. No gain or loss was recognized as a result of the transaction.

The Amendment also amends our options to acquire additional interests in the Copper Beech Portfolio as follows:

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

We do not have any obligation to exercise any of these purchase options. If we elect to exercise any of the purchase options, we are not obligated to exercise any subsequent purchase options. In the event we do not elect to exercise a purchase option, we will lose the right to exercise future purchase options. If the first purchase option is not exercised, we will be entitled to a 48.0% interest in all 37 properties in the CB Portfolio and will be entitled to 48.0% of operating cash flows and 45.0% of the proceeds of any sale of any portion of the CB Portfolio. If the first purchase option is exercised but the second purchase option is not exercised, we will be entitled to a 75.0% interest in all 37 properties in the CB Portfolio and will be entitled to 75.0% of operating cash flows and 70.0% of the proceeds of any sale of any portion of the CB Portfolio. If the second purchase option is exercised but the third purchase option is not exercised, we will retain our 88.9% interest in the CB Portfolio and will be entitled to 88.9% of both operating cash flows and the proceeds of any sale of any portion of the CB Portfolio.

In connection with the Amendment, in October 2013, the Sellers repaid the entire principal balance of $31.7 million outstanding under the loans previously provided by us.

Both we and the CB Investors hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operation. As such, we hold a noncontrolling interest in the CB Portfolio and accordingly apply the equity method of accounting.  As of December 31, 2013, we held a  67% effective interest in 28 operating properties and two non-operating properties in the CB Portfolio.

Toledo, Ohio Acquisition

In March 2013, we acquired 100% of the ownership interests in Campus Crest at Toledo, Ohio, a 382 unit and 629 bed property on the campus of the University of Toledo for approximately $13.8 million. The following table is an allocation of the purchase price (in thousands):

Land	$2,237
In-place leases	469
Buildings and improvements	10,114
Furniture and fixtures	102
Other	879
$13,801

Montreal, Quebec Acquisitions

In July 2013, we entered into a joint venture, DCV Holdings, LP (“DCV Holdings”) with Beaumont Partners SA (“Beaumont”) to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for approximately CAD 60.0 million. The joint venture intends to convert the property into an upscale student housing tower featuring a mix of single and double units serving McGill University, Concordia University and L’Ecole de Technologie.  In January 2014, DCV Holdings completed the acquisition of another hotel property, which is planned to be converted into an upscale student housing property serving McGill University.

In December 2013, we and Beaumont formed a holding company, CSH Montreal LP (“CSH Montreal”), and DCV Holdings was subsequently contributed to CSH Montreal LP, such that CSH Montreal LP became the sole limited partner in DCV Holdings. In addition, following the insertion of CSH Montreal LP as the holding company in the joint venture arrangement, CSH Montreal LP acquired ownership of HIM Holdings LP (“HIM Holdings”), an entity formed to facilitate the acquisition of the Holiday Inn property in Canada (see Note 18).  As of December 31, 2013, we owned a 20.0% interest in CSH Montreal, the holding company of DCV Holdings.

Operating Property Acquisitions

In July 2012, we acquired the remaining ownership interests in The Grove at Moscow, Idaho, and The Grove at Valdosta, Georgia, for approximately $16.8 million, and repaid the mortgage debt secured by these properties. Prior to this transaction, The Grove at Moscow, Idaho, was owned by HSRE-Campus Crest I, LLC, of which we owned 49.9% and HSRE owned the remaining 50.1%, and The Grove at Valdosta, Georgia, was owned by HSRE-Campus Crest IV, LLC, of which we owned 20.0% and HSRE owned the remaining 80.0%. Prior to this transaction, we accounted for our ownership interest in the two properties under the equity method. In connection with recording our purchase of the remaining interests in the properties, we recognized a net gain of approximately $6.6 million related to the re-measurement of our previously held equity interests in the properties at the acquisition date. The gain is included in the gain on purchase of previously unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income (loss).

The following table is an allocation of the purchase price for The Grove at Moscow and The Grove at Valdosta (in thousands):

Land	$3,401
In-place leases	388
Buildings and improvements	49,911
Furniture and fixtures	1,708
Other	974
Debt repaid at time of purchase	(27,299)
29,083
Less estimated fair value of interest owned prior to acquisition	(12,320)
$16,763

In-place lease intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases, generally one year or less. Amortization expense was approximately $0.5 million, $1.0 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Acquisition of Properties Under Development

During the year ended December 31, 2013, we acquired land at nine project sites. The purchase price for these nine sites totaled approximately $32.4 million and were located in Philadelphia, Pennsylvania; Louisville, Kentucky; Greensboro, North Carolina; Ames, Iowa as well as other locations in the United States. During 2013, we contributed our investment in the land, development and construction in the Philadelphia, Pennsylvania project to a joint venture with Brandywine and HSRE.  The project sites in Louisville, Kentucky, and Greensboro, North Carolina, were contributed in to a joint venture with HSRE during 2013. The investment in Ames, Iowa is a development project in conjunction with Copper Beech.

During the year ended December 31, 2012, we acquired land at three project sites. The purchase price for these three sites totaled approximately $6.3 million. The project sites are located in Muncie, Indiana, Pullman, Washington and Indiana, Pennsylvania. During 2012, we contributed our investment in the land, development and construction in the Indiana, Pennsylvania project to a joint venture with HSRE (see Note 7).

6.     Asset Dispositions

In December 2013, we sold to a third party four unencumbered, wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas, for a combined sales price of $51.0 million resulting in net proceeds of approximately $48.6 million after adjusting for credits, prorations, and transaction costs.  In connection with the disposition of these properties, we recorded an impairment of $4.7 million which is presented in discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2013. These properties were included in our student housing properties segment.

Below is a summary of the results of operations for the properties through the date of disposition for all periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011

Revenue	$9,754	$8,993	$8,599
Operating expenses	5,354	5,184	4,960
Operating income	4,400	3,809	3,639
Depreciation and amortization	2,672	3,144	3,566
Net income	$1,728	$665	$73
Impairment on discontinued operations	(4,729)	-	-
Income (loss) from discontinued operations	$(3,001)	$665	$73

7.     Investments in Unconsolidated Entities

We have investments in real estate ventures with Copper Beech, HSRE, Beaumont, and other joint venture partners that we do not consolidate. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties. Both we and our joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operation. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

We act as the operating member and day-to-day manager for our joint ventures with HSRE and are entitled to receive fees for providing development and construction services (as applicable) and management services. We recognized revenues of approximately $51.1 million, $54.3 million, and $35.1 million in fees for the years ended December 31, 2013, 2012 and 2011, respectively, for services provided to the ventures, which are reflected in development, construction and management services revenue in the accompanying consolidated statements of operations.

In July 2013, we entered into a joint venture, DCV Holdings, with Beaumont to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for approximately CAD  60.0 million. The joint venture intends to convert the property into an upscale student housing tower featuring a mix of single and double units serving McGill University, Concordia University and L’Ecole de Technologie.  In January 2014, DCV Holdings closed on another hotel property which is planned to be converted in to an upscale student housing property serving McGill University.  Both of these projects are expected to be delivered for the 2014-2015 academic year.

In March 2013, we entered into a joint venture agreement with HSRE, HSRE-Campus Crest X, LLC (“HSRE X”), to develop and operate additional purpose-built student housing properties. HSRE X is currently building two new student housing properties with completion targeted for the 2014-2015 academic year. The properties, located in Louisville, Kentucky and Greensboro, North Carolina are expected to have approximately 1,200 beds and have an estimated cost of $65.6 million. We own a 30% interest in this joint venture and affiliates of HSRE own the balance.

We are the guarantor of the construction and mortgage debt of our joint ventures with HSRE and DCV Holdings. Detail of our unconsolidated investments at December 31, 2013 is presented in the following table (dollars in thousands):

						Debt
							Weighted
			Number of Properties				Average
	Our	Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership	Founded	Operation	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	49.9%	2009	3	_	$10,584	$32,704	2.67	% (1)	2/9/2015
HSRE-Campus Crest IV, LLC	20.0%	2011	1	_	1,915	16,839	5.75	% (2)	3/1/2014
HSRE-Campus Crest V, LLC	10.0%	2011	3	_	3,990	49,058	2.88	% (1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%	2012	3	_	13,562	32,998	2.53	% (1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%	2013	_	1	18,540	966	2.37	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%	2013	_	2	7,783	-	n/a		n/a
CB Portfolio	67.0%	2013	28	1	261,592	392,458	5.65	% (3)	6/01/2014 – 10/01/2020
DCV Holdings, LP (4)	20.0%	2013	_	2	5,337	32,881	3.72%		1/31/2014
Other	20.0%	2013	_	_	1,535	-	n/a		n/a
Total Unconsolidated Entities			38	6	$324,838	$557,904	4.93%

(1)	Variable interest rates.
(2)	Comprised of one fixed rate loan. In January 2014, we acquired the outstanding ownership of The Grove at Denton, Texas.
(3)	Comprised of fixed rate debt.
(4)
In January 2014, DCV Holdings completed the acquisition of an additional re-development property in Montreal, Canada, evo à Sherbrooke, at which time our ownership percentage in CSH Montreal, the holding company that owns DCV Holdings, increased to 35% (see Note 18).  Effective December 31, 2013, the debt previously held by the Company was assumed by an affiliate of the joint venture and refinanced in January 2014.

We recorded equity in earnings (losses) from these joint ventures for the years ended December 31, 2013, 2012, and 2011 of approximately $(3.7) million, $0.4 million, and $(1.2) million, respectively.

The following is a summary of the combined financial position of our unconsolidated entities with HSRE and other non-Copper Beech joint venture partners in their entirety, not only our interest in the entities, for the periods presented (in thousands):

	As of December 31,
	2013	2012
Assets
Student housing properties, net	$289,797	$143,108
Development in process	81,994	31,940
Other assets	15,341	8,214
Total assets	$387,132	$183,262

Liabilities and Equity
Mortgage and construction loans	$165,445	$92,456
Other liabilities	58,948	30,402
Owners' equity	162,739	60,404
Total liabilities and owners' equity	$387,132	$183,262

Company's share of historical owners' equity	$41,390	$14,078
Preferred investment(1)	16,468	11,828
Net difference in carrying value of investment versus net book
value of underlying net assets(2)	5,568	(3,351)
Carrying value of investment in HSRE and other non-Copper Beech entities	$63,426	$22,555

96

(1)
As of December 31, 2013, we had a Class B member interest in The Grove at San Angelo, Texas, The Grove at Indiana, Pennsylvania, and The Grove at Conway, Arkansas, of approximately $2.7 million, $2.7 million and $6.4 million, respectively. In 2013, we acquired additional Class B member interests in two joint venture properties with HSRE that are under construction with anticipated delivery for the 2014-2015 academic year.  As of December 31, 2013, our interest in The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, were approximately $2.7 million and $1.9 million, respectively.  As of December 31, 2012, we had a Class B member interest in The Grove at San Angelo, Texas, The Grove at Indiana, Pennsylvania, and The Grove at Conway, Arkansas of approximately $2.7 million, $2.7 million and $6.4 million, respectively. These preferred interests entitle us to a 9.0% return on our investment and do not change our effective ownership interest in these properties.

(2)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests and the capitalization of additional investment in the unconsolidated entity.

ASC 323 Investments – Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X requires summarized financial information of material investments accounted for under the equity method be provided of the investee’s financial position and results of operations including assets, liabilities and results of operations under the investee’s historical cost basis of accounting. Notwithstanding the extensive efforts of the Company and Copper Beech to compile the necessary financial information, we have determined that the information needed for the preparation of historical financial statements of the CB Portfolio to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, we have elected to present financial information on our investment in Copper Beech on a fair value basis as of December 31, 2013 as we believe this information is reliable and relevant to the users of our financial statements. Further, although we acknowledge that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, we do not believe that the lack of the omitted disclosures, or the fair value information provided results in a material omission or misstatement of the Company’s consolidated financial statements taken as a whole.

The following is a summary of the financial position of our investment in Copper Beech in its entirety for the 30 properties in the CB Portfolio, at fair value as of December 31, 2013 (in thousands):

December 31,
2013
Assets
Student housing properties, net	$748,280
Intangible assets	37,100
Other assets	5,201
Total assets	$790,581

Liabilities and Equity
Mortgage and construction loans	$421,239
Other liabilities	13,112
Owners' equity	356,230
Total liabilities and owners' equity	$790,581

Company's share of owners' equity	$244,964
Net difference in carrying value of investment versus net book
value of underlying net assets(1)	16,628
Carrying value of investment in Copper Beech	$261,592

(1)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests and the capitalization of additional investment in the unconsolidated entity.

The following is a summary of the combined operating results for our unconsolidated entities with HSRE and other non-Copper Beech joint venture entities in their entirety, not only our interest in the entities, for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011

Revenues	$23,422	$17,934	$18,089
Expenses:
Operating expenses	17,434	9,665	9,585
Interest expense	5,025	4,962	6,671
Depreciation and amortization	6,304	4,807	5,056
Total expenses	28,763	19,434	21,312
Net loss	$(5,341)	$(1,500)	$(3,223)

The following is a summary of the operating results for our unconsolidated entity, Copper Beech, in its entirety, not only our interest in the entity.  The summary includes the results for 37 properties from March 18, 2013 through September 30, 2013, and the results for 30 properties from October 1, 2013 through December 31, 2013.  Included in the results are adjustments related to purchase accounting.

Period from March 18, 2013
to December 31, 2013

Revenues	$67,545
Expenses:
Operating expenses	28,316
Interest expense	11,852
Depreciation and amortization	56,106
Total expenses	96,274
Net loss	$(28,729)

8.    Debt

The following is a summary of our mortgage and construction notes payable, the Credit Facility (defined below), Exchangeable Senior Notes (defined below), and other debt (in thousands):

	December 31,	December 31,
	2013	2012
Fixed-rate mortgage loans	$165,393	$166,706
Variable-rate mortgage loans	-	12,635
Construction loans	40,138	38,996
Line of credit	108,500	72,000
Exchangeable senior notes	96,758	-
Other debt	2,694	3,375
	$413,483	$293,712

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

		Principal	Principal
		Outstanding	Outstanding		Interest
	Face	at	at	Stated Interest	Rate at	Maturity
	Amount	12/31/2013	12/31/2012	Rate	12/31/2013	Date (1)	Amortization
Construction loans
The Grove at Muncie	$14,567	$12,237	$1	LIBOR + 225 bps	2.42%	7/3/2015	Interest only
The Grove at Fort Collins	19,073	17,228	1	LIBOR + 190 bps	2.07%	7/13/2015	Interest Only
The Grove at Pullman	16,016	10,673	-	LIBOR + 220 bps	2.37%	9/5/2015	Interest Only
The Grove at Slippery Rock	17,961	-	-	Base Rate + 115 bps / LIBOR + 215 bps	2.32%	6/21/2016	Interest only
The Grove at Grand Forks	16,916	-	-	LIBOR + 200 bps	2.17%	2/5/2017	Interest only
The Grove at Orono	-	-	10,506	LIBOR + 250 bps	-	-	Interest only	[2]
The Grove at Auburn	-	-	13,157	LIBOR + 295 bps	-	-	Interest only	[2]
The Grove at Flagstaff	-	-	15,331	Prime + 25 bps / LIBOR + 250 bps	-	-	Interest only	[2]
Mortgage loans
The Grove at Milledgeville	16,250	15,847	16,041	6.12%	6.12%	10/1/2016	30 years	[3]
The Grove at Carrollton and The Grove at Las Cruces	29,790	29,052	29,408	6.13%	6.13%	10/11/2016	30 years	[3]
The Grove at Asheville	14,800	14,500	14,684	5.77%	5.77%	4/11/2017	30 years	[3]
The Grove at Ellensburg	16,125	16,070	16,125	5.10%	5.10%	9/1/2018	30 years	[3]
The Grove at Nacogdoches	17,160	17,100	17,160	5.01%	5.01%	9/1/2018	30 years	[4]
The Grove at Greeley	15,233	15,194	15,233	4.29%	4.29%	10/1/2018	30 years	[3]
The Grove at Clarksville	16,350	16,350	16,350	4.03%	4.03%	7/1/2022	30 years	4 5
The Grove at Columbia	23,775	23,180	23,605	3.83%	3.83%	7/1/2022	30 years	[6]
The Grove at Statesboro	18,100	18,100	18,100	4.01%	4.01%	1/1/2023	30 years	[3]
The Grove at Huntsville	-	-	12,635	LIBOR + 250 bps	-	-	Interest only	[2]
		$205,531	$218,337

(1)
For the construction loans, the maturity date is the stated maturity date in the respective loan agreements, which can be extended for an additional one to two years, subject to the satisfaction of certain conditions, depending on the loan.

(2)	Loan was repaid in full during the year ended December 31, 2013.
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

Line of Credit

In January 2013, we entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement"), which provides for a $250 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $50 million term loan (the “Term Loan”, together with the “Revolving Credit Facility”, the “Amended Credit Facility”). Additionally, under certain circumstances, there is an accordion feature that allows us to request an increase in the total commitments of an additional $300.0 million to a total commitment of $600.0 million. The Second Amended and Restated Credit Facility will mature in January 2017 and contains a one-year extension option, subject to certain terms and conditions. Amounts outstanding under the Second Amended and Restated Credit Facility bore interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Amended Credit Facility) plus a spread. The spread for borrowings Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At December 31, 2013, the interest rate on the Revolving Credit Facility borrowings and Term Loan was 2.68% and 2.63%.

We incur an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility (i) of 0.30% per annum if our average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if our average borrowing is greater than 50.0% of the total amount available.

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

Our ability to borrow under the Amended Credit Facility is subject to its ongoing compliance with a number of customary financial covenants, including:

⋅	a maximum leverage ratio of not greater than 0.60:1.00;
⋅	a minimum fixed charge coverage ratio of not less than 1.50:1.00;
⋅	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of not less than 66.67%;
⋅	a maximum secured recourse debt ratio of not greater than 20%;
⋅	a minimum tangible net worth of not less than the sum of $330,788,250 plus an amount equal to 75% of the net proceeds of any additional equity issuances; and
⋅	a maximum secured debt ratio of not greater than 50% through February 17, 2013 and not greater than 45% on any date thereafter.

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

During 2013, we had several amendments to the Second Amended and Restated Credit Agreement. In February 2013, we amended the Second Amended Credit Facility to provide for certain exclusions related to our investments in joint ventures as well as the treatment of certain other investments within the compliance calculation of our secured debt ratio and certain negative covenants.

In April 2013, as a result of the CB Portfolio Acquisition, we received a waiver from our lender group allowing for distributions up to, and not to exceed, 110.0% of our funds from operations for the remainder of 2013.

In June 2013, in connection with our investment in our joint venture with Beaumont to acquire a property in Montreal, Quebec, Canada (see Note 16), we received a waiver from our lender group allowing us to guarantee debt incurred by our subsidiary, Campus Crest at Montreal I, LLC, to fund such investment.

We and certain of our subsidiaries guarantee the obligations under the Amended Credit Facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

 As of December 31, 2013, we had approximately $58.5 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit of $5.2 million, will reduce the amount that we may be able to borrow under this facility for other purposes. As of December 31, 2013, we had approximately $154.1 million in borrowing capacity under our Revolving Credit Facility, and amounts borrowed under the facility will be due at its maturity on January 8, 2017, subject to a one-year extension, which we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee.

Exchangeable Senior Notes

In October 2013, the Operating Partnership issued $100.0 million of Exchangeable Senior Notes (the “Exchangeable Senior Notes”) which bear interest at 4.75% per annum. Interest is payable on April 15 and October 15 of each year beginning April 15, 2014 until the maturity date of October 15, 2018. The Operating Partnership’s obligations under the Exchangeable Senior Notes are fully and unconditionally guaranteed by the Company. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership.

The Exchangeable Senior Notes contain an exchange settlement feature which allows the holder, under certain circumstances, to exchange its Exchangeable Senior Notes for cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the option of the Operating Partnership, based on an initial exchange rate of 79.602 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes. At the initial exchange rate, the Exchangeable Senior Notes are exchangeable for common stock at an exchange price of approximately $12.56 per share of common stock.

The Exchangeable Senior Notes will be exchangeable by the holder under the following circumstances on or prior to July 15, 2018: i) during any calendar quarter beginning after December 31, 2013 (and only during such quarter) if the closing sale price of the common stock, $0.01 par value per share, of Campus Crest Communities, Inc., or Campus Crest, is more than 130% of the then-current exchange price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter; ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each trading day during such five trading-day period was less than 98% of the closing sale price of the common stock of Campus Crest, or Campus Crest common stock, for each trading day during such five trading-day period multiplied by the then current exchange rate; or iii) upon the occurrence of specified corporate transactions described in this offering memorandum. On or after July 15, 2018, and on or prior to the second scheduled trading day immediately preceding the maturity date, the holder may exchange their notes without regard to the foregoing conditions. Following certain corporate transactions that occur prior to maturity of the notes and that also constitute a make-whole fundamental change, the Operating Partnership will increase the exchange rate for holders who elect to exchange notes in connection with such make-whole fundamental change in certain circumstances. If specified fundamental changes involving us or Campus Crest occur, holders may require the operating partnership to repurchase the notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.
The Operating Partnership may not redeem the Exchangeable Senior Notes prior to the maturity date. At any time prior to July 15, 2018, we may irrevocably elect, in our sole discretion without the consent of the holders of the Exchangeable Senior Notes, to settle all of the future exchange obligation entirely in shares of our common stock. On or after July 15, 2018, the Notes will be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date.

In connection with the issuance of the Exchangeable Senior Notes, we recorded approximately $96.6 million within line of credit and other debt on the accompanying consolidated balance sheet, based on the fair value of the instrument at the time of issuance, and approximately $3.3 million in additional paid-in-capital, net of offering costs, in the accompanying consolidated statements of changes in equity. The difference between the $100.0 million face amount and the $96.6 million will be amortized over the five year period ended October 15, 2018.

Other Debt

In June 2013, we entered into a $33.4 million (CAD 35.0 million) unsecured note payable in connection with our acquisition of a hotel in Montreal, Quebec, Canada. The note payable provided for interest-only payments at a variable interest rate equal to the Canadian Dealer Offered Rate (“CDOR”), which was 1.22% at December 31, 2013, plus a spread of 2.50%.  As of December 31, 2013, this facility was assigned to and assumed by CSH Montreal LP, an affiliate of DCV Holdings LP.   We remain the guarantor on the facility.

Schedule of Debt Maturities

Scheduled debt maturities for each of the five years subsequent to December 31, 2013 and thereafter, are as follows (in thousands):

2014	$2,437
2015	42,845
2016	45,883
2017	124,455
2018	146,584
Thereafter	54,521
416,725
Debt discount	(3,242)
Outstanding as of December 31, 2013, net of debt discount	$413,483

Amortization of deferred financing costs was approximately $1.8 million, $2.8 million, and $1.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

9.    Derivative Instruments and Hedging Activities

We use variable rate debt to finance our construction of student housing properties. These debt obligations expose us to variability in cash flows due to fluctuations in interest rates. We use derivative instruments to limit variability for a portion of our interest payments and to manage exposure to interest rate risk.

 As of December 31, 2013 and December 31, 2012, the fair value of derivative contracts is recorded within other assets and other liabilities in the accompanying consolidated balance sheets. The effective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified to earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of derivatives designated and that qualify as cash flow hedges is recorded in earnings. If a derivative is either not designated as a hedge or if hedge accounting is discontinued, all changes in fair value of the derivative are recorded in earnings.

 The following is a summary of the derivative instruments we entered into for the periods presented (in thousands):

	As of December 31, 2013				December 31, 2013		December 31, 2012
Derivative	Notional	Receive	Pay or	Maturity
Agreement	Amount	Rate	Strike Rate	Date	Asset	Liability	Asset	Liability
Interest rate cap	100,000	1 Month LIBOR	2.50%	January 2014	$-	$-	$-	$-
Interest rate cap	50,000	1 Month LIBOR	2.50%	January 2014	-	-	-	-
Interest rate cap	50,000	1 Month LIBOR	2.50%	January 2014	-	-	-	-
Interest rate cap	18,762	1 Month LIBOR	1.25%	April 2013	-	-	-	-
Interest rate swap	18,762	1 Month LIBOR	1.39%	April 2013	-	-	-	(73)
					$-	$-	$-	$(73)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for years ended December 31, 2013 and 2012, respectively (in thousands):

	Year Ended
	December 31,	December 31,
	2013	2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$-	$154
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(58)	$(216)

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. We recorded an insignificant loss related to derivatives not designated in hedging relationships in earnings for both of the years ended December 31, 2013 and 2012.

10.    Fair Value Disclosures

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

As of December 31, 2013 and 2012, our financial assets and liabilities carried at fair value on a recurring basis consisted of our interest rate caps and interest rate swaps. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.

Interest rate caps and interest rate swaps measured at fair value for the periods presented are as follows (in thousands):

Quoted Prices in
Active Markets
	for Identical	Significant Other	Significant
	Assets and	Observable	Unobservable
	Liabilities	Inputs	Inputs	Balance at end of
	(Level 1)	(Level 2)	(Level 3)	Period
December 31, 2013	$-	$-	$-	$-
Other assets - Interest rate caps

December 31, 2013
Other liabilities - Interest rate swaps	$-	(73)	-	(73)

Fair Value of Financial Instruments

      The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between market participants at the measurement date (exit price), other than in a forced sale or liquidation. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability.

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans, Exchangeable Senior Notes, the line of credit and other debt. The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of our mortgages, construction loans and Exchangeable Senior Notes were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads and considering the underlying collateral, when relevant. The weighted average interest rate for all borrowings was 4.23% and 3.99% at December 31, 2013 and 2012, respectively.

The following is a summary of the fair value of our mortgages, construction loans payable, other debt and Exchangeable Senior Notes aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Estimated Fair Value
December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Fixed-rate mortgage loans	$-	$161,379	$-	$165,393
Variable-rate mortgage loans	-	-	-	-
Construction loans	-	40,258	-	40,138
Exchangeable senior notes	-	98,547	-	96,758
Other Debt	-	2,671	-	2,694

December 31, 2012
Fixed-rate mortgage loans	-	172,228	-	166,706
Variable-rate mortgage loans	-	12,620	-	12,635
Construction loans	-	39,494	-	38,996
Other Debt	-	2,684	-	3,375

All of our nonrecurring valuations made in connection with property acquisitions in Note 5 and impairments in Notes 6 and 18 used significant unobservable inputs and, therefore, fall under Level 3 of the fair value hierarchy.

11.    Earnings per Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of our common stock outstanding during the period. All unvested stock-based payment awards are included in the computation of basic earnings per share. The computation of diluted earnings per share includes OP Units and restricted OP Units in the weighted average shares. The conversion of Exchangeable Senior Notes was not included in the computation of diluted earnings per share because the conversion is anti-dilutive.  Net income (loss) attributable to these noncontrolling interests is added back to net income (loss) available to common stockholders in the computation of diluted earnings per share unless the effect of their conversion is anti-dilutive in nature.

Computations of basic and diluted income (loss) per share for the periods presented are as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011

Basic earnings:
Income from continuing operations	$4,619	$10,133	$3,708
Preferred stock dividends	(6,183)	(4,114)	-
Income from continuing operations attributable to noncontrolling interests	(12)	41	50
Income from continuing operations attributable to common stockholders - basic	(1,552)	5,978	3,658

Income (loss) from discontinued operations	(3,001)	665	73
Income (loss) from discontinued operations attributable to noncontrolling interests	(22)	5	1
Income from discontinued operations attributable to common stockholders - basic	(2,979)	660	72

Net income (loss) attributable to common stockholders	$(4,531)	$6,638	$3,730

Weighted average common shares outstanding:
Basic	59,984	34,781	30,717
Incremental shares from assumed conversion — OP units	434	436	436
Diluted	60,418	35,217	31,153

Basic and diluted earnings per share:
Income (loss) from continuing operations attributable to common stockholders - basic and diluted	$(0.03)	$0.17	$0.12
Income (loss) from discontinued operations attributable to common stockholders - basic and diluted	$(0.05)	$0.02	$-
Net income (loss) attributable to common stockholders - basic and diluted	$(0.08)	$0.19	$0.12

12. Equity

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

In February 2012, we completed an underwritten public offering of approximately 2,300,000 shares of our Series A Preferred Stock, including approximately 300,000 shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full to purchase additional shares of the Series A Preferred Stock. The shares of Series A Preferred Stock were issued at a public offering price of $25.00 per share, resulting in net proceeds of approximately $54.9 million, after deducting the underwriting discount and other estimated offering expenses of approximately $2.6 million. We used the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans which had been used as partial funding for the four properties that were delivered for the 2011-2012 academic year. We used the remaining proceeds for general corporate purposes, including funding properties currently under development.

In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of 3,800,000 shares, including 400,000 shares issued and sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares of the Series A Preferred Stock. The shares of Series A Preferred Stock were issued at a public offering price of $25.0611 per share, resulting in net proceeds of approximately $91.3 million, after deducting the underwriting discount and other estimated offering expenses of approximately $4.0 million. We used the net proceeds, as well as the net proceeds from our issuance of Exchangeable Senior Notes (see Note 8), to repay approximately $46.8 million of indebtedness outstanding under three construction loans, to pay down the Credit Facility and for general corporate purposes.

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

 In March 2013, we completed an underwritten public offering of approximately 25.5 million shares of common stock, including approximately 3.3 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $299.7 million. The net proceeds were used: (1) to fund our investment in the CB Portfolio and related transactional costs, including investment banking advisory fees (see Note 5); and (2) for general corporate purposes, including the repayment of debt.

In April 2013, the Board of Directors of the Company approved Articles of Amendment to the Company’s Articles of Amendment and Restatement to increase the number of authorized shares of the Company to 550,000,000 shares of stock, consisting of 500,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share.

 In June 2013, we implemented an At-The-Market offering program under which we may sell at market price up to $100.0 million in shares of the Company’s common stock over the term of the program. At December 31, 2013, we had not issued and sold any shares under this program.

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

As of December 31, 2013, there were approximately 64.9 million OP Units outstanding, of which approximately 64.5 million, or 99.3%, were owned by us and approximately 0.4 million, or 0.7%, were owned by other partners, including certain of our executive officers. As of December 31, 2013, the fair market value of the OP Units not owned by us was $4.1 million, based on a market value of $9.41 per unit, which was the closing price per share of our common stock on the New York Stock Exchange on December 31, 2013.

 The following is a summary of changes in the shares of our common stock for the periods shown (in thousands):

	For the Year Ended
	December 31, 2013	December 31, 2012
Common shares at beginning of period	38,558	30,710
Issuance of common shares	25,530	7,475
Issuance of restricted shares	496	376
Forfeiture of restricted shares	(82)	(3)
Common shares at end of period	64,502	38,558

 The following is a summary of changes in the number of OP Units for the periods shown (in thousands):

	For the Year Ended
	December 31, 2013	December 31, 2012
OP Units at beginning of period	436	436
Redemption of OP Units	(2)	-
OP Units at end of period	434	436

Dividends and Distributions

For the years ended December 31, 2013, 2012 and 2011, we declared dividends per common share and OP Unit of $0.66 totaling approximately $42.9 million, $0.64 totaling approximately $22.6 million, and $0.61 totaling approximately $19.9 million, respectively.

For the years ended December 31, 2013 and 2012, we declared dividends per share of Series A Preferred Stock of $2.00 totaling approximately $6.5 million and $2.00 totaling approximately $4.3 million.

On October 22, 2013, we announced that our Board of Directors declared a fourth quarter 2013 dividend of $0.165 per common share and OP Unit. The dividend was paid on January 8, 2014, to stockholders of record on December 23, 2013. At December 31, 2013, we accrued approximately $10.7 million related to our common dividend in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

On October 22, 2013, the Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the fourth quarter of 2013. The preferred share dividend was paid on January 15, 2013, to stockholders of record on December 23, 2013. At December 31, 2013, we accrued approximately $3.1 million related to our preferred dividend in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The following is a summary of the taxable nature of our dividends for the periods shown:

	For the Years Ended December 31,
	2013		2012		2011
	Per Share	%	Per Share	%	Per Share	%
Common Stock:
Ordinary Dividend	$0.097	14.8%	$0.018	2.8%	$0.093	15.3%
Qualified Dividend	0.008	1.2%	0.001	0.2%	-	0.0%
Capital Gain	-	0.0%	-	0.0%	-	0.0%
Unrecaptured Sec. 1250	0.019	2.9%	-	0.0%	-	0.0%
Return of Capital	0.531	81.1%	0.621	97.0%	0.514	84.7%
Total	$0.655	100.0%	$0.640	100.0%	$0.607	100.0%

Preferred Stock:
Ordinary Dividend	$1.565	78.3%	$1.272	92.7%	$-	0.0%
Qualified Dividend	0.128	6.4%	0.100	7.3%	-	0.0%
Capital Gain	-	0.0%	-	0.0%	-	0.0%
Unrecaptured Sec. 1250	0.307	15.3%	-	0.0%	-	0.0%
Return of Capital	-	0.0%	-	0.0%	-	0.0%
Total	$2.000	100.0%	$1.372	100.0%	$-	0.0%
13.    Incentive Plans

We have adopted the Amended and Restated Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. The aggregate number of awards approved under the Incentive Plan is 2.5 million. As of December 31, 2013, and December 31, 2012, approximately 0.3 million and 1.2 million shares, respectively, were available for issuance under the Incentive Plan.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a three or five year period and are subject to restriction based upon continued service on our Board of Directors.

At December 31, 2013, total unrecognized compensation cost related to restricted stock awards was approximately $6.9 million and is expected to be recognized over a remaining weighted average period of 1.3 years. During the year ended December 31, 2013, we recognized stock compensation expense of approximately $1.9 million (net of vesting forfeitures of approximately $0.5 million) and capitalized stock compensation expense of approximately $0.9 million. During the year ended December 31, 2012, we recognized stock compensation expense of approximately $1.0 million (net of vesting forfeitures of approximately $0.1 million) and capitalized stock compensation expense of approximately $0.6 million. During the year ended December 31, 2011, we recognized stock compensation expense of approximately $0.2 million (net of vesting forfeitures of approximately $0.1 million).

Restricted OP Units

At December 31, 2013, we had no remaining unrecognized compensation cost related to restricted OP Units. During the year ended December 31, 2013, we recognized stock compensation expense related to the vesting of restricted OP Units of approximately $0.2 million and capitalized stock compensation expense of approximately $0.3 million. During the year ended December 31, 2012, we recognized stock compensation expense related to the vesting of restricted OP Units of approximately $0.2 million and capitalized stock compensation expense of approximately $0.4 million. During the year ended December 31, 2011, we recognized stock compensation expense related to the vesting of restricted OP units of approximately $0.1 million and capitalized stock compensation expense of approximately $0.5 million.There were no vesting forfeitures related to restricted OP Units during 2013, 2012, and 2011.

The following is a summary of our plan activity for the periods shown (in thousands, except weighted average grant price):

	Restricted	Restricted		Weighted
	Common	Restricted OP		Average
	Stock	Units	Total	Grant Price
Unvested balances at December 31, 2012	438	50	488	$11.07
Granted	497	-	497	12.65
Vested	(205)	(50)	(255)	11.39
Forfeited	(82)	-	(82)	12.53
Unvested balances at December 31, 2013	648	-	648	$11.97

14.    Related Party Transactions

We lease aircraft from entities in which two of our executive officers have an ownership interest. For each of the years ended December 31, 2013, 2012 and 2011, we incurred travel costs to these entities of approximately $0.2 million.

We are party to an agreement with an initial term of five years with a subsidiary of an entity affiliated with one of our directors pursuant to which we offer our tenants a program of insurance services and products. Pursuant to the agreement, we received an upfront payment of $100,000 and will receive fees for each tenant we refer that enrolls in the program. The related party receives monthly fees with respect to each tenant referred by us during the tenant’s enrollment in the program which amounted to $0.9 million for the year ended December 31, 2013.

In 2011, we engaged an entity affiliated with one of our board members to perform certain information technology services. The total contract value was approximately $0.4 million (of which approximately $0.3 million was paid as of December 31, 2012), and the remaining $0.1 million was paid in February 2014. There are no additional amounts outstanding under the terms of the agreement.

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

The following tables set forth our segment information for the periods presented (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011

Student Housing Operations:
Revenues from external customers	$91,250	$74,091	$51,110
Operating expenses	62,971	53,476	39,916
Income from wholly-owned student housing operations	28,279	20,615	11,194
Equity in earnings (losses) of unconsolidated earnings	(3,727)	361	(1,164)
Operating income	24,552	20,976	10,030
Nonoperating expenses	(10,529)	(10,246)	(5,176)
Net income	14,023	10,730	4,854
Net income attributable to noncontrolling interest	136	106	61
Net income attributable to common stockholders	$13,887	$10,624	$4,793
Depreciation and amortization	$22,356	$20,377	$16,266
Capital expenditures	$142,167	$111,167	$111,135
Investment in unconsolidated entities	$324,838	$22,555	$21,052
Total segment assets at end of period	$719,018	$617,975	$490,882

Development, Construction and Management Services:
Revenues from external customers	$51,069	$54,295	$35,084
Intersegment revenues	102,073	77,937	88,443
Total revenues	153,142	132,232	123,527
Operating expenses	146,458	128,291	115,629
Operating income	6,684	3,941	7,898
Nonoperating expenses	-	(12)	(499)
Net income	6,684	3,929	7,399
Net income attributable to noncontrolling interest	64	38	74
Net income attributable to common stockholders	$6,620	$3,891	$7,325
Depreciation and amortization	$234	$103	$90
Total segment assets at end of period	$88,515	$51,141	$22,818
Reconciliations:
Total segment revenues	$244,392	$206,323	$174,637
Elimination of intersegment revenues	(102,073)	(77,937)	(88,443)
Total consolidated revenues	$142,319	$128,386	$86,194

Segment operating income	$31,236	$24,917	$17,928
Interest expense	(12,969)	(11,545)	(6,888)
Net unallocated expenses related to corporate overhead	(15,789)	(9,027)	(10,747)
Other income (expense)	1,414	(410)	720
Gain on purchase of previously unconsolidated entities	-	6,554	3,159
Net income before income tax benefit (expense)	$3,892	$10,489	$4,172

Total segment assets	$1,132,371	$691,671	$534,752
Unallocated corporate assets and eliminations	50,308	4,649	5,505
Total assets at end of period	$1,182,679	$696,320	$540,257

16.    Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At December 31, 2013, management did not anticipate any material deviations from schedule or budget and did not anticipate having to terminate services for the development projects currently in progress.

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

We lease space for our corporate headquarters office. Rent expense is recognized on a straight-line basis. Future minimum payments over the life of our corporate office lease and long-term ground leases subsequent to December 31, 2013 are as follows (in thousands):

2014	$1,238
2015	1,293
2016	1,304
2017	1,320
2018	1,309
Thereafter	28,148
Total future minimum lease payments	$34,612

We guarantee certain mortgage notes related to our unconsolidated entities (see Note 7). The Company has estimated the fair value of the guarantees to be immaterial. The Company does not expect that it will have to perform under the guarantees.

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

On July 3, 2012, we and certain of our subsidiaries were named in a state lawsuit filed with the 250th Judicial District Court of Travis County in Austin, Texas.  The case arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured.  Also named as co-defendants in the case were the architect, the structural engineer and certain of our subcontractors. The plaintiffs allege, among other things, negligence on the part of the defendants in the design, construction, planning, operation and management of The Grove at Denton and seek actual and exemplary damages. The plaintiffs’ initial complaint did not specify the amount of damages sought; however, in a recent filing the plaintiffs demanded $20 million in damages.   The parties have participated in settlement discussions, including mediation on two occasions but no resolution has been reached. The trial is currently scheduled to begin on May 5, 2014.  Although it is not possible to predict the outcome of the lawsuit, we will continue to defend the case vigorously.  Based on the totality of the circumstances, including the existence of insurance coverage, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations.  No amounts have been accrued as of December 31, 2013.

We are not aware of any environmental liability with respect to the properties that could have a material adverse effect on our business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on our financial position or results of operations and cash flows.

17.    Quarterly Financial Information (Unaudited)

The information presented below represents the consolidated financial results for the periods presented. The results below differ from previously disclosed quarterly results due to certain reclassifications associated with discontinued operations during the periods presented. The sum of the quarterly income (loss) per share amounts may not equal the annual income per share amounts due primarily to changes in the number of common shares outstanding from quarter to quarter (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Total revenues	$32,998	$36,526	$37,811	$34,984

Operating income	4,292	5,884	6,856	(1,585)

Net income (loss)	2,167	3,940	4,853	(9,342)
Net income (loss) attributable to common stockholders	1,006	2,771	3,677	(11,985)	(1)

Net income (loss) attributable to common stockholders per share - basic and diluted	$0.02	$0.04	$0.06	$(0.18)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Total revenues	$30,716	$33,186	$32,146	$32,338

Operating income	2,601	2,968	5,014	5,307

Net income (loss)	(980)	460	9,050	2,268
Net income (loss) attributable to common stockholders	(1,635)	(676)	7,839	1,110

Net income (loss) attributable to common stockholders per share - basic and diluted	$(0.05)	$(0.02)	$0.20	$0.03

(1)  The purchase price allocation for our Copper Beech acquisition was finalized and all required adjustments are reflected in our fourth quarter information.

18.    Subsequent Events

Events occurring subsequent to the date of our consolidated balance sheet have been evaluated for potential recognition or disclosure in our consolidated financial statements through the date our consolidated financial statements were available to be issued.

In January 2014, we acquired from HSRE their 80% ownership interest in HSRE IV, which we previously held a 20% interest and which owned The Grove at Denton, Texas, for approximately $7.7 million. Prior to the acquisition of this interest, we accounted for our ownership interest in the property under the equity method. The acquisition date fair value of the Company’s equity interest in HSRE IV immediately before the acquisition of the remaining interest in HSRE IV was $1.9 million.  In connection with evaluating our investment in HSRE IV for impairment as of December 31, 2013, we recognized a loss of approximately $0.3 million for the other than temporary decline in value of our previously held equity interest in the properties at the acquisition date. Subsequent to our acquisition of this interest, we consolidated the results of operations of The Grove at Denton, Texas.

As of the date the financial statements were available to be issued, the initial accounting and the related purchase price allocation has not yet been completed. Therefore, the Company has not disclosed the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed or an estimate of the financial effect on the Company’s consolidated financial statements.

On January 15, 2014, through the newly formed HIM Holdings, the joint venture partnership acquired the 488-room, 22-story Holiday Inn Midtown in Montréal, Québec for approximately CAD 65 million. The joint venture intends to convert the property it into an upscale evo student housing tower near McGill University. In connection with the acquisition of the Holiday Inn property, we increased our ownership interest from 20.0% to 35.0% in CSH Montreal, the joint venture that holds the newest evo property and the previously announced evo à Square Victoria. In addition, we provided CAD 16.0 million of preferred equity in connection with the acquisition of the Holiday Inn property. If our preferred interest is not repaid in full on or prior to September 2, 2014, it will effectively convert to a common interest in the joint venture partnership.

In conjunction with the Holiday Inn acquisition, CSH Montreal completed a CAD 112.0 million note payable to help fund the conversion of both hotels into upscale student housing towers. The note payable provides for interest-only payments at a variable interest rate equal to the Canadian Dealer Offered Rate ("CDOR"), which was 1.22% at December 31, 2013, plus a spread of 3.50% through its maturity date on January 13, 2016. This facility has one twelve-month extension option, subject to lender approval.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2013

			Total Costs
		Costs
		Capitalized
		Subsequent to			Student						Year Placed
		Development			Housing		Accum.			Year	into Service
	Initial Cost	or Acquisition	Land		Properties	Total (1)	Depr.	Encumbrances		Constructed	or Acquired
Student Housing Properties
The Grove at Asheville, NC	$12,604	$708	$51		$13,261	$13,312	$(4,904)	$(14,500)		2005	2005
The Grove at Carrollton, GA	13,294	1,092	1,104		13,282	14,386	(4,814)	(14,288)		2006	2006
The Grove at Las Cruces, NM	16,025	5,522	1,098		20,449	21,547	(5,215)	(14,764)		2006	2006
The Grove at Milledgeville, GA	14,543	1,250	942		14,851	15,793	(5,284)	(15,847)		2006	2006
The Grove at Abilene, TX	16,962	619	1,361		16,220	17,581	(5,437)		(2)	2007	2007
The Grove at Ellensburg, WA	20,827	430	1,483		19,774	21,257	(5,814)	(16,070)		2007	2007
The Grove at Greeley, CO	19,971	1,279	1,454		19,796	21,250	(5,335)	(15,193)		2007	2007
The Grove at Mobile I & II	33,094	957	150	(3)	33,901	34,051	(9,686)		(2)	2007	2007
The Grove at Nacogdoches, TX	18,604	1,253	1,188		18,669	19,857	(5,527)	(17,100)		2007	2007
The Grove at Cheney, WA	18,788	320	1,347		17,761	19,108	(4,925)		(2)	2008	2008
The Grove at Lubbock, TX	18,229	453	1,520		17,162	18,682	(4,908)		(2)	2008	2008
The Grove at Stephenville, TX	17,100	321	1,250		16,171	17,421	(4,888)		(2)	2008	2008
The Grove at Troy, AL	18,248	635	1,433		17,450	18,883	(5,101)		(2)	2008	2008
The Grove at Waco, TX	17,566	589	1,094		17,061	18,155	(5,028)		(2)	2008	2008
The Grove at Murfreesboro, TN	19,994	585	2,678		17,901	20,579	(4,166)		(2)	2009	2009
The Grove at San Marcos, TX	24,126	399	1,791		22,734	24,525	(2,769)		(2)	2009	2009
The Grove at Moscow, ID	25,731	143	1,839		24,035	25,874	(1,128)		(2)	2009	2012
The Grove at Huntsville, TX	23,444	249	2,157		21,536	23,693	(1,484)		(2)	2010	2011
The Grove at Statesboro, GA	25,349	255	1,621		23,983	25,604	(1,640)	(18,101)		2010	2011
The Grove at Clarksville, TN	21,805	338	1,296		20,847	22,143	(1,800)	(16,350)		2011	2011
The Grove at Ames, IA	22,834	278	1,919		21,193	23,112	(1,849)		(2)	2011	2011
The Grove at Fort Wayne, IN	18,889	161	844		18,206	19,050	(1,663)		(2)	2011	2011
The Grove at Columbia, MO	24,551	136	3,611		21,076	24,687	(1,873)	(23,180)		2011	2011
The Grove at Valdosta, GA	29,381	253	1,562		28,072	29,634	(1,414)		(2)	2011	2012
The Grove at Auburn, AL	26,267	147	4,423		21,991	26,414	(1,142)		(2)	2012	2012
The Grove at Flagstaff, AZ	34,125	2,991	6,970		30,146	37,116	(1,372)		(2)	2012	2012
The Grove at Nacogdoches, TX - Phase II	7,718	94	401		7,411	7,812	(355)	-		2012	2012
The Grove at Orono, ME	28,499	870	1,373		27,996	29,369	(1,217)		(2)	2012	2012
The Grove at Toledo (4)	11,564	2,705	2,237		12,032	14,269	(728)		(2)	2013	2013
The Grove at Fort Collins, CO	35,496	(67)	75	(3)	35,354	35,429	(394)	(17,228)		2013	2013
The Grove at Muncie, IN	24,708	(22)	2,458		22,228	24,686	(281)	(12,237)		2013	2013
The Grove at Pullman, WA (5)	15,622	(20)	1,842		13,760	15,602	(118)	(10,673)		2013	2013
The Grove at Flagstaff II	15,407	(3)	3,249		12,155	15,404	(97)		(2)	2013	2013
Total - student housing properties	$691,365	$24,920	$57,821		$658,464	$716,285	$(102,356)	$(205,531)

(1)	Depreciable lives range from 2-40 years.

(2)	Property is collateral for our Amended Credit Facility.

(3)	Property encumbered by a ground lease.

(4)	Property is under re-development. See Note 5 to the accompanying consolidated financial statements.

(5)
At December 31, 2013, The Grove at Pullman, Washington, was partially operational due to the occurrence of a July 2013 fire at the property while it was under construction. See Note 5 to the accompanying consolidated financial statements.

NOTES TO SCHEDULE III

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2013

 The changes in our investment in real estate and related accumulated depreciation for each of the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):
	December 31,
	2013	2012	2011

Investment in real estate:
Balance, beginning of year	$669,387	$512,227	$372,746
Acquisitions	13,801	-	-
Improvements and development expenditures	106,806	158,175	140,866
Asset disposals	(1,283)	(1,015)	(710)
Disposition of student housing properties	(67,702)	-	-
Impairment of student housing properties	(4,724)	-	-
Other Reclassifications	-	-	(675)
Balance, end of year	$716,285	$669,387	$512,227

Accumulated depreciation:
Balance, beginning of year	$97,820	$76,164	$57,463
Depreciation for the year	25,183	22,472	18,943
Asset disposals	(933)	(865)	(242)
Disposition of student housing properties	(19,714)	-	-
Other Reclassifications	-	49	-
Balance, end of year	$102,356	$97,820	$76,164
Development in process	91,184	50,781	45,278
Investment in real estate, net	$705,113	$622,348	$481,341

