Form 10-Q
period 2014-03-31
Campus Crest Communities, Inc.
filed 2014-05-12
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2014
Common Stock, $0.01 par value per share	64,714,826 shares

CAMPUS CREST COMMUNITIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS
Investment in real estate, net:
Student housing properties	$750,936	$716,285
Accumulated depreciation	(108,214)	(102,356)
Development in process	121,353	91,184
Investment in real estate, net	764,075	705,113
Investment in unconsolidated entities	359,301	324,838
Cash and cash equivalents	14,332	32,054
Restricted cash	20,768	32,636
Student receivables, net of allowance for doubtful accounts of $921 and $539, respectively	2,655	2,825
Cost and earnings in excess of construction billings	40,641	42,803
Other assets, net	49,128	42,410
Total assets	$1,250,900	$1,182,679

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans	$223,746	$205,531
Line of credit and other debt	265,300	207,952
Accounts payable and accrued expenses	65,394	62,448
Construction billings in excess of cost and earnings	168	600
Other liabilities	14,342	11,167
Total liabilities	568,950	487,698
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized: 8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 6,100,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	61	61
Common stock, $0.01 par value, 500,000,000 shares authorized, 64,487,562 and 64,502,430 shares issued and outstanding on March 31, 2014 and December 31, 2013, respectively	645	645
Additional common and preferred paid-in capital	774,573	773,896
Accumulated deficit and distributions	(96,772)	(84,143)
Accumulated other comprehensive loss	(1,070)	(71)
Total Campus Crest Communities, Inc. stockholders' equity	677,437	690,388
Noncontrolling interests	4,513	4,593
Total equity	681,950	694,981
Total liabilities and equity	$1,250,900	$1,182,679

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013

Revenues:
Student housing rental	$23,635	$20,748
Student housing services	973	824
Development, construction and management services	7,436	11,427
Total revenues	32,044	32,999
Operating expenses:
Student housing operations	10,613	9,690
Development, construction and management services	6,394	10,658
General and administrative	3,506	2,651
Transaction costs	585	385
Ground leases	117	54
Depreciation and amortization	6,980	5,678
Total operating expenses	28,195	29,116
Equity in earnings of unconsolidated entities	319	410
Operating income	4,168	4,293

Nonoperating income (expense):
Interest expense	(3,376)	(2,884)
Other income	66	36
Total nonoperating expense, net	(3,310)	(2,848)
Net income before income tax benefit	858	1,445
Income tax benefit	190	452
Income from continuing operations	1,048	1,897
Income from discontinued operations	-	270
Net income	1,048	2,167
Dividends on preferred stock	3,050	1,150
Net income (loss) attributable to noncontrolling interests	(15)	11
Net income (loss) attributable to common stockholders	$(1,987)	$1,006

Per share data - basic and diluted
Income (loss) from continuing operations attributable to common stockholders	$(0.03)	$0.01
Income from discontinued operations attributable to common shareholders	-	0.01
Net income (loss) per share attributable to common stockholders	$(0.03)	$0.02

Weighted-average common shares outstanding:
Basic	64,495	46,156
Diluted	64,929	46,591

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(In thousands, except per share data)
(Unaudited)

Condensed consolidated statements of comprehensive income (loss):
Net income	$1,048	$2,167
Foreign currency translation	(992)	-
Change in fair value of interest rate derivatives	-	59
Comprehensive income attributable to common stockholders	56	2,226
Net income (loss) attributable to noncontrolling interests	(15)	11
Foreign currency translation and change in fair value of interest rate derivatives attributable to noncontrolling interest	7	-
Dividends on preferred stock	3,050	1,150
Comprehensive income (loss) attributable to common stockholders	$(2,986)	$1,065

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Campus Crest Communities, Inc. Stockholders' Equity
	Series A		Additional		Accumulated
	Cumulative		Common and	Accumulated	Other
	Redeemable	Common	Preferred Paid-	Deficit and	Comprehensive	Total Stockholders'	Noncontrolling	Total
	Preferred Stock	Stock	in Capital	Distributions	Income (Loss)	Equity	Interests	Equity

Balance at December 31, 2013	$61	$645	$773,896	$(84,143)	$(71)	$690,388	$4,593	$694,981
Amortization of restricted stock awards and operating partnership units	-	-	677	-	-	677	-	677
Dividends on preferred stock	-	-	-	(3,050)	-	(3,050)		(3,050)
Dividends on common stock	-	-	-	(10,642)	-	(10,642)	-	(10,642)
Dividends to noncontrolling interests	-	-	-	-	-	-	(72)	(72)
Foreign currency translation	-	-	-	-	(999)	(999)	7	(992)
Net income	-	-	-	1,063	-	1,063	(15)	1,048
Balance at March 31, 2014	$61	$645	$774,573	$(96,772)	$(1,070)	$677,437	$4,513	$681,950

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013

Operating activities:
Net income	$1,048	$2,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,980	5,678
Depreciation included in discontinued operations	-	761
Amortization of deferred financing costs and debt discount	665	358
Provision for bad debts	403	343
Proceeds received for business interruption insurance	725	-
Equity in earnings of unconsolidated entities	(319)	(410)
Distributions of accumulated earnings from unconsolidated entities	-	85
Share-based compensation expense	677	576
Changes in operating assets and liabilities:
Restricted cash	(216)	452
Student receivables	(396)	(48)
Construction billings	1,730	(2,929)
Accounts payable and accrued expenses	(6,657)	514
Other	(2,356)	(4,080)
Net cash provided by operating activities	2,284	3,467
Investing activities:
Investments in development in process	(29,016)	(23,718)
Investments in student housing properties	(1,295)	(1,977)
Acquisition of student housing properties	-	(13,801)
Acquisition of previously unconsolidated entity, net of cash acquired	(7,661)	-
Investments in unconsolidated entities	(41,382)	(139,051)
Insurance proceeds received for damaged assets	590	-
Issuance of notes receivable	-	(36,245)
Capital distributions from unconsolidated entities	4,333	389
Purchase of corporate fixed assets	(1,912)	(1,265)
Change in restricted cash	12,084	(109,109)
Net cash used in investing activities	(64,259)	(324,777)
Financing activities:
Proceeds from mortgage and construction loans	2,001	7,736
Repayments of mortgage and construction loans	(608)	(12,935)
Proceeds from line of credit and other debt	72,500	58,000
Repayments of line of credit and other debt	(15,300)	(17,800)
Debt issuance costs	(575)	(256)
Dividends paid to preferred stockholders	(3,050)	(1,150)
Dividends paid to common stockholders	(10,643)	(6,167)
Dividends to noncontrolling interests	(72)	(72)
Proceeds from sale of common stock	-	312,743
Payment of offering costs	-	(13,036)
Net cash provided by financing activities	44,253	327,063
Net change in cash and cash equivalents	(17,722)	5,753
Cash and cash equivalents at beginning of period	32,054	5,970
Cash and cash equivalents at end of period	$14,332	$11,723

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$3,357	$1,909
Cash paid for income taxes	376	93

Non-cash investing and financing activity:
Common and preferred stock dividends declared but not paid	$13,763	$11,850
Change in payables related to dividends to common and preferred stockholders and noncontrolling interest	(2)	4,461
Insurance proceeds receivable related to damaged assets	485	-
Change in payables related to capital expenditures	9,112	(2,040)
Assumption of mortgage debt related to purchase of previously unconsolidated entities	16,822	-
Change in payables related to investment in unconsolidated entities	-	4,146

See accompanying notes to consolidated financial statements.

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

 We have made the election to treat Campus Crest TRS Holdings, Inc. ("TRS Holdings"), our wholly-owned subsidiary, as a taxable REIT subsidiary (“TRS”). TRS Holdings holds the development, construction and management companies that provide services to entities in which we do not own 100% of the equity interests. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes.

 As of March 31, 2014, we had ownership interests in 41 operating student housing Grove properties containing approximately 8,153 apartment units and 22,309 beds. Thirty-two of our Grove properties are wholly-owned and nine of our Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE") or with HSRE and Brandywine Realty Trust ("Brandywine"). As of March 31, 2014, we also owned interests in 28 operating student housing Copper Beech properties containing approximately 5,047 units and 13,177 beds, and one wholly owned re-development property containing approximately 382 units and 629 beds. Our portfolio consists of the following:

	Properties in	Properties Under
	Operation	Construction(1)
Wholly owned Grove properties	32	4
Joint Venture Grove properties	9	2
Total Grove Properties	41	6
Joint Venture evo properties	-	3
CB Portfolio	28	1
Total Portfolio(2)	69	10

(1)	For delivery in the 2014-2015 academic year, consolidated entities under construction include The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Gainesville, Florida, and The Grove at Mt. Pleasant, Michigan. For delivery in the 2014-2015 academic year, joint venture properties under construction include evo at Cira Centre South, Pennsylvania, The Grove at Louisville, Kentucky, The Grove at Greensboro, North Carolina, evo à Square Victoria, Montreal, and evo à Sherbrooke, Montreal. We also have an interest in a Copper Beech property under construction, Copper Beech at Ames.

(2)	The re-development of our 100% owned property in Toledo, OH, which was acquired in March 2013, is excluded. We expect to announce more details on the redevelopment in 2014.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. The results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or the full year. Certain prior period amounts have been reclassified to conform to the current period presentation primarily related to discontinued operations associated with asset dispositions.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate, valuation allowance on deferred tax assets, initial valuation and underlying allocation of purchase price to newly acquired student housing properties, determination of fair value for impairment assessments, and fair value of financial assets and liabilities, including derivatives, fair value of the debt and equity components of the exchangeable notes at the date of issuance and allowance for doubtful accounts. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically and the effect of such revisions are reflected prospectively in the period in which they occur.

Investments in Real Estate and Depreciation

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of our student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $1.9 million and $0.6 million was capitalized during the three months ended March 31, 2014 and 2013, respectively.

We capitalize costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts we capitalize all direct costs and indirect costs that have been incurred as a result of the development. These costs include interest, related loan fees and property taxes as well as other direct and indirect costs. We capitalize interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are capitalized. Indirect costs not clearly related to acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred. Capitalized indirect costs associated with our development activities were $3.3 million and $2.1 million for the three ended March 31, 2014 and 2013, respectively. All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

Pre-development costs are capitalized when they are directly identifiable with the specific property and would be capitalized if the property were already acquired and acquisition of the property or an option to acquire the property is probable. Capitalized pre-development costs are expensed when management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or if we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and expenses any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within development, construction, and management services in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2014 and December 31, 2013, we had deferred approximately $11.9 million and $10.5 million, respectively, in pre-development costs related to development projects for which construction has not commenced. Included within the March 31, 2014 balance were costs associated with nine land parcels that could be used for the development of nine properties (within either our wholly-owned portfolio or as contributions to joint venture projects) with an aggregate bed count ranging from approximately 4,300 to 4,700. Such costs are included in development in process on the accompanying condensed consolidated balance sheets.

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

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the condensed consolidated statements of cash flows. We maintain cash balances in various banks. At times our balances may exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). We do not believe this presents significant exposure for our business.

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance and funding capital improvements. In certain instances, restricted cash consists of funds, required by a counter-party to our derivative contracts, to serve as collateral for future settlements of those derivative contracts. At March 31, 2014 and December 31, 2013, we held approximately $15.6 million and $28.2 million, respectively, with a qualified intermediary to facilitate a tax deferred Section 1031 like-kind exchange in conjunction with the disposition of four properties. Our funds in escrow are typically held in interest bearing accounts covered under FDIC insurance subject to applicable limits.

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

Real Estate Ventures

We hold interests in our properties, both under development and in operation, through interests in both consolidated and unconsolidated real estate ventures. We assess our investments in real estate ventures to determine if a venture is a variable interest entity (“VIE”). Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor with disproportionately small voting interest. We consolidate entities that are VIEs and for which we are determined to be the primary beneficiary. In instances where we are not the primary beneficiary, we do not consolidate the entity for financial reporting purposes. The primary beneficiary is the entity that has both (1) the power to direct the activities that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities that are not defined as VIEs are consolidated where we are the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 For entities where we are the general partner (or the equivalent), but do not control the real estate venture, as the other partners (or the equivalent) hold substantive participating rights, we use the equity method of accounting. For entities where we are a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate we control the entity, we consolidate the entity; otherwise we account for our investments using the equity method of accounting.

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

 Development and construction service revenue is recognized for contracts with entities we do not consolidate. For projects where revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of our interest in the unconsolidated entity. Any incentive fees, net of the impact of our ownership interest if the entity is unconsolidated, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. When total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as additional investment in the unconsolidated entity. Entitlement fees and arrangement fees, where applicable, are recognized when earned based on the terms of the related contracts.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

 All derivative instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged and how effective the derivative is at offsetting movements in underlying exposure. We discontinue hedge accounting when: (i) we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current period earnings as a component of other income (loss) line item on the accompanying condensed consolidated statements of operations and comprehensive income (loss). Also included within this line item are any required monthly settlements on the swaps as well as any cash settlements paid.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Currency

Transactions denominated in foreign currencies are recorded in local currency at actual exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet dates are reported at the rates of exchange prevailing at those dates. Any gains or losses arising on monetary assets and liabilities from a change in exchange rates subsequent to the date of the transaction have been included in costs and expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2014, we had foreign currency exposure to the Canadian dollar. The aggregate transaction gains and losses included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014 were not significant.

The financial statements of certain equity method investees and certain foreign subsidiaries are translated from their respective functional currencies into U.S. dollars using current and historical exchange rates. Translation adjustments resulting from this process are reported separately and accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) in the accompanying condensed consolidated balance sheets. Upon sale or liquidation of our investments, the translation adjustment would be reported as part of the gain or loss on sale or liquidation. During the three months ended March 31, 2014, we recognized a foreign currency translation loss of approximately $1.0 million related to our investment in CSH Montreal LP in the accompanying condensed consolidated statements of comprehensive income (loss).

Insurance Recoveries

Insurance recoveries are amounts due or received under our applicable insurance policies for asset damage and business interruption relating to the previously disclosed fire at The Grove at Pullman, Washington. Business interruption recovery is recorded when realized and included as a reduction within student housing operations expenses within the condensed consolidated statements of operations. For the three months ended March 31, 2014, we recognized approximately $0.6 million of business interruption recovery.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU provides guidance on releasing cumulative translation adjustments to net income when an entity ceases to have a controlling financial interest in a subsidiary or business within a foreign entity. The cumulative translation adjustments should be released only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. This ASU is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405); Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. The new standard is effective for fiscal years ending after December 15, 2013 and interim and annual periods thereafter. ASU 2013-04 is to be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. The Company implemented the provisions of the ASU as of January 1, 2014. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company implemented the provisions of the ASU as of January 1, 2014. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Student Housing Properties

The following is a summary of our student housing properties, net for the periods presented (in thousands):

	March 31,	December 31,
	2014	2013
Land	$63,117	$58,439
Buildings and improvements	624,755	597,141
Furniture, fixtures and equipment	63,064	60,705
	750,936	716,285

Less: accumulated depreciation	(108,214)	(102,356)
	$642,722	$613,929

In January 2014, we acquired the outstanding 80% interest in The Grove at Denton, Texas, from HSRE resulting in an increase to our student housing properties (see Note 4).

4. Business Acquisitions

Denton, Texas Acquisition

In January 2014, we acquired from HSRE their 80% ownership interest in HSRE IV, in which we previously held a 20% interest and which owns The Grove at Denton, Texas, for approximately $7.7 million as we believe this property to be allowed with our inventory strategy. Prior to the acquisition of this interest, we accounted for our ownership interest in the property under the equity method. In connection with evaluating our investment in HSRE IV for impairment as of December 31, 2013, we recognized a loss of approximately $0.3 million for the other than temporary decline in value of our previously held equity interest in the property. The acquisition date fair value of the Company’s equity interest in HSRE IV immediately before the acquisition of the remaining interest in HSRE IV was $1.9 million based on the purchase price of the transaction. Subsequent to our acquisition of this interest, we consolidated the balance sheet and results of operations of The Grove at Denton, Texas. Since the acquisition date, the acquired property has contributed a total of $0.7 million in revenue and $0.1 million in earnings for the quarter ended March 31, 2014.

The following table is a preliminary allocation of the purchase price and all amounts are subject to the completion of our allocation analysis and final valuations (in thousands):

Land	$4,678
Buildings and improvements	18,481
Furniture, fixtures and equipment	2,240
In-place leases	1,494
Other	(495)
Fair value of debt at acquisition	(16,822)
9,576
Less estimated fair value of interest owned prior to acquisition	(1,915)
$7,661

5. Investment in Unconsolidated Entities

We have investments in real estate ventures with HSRE, the former members (the “CB Investors”) of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (“CBTC PA,” together with CBTC, "Copper Beech"), and Beaumont Partners SA (“Beaumont”) that we do not consolidate. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties. Both we and our joint venture partners hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operation. As such, we have significant influence but not control in these joint ventures and account for them under the equity method of accounting.

 We act as the operating member and day-to-day manager for our investments with HSRE and Beaumont and earn fees for these management services. Additionally, we provide development and construction services to our ventures with HSRE, Copper Beech and Beaumont and recognize fees as the services are performed.

In January 2014, CSH Montreal LP (“CSH Montreal”), our joint venture with Beaumont, acquired ownership of HIM Holdings LP (“HIM Holdings”), an entity formed to facilitate the acquisition of the Holiday Inn Midtown in Montréal, Québec for approximately CAD 65 million ($58.6 million). CSH Montreal intends to convert the property into an upscale evo student housing tower near McGill University. In connection with the acquisition of the Holiday Inn property, we increased our ownership interest from 20.0% to 35.0% in CSH Montreal, the joint venture that holds the evo à Sherbrooke (Holiday Inn Midtown) and the previously announced evo à Square Victoria. In January 2014, with the acquisition of the Holiday Inn Midtown property, we provided CAD 16.0 million ($14.4 million) of preferred bridge equity financing to CSH Montreal. If our preferred equity is not repaid in full on or prior to September 2, 2014, it will effectively convert to a common interest in CSH Montreal, which would result in us holding a 60.54% interest in CSH Montreal (while Beaumont and its partners would own the remaining 39.46% interest in CSH Montreal).

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In conjunction with the Holiday Inn Midtown acquisition, CSH Montreal entered into a CAD 112.0 million ($100.9 million) acquisition and development credit facility to help fund the conversion of both hotels into upscale student housing towers. The credit facility provides for variable interest-only payments at the higher of the Canadian Prime rate, which was 3.00% at March 31, 2014, plus a weighted average spread of 3.37% or the Canadian Dealer Offered Rate (“CDOR”), which was 1.23% at March 31, 2014, plus a weighted average spread of 4.37% through its maturity date on January 13, 2016. This facility has one twelve-month extension option, subject to lender approval.

In January 2014, we amended and restated the HSRE-Campus Crest I, LLC operating agreement, which had the effect of exchanging our preferred interests in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, for additional membership interests in HSRE-Campus Crest I, LLC, effectively increasing our equity investment in the joint venture to 63.9% from 49.9%. HSRE-Campus Crest I, LLC owns The Grove at San Angelo, Texas, The Grove at Lawrence, Kansas, and The Grove at Conway, Arkansas. In the event the joint venture is sold, the partners will share equally in the net proceeds. There were no other material changes to the agreement.

 We are the guarantor of the construction and mortgage debt or credit facilities of our joint ventures with HSRE and Beaumont. Details of our unconsolidated investments at March 31, 2014 are presented in the following table (dollars in thousands):

							Debt
								Weighted
				Number of Properties				Average
	Our		Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership		Founded	Operation	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%		2009	3	-	$10,578	$32,485	2.65	%(1)	2/9/2015
HSRE-Campus Crest V, LLC	10.0%		2011	3	-	3,426	49,614	2.87	%(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%		2012	3	-	13,527	32,998	2.52	%(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%		2013	-	1	18,573	23,795	2.35	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%		2013	-	2	9,389	9,224	2.33	%(1)	9/06/2016-9/30/2018
CB Portfolio	67.0	%(3)	2013	28	-	254,252	390,936	5.65	%(1)	6/01/2014 – 10/01/2020
CB Ames	67.0%		2013	-	1	11,758	-	n/a		n/a
CSH Montreal LP	35.0	%(4)	2013	-	2	36,238	61,831	6.37	%(1)	1/13/2016
Other	20.0%		2013	-	-	1,560	-	n/a		n/a
Total Unconsolidated Entities				37	6	$359,301	$600,883	4.98%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	As of March 31, 2014, we had a 67.0% effective interest in the CB Portfolio.
(4)	As of March 31, 2014, we had CAD 16.0 million ($14.4 million) of preferred bridge equity in CSH Montreal. See discussion above.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the combined financial position of our unconsolidated entities with HSRE and CSH Montreal in their entirety, not only our interest in the entities, including provisional fair value balances that are subject to our allocation analyses and appraisals, for the periods presented (amounts in thousands):

	March 31,	December 31,
	2014	2013
Assets
Student housing properties, net	$321,644	$289,797
Development in process	120,444	81,994
Other assets	18,249	15,341
Total assets	$460,337	$387,132

Liabilities and Equity
Mortgage and construction loans	$210,325	$165,445
Other liabilities	58,800	58,948
Owners' equity	191,212	162,739
Total liabilities and owners' equity	$460,337	$387,132

Company's share of historical owners' equity	$67,446	$41,390
Preferred investment(1)	21,799	16,468
Net difference in carrying value of investment versus net book value of underlying net assets(2)	4,046	5,388
Carrying value of investment in unconsolidated entities	$93,291	$63,246

(1)	As of March 31, 2014, we had Class B membership interests in The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of approximately $2.7 million, $2.7 million and $1.9 million, respectively, entitling us to a 9.0% return on our investment upon the respective property being operational. We also had a CAD 16 million ($14.4 million) Class A interest in CSH Holdings entitling us to a commitment fee of 1.0% of the Class A interest each quarter and 10.0% annual return on our investment. As of December 31, 2013, we had Class B membership interests in The Grove at San Angelo, Texas, The Grove at Conway, Arkansas, The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of approximately $2.8 million, $6.4 million, $2.7 million, $2.7 million and $1.9 million, respectively, entitling us to a 9.0% return on our investment upon the respective property being operational.

(2)	This amount represents the aggregate excess of our carrying amount above our underlying equity in the net assets of our investments, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entity and the elimination of service related revenue to the extent of our percentage ownership.

The following is a summary of the financial position reflecting the cost basis of our investments in the Copper Beech entities in their entirety for the 30 properties in the CB Portfolio as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31,	December 31,
	2014	2013
Assets
Student housing properties, net	$742,530	$748,280
Intangible assets	23,340	37,100
Other assets	4,948	5,201
Total assets	$770,818	$790,581

Liabilities and Equity
Mortgage and construction loans	$417,096	$421,239
Other liabilities	6,896	13,112
Owners' equity	346,826	356,230
Total liabilities and owners' equity	$770,818	$790,581

Company's share of historical owners' equity	$247,688	$244,964
Net difference in carrying value of investment versus net book value of underlying net assets(1)	18,322	16,628
Carrying value of investment in unconsolidated entity	$266,010	$261,592

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the capitalization of transaction costs incurred to acquire the Company's interest in the entity.

The following is a summary of the combined operating results for our unconsolidated entities with HSRE in their entirety, not only our interest in the entities, for the periods presented (in thousands):

	Three Months Ended
	March 31,	March 31,
	2014	2013
Revenues	$6,456	$4,762
Expenses:
Operating expenses	3,561	2,577
Interest expense	1,051	1,140
Depreciation and amortization	2,030	1,360
Other (income) expense	(53)	24
Total expenses	6,589	5,101
Net loss	$(133)	$(339)

The following is a summary of the operating results for our unconsolidated Copper Beech entities in their entirety, not only our interest in the entities. The summary includes the results for 37 properties from March 18, 2013 (the date of the transaction) through March 31, 2013, and the results for 30 properties from January 1, 2014 through March 31, 2014 (in thousands):

	Three Months	Period from
	Ended	March 18, 2013 to
	March 31, 2014	March 31, 2013
Revenues	$19,265	$3,591
Expenses:
Operating expenses	7,300	1,310
Interest expense	2,940	799
Depreciation and amortization	9,777	1,723
Other expenses	339	48
Total expenses	20,356	3,880
Net loss	$(1,091)	$(289)

6. Debt

The following is a summary of our mortgage and construction notes payable, the Credit Facility (defined below) and other debt for the periods presented (amounts in thousands):

	March 31,	December 31,
	2014	2013
Fixed-rate mortgage loans	$164,894	$165,393
Variable-rate mortgage loans	16,806	-
Construction loans	42,046	40,138
Line of credit	166,000	108,500
Exchangeable senior notes	96,906	96,758
Other debt	2,394	2,694
	$489,046	$413,483

Mortgage and Construction Loans

Mortgage and construction loans are collateralized by properties and their related revenue streams. Mortgage loans are not cross-defaulted or cross-collateralized with any other indebtedness. Our mortgage loans generally may not be prepaid prior to maturity; however, in certain cases, prepayment is allowed subject to certain prepayment penalties. Our construction loan agreements contain representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. Construction loans are generally secured by a first deed of trust or mortgage on each property, primary Uniform Commercial Code filings, and an assignment of rents, leases and profits from the respective property. Mortgage and construction loans for the periods presented consisted of the following (in thousands):

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Face Amount	Principal Outstanding at 3/31/2014	Principal Outstanding at 12/31/2013	Stated Interest Rate	Interest Rate at 3/31/2014	Maturity Date (1)	Amortization
Construction loans
The Grove at Muncie	$14,567	$12,237	$12,237	LIBOR + 225 bps	2.40%	7/3/2015	Interest only
The Grove at Slippery Rock	17,961			Base Rate + 115 bps / LIBOR + 215 bps	2.30%	6/21/2016	Interest only
The Grove at Fort Collins	19,073	19,073	17,228	LIBOR + 190 bps	2.05%	7/13/2015	Interest Only
The Grove at Pullman	16,016	10,736	10,673	LIBOR + 220 bps	2.35%	9/5/2015	Interest Only
The Grove at Grand Forks	16,916	-	-	LIBOR + 200 bps	2.15%	2/5/2017	Interest Only
Mortgage loans
The Grove at Denton	17,167	16,806	-	LIBOR + 215 bps	2.30%	3/1/2017	30 years
The Grove at Milledgeville	16,250	15,793	15,847	6.12%	6.12%	10/1/2016	30 years	(2)
The Grove at Carrollton and The Grove at Las Cruces	29,790	28,954	29,052	6.13%	6.13%	10/11/2016	30 years
The Grove at Asheville	14,800	14,449	14,500	5.77%	5.77%	4/11/2017	30 years	(2)
The Grove at Ellensburg	16,125	16,012	16,070	5.10%	5.10%	9/1/2018	30 years	(2)
The Grove at Nacogdoches	17,160	17,038	17,100	5.01%	5.01%	9/1/2018	30 years	(3)
The Grove at Greeley	15,233	15,130	15,194	4.29%	4.29%	10/1/2018	30 years	(3)
The Grove at Clarksville	16,350	16,350	16,350	4.03%	4.03%	7/1/2022	30 years	(3) (4)
The Grove at Columbia	23,775	23,068	23,180	3.83%	3.83%	7/1/2022	30 years	(5)
The Grove at Statesboro	18,100	18,100	18,100	4.01%	4.01%	1/1/2023	30 years	(2)
		$223,746	$205,531

(1)	For the construction loans, the maturity date is the stated maturity date in the respective loan agreements, which can be extended for an additional one to two years, subject to the satisfaction of certain conditions, depending on the loan.

(2)	Loans require interest only payments, plus certain reserves and escrows, that are payable monthly for a period of five years. Monthly payments of principal and interest, plus certain reserve and escrow amounts, are due thereafter until maturity when all principal is due.

(3)	Interest only for the first two years, followed by 30 year amortization.

(4)	Loan requires interest only payments, plus certain reserves and escrows payable monthly through August 2014, thereafter, principal and interest, plus certain reserves and escrows that are payable monthly until maturity.

(5)	Loan requires monthly payments of principal and interest, plus certain reserve and escrows, until maturity when all principal is due.

Line of Credit

In January 2013, we entered into a credit agreement (the “Second Amended and Restated Credit Agreement”) with Citibank, N.A. and certain other parties. The Second Amended and Restated Credit Agreement provides for a senior unsecured credit facility (the "Revolving Credit Facility") of up to $250.0 million, with sub-limits of $30.0 million for swing line loans and $15.0 million for letters of credit. The Second Amended and Restated Credit Agreement also provides for a term loan of $50.0 million (the "Term Loan" and, together with the Revolving Credit Facility, the "Amended Credit Facility").

As of March 31, 2014, we had approximately $116.0 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of March 31, 2014, we had approximately $103.5 million in borrowing capacity under our Revolving Credit Facility, and amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

We incur an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility (i) of 0.30% per annum if our average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if our average borrowing is greater than 50.0% of the total amount available.

Additionally, the Amended Credit Facility has an accordion feature that allows us to request an increase in the total commitments from $300.0 million to $600.0 million, subject to conditions. Amounts outstanding under the Amended Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Second Amended and Restated Credit Agreement) plus a spread that depends upon our leverage ratio. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At March 31, 2014, the interest rate on the Revolving Credit Facility borrowings and Term Loan was 2.06% and 2.01%, respectively.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2014, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

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

The Exchangeable Senior Notes will be exchangeable by the holder under the following circumstances on or prior to July 15, 2018: i) during any calendar quarter beginning after December 31, 2013 (and only during such quarter) if the closing sale price of the common stock, $0.01 par value per share, of Campus Crest Communities, Inc., or Campus Crest, is more than 130% of the then-current exchange price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter; ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each trading day during such five trading day period was less than 98% of the closing sale price of the common stock of Campus Crest, or Campus Crest common stock, for each trading day during such five trading-day period multiplied by the then current exchange rate; or iii) upon the occurrence of specified corporate transactions described in this offering memorandum. On or after July 15, 2018, and on or prior to the second scheduled trading day immediately preceding the maturity date, the holder may exchange their notes without regard to the foregoing conditions. Following certain corporate transactions that occur prior to maturity of the notes and that also constitute a make-whole fundamental change, the Operating Partnership will increase the exchange rate for holders who elect to exchange notes in connection with such make-whole fundamental change in certain circumstances. If specified fundamental changes involving us or Campus Crest occur, holders may require the operating partnership to repurchase the notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.

The Operating Partnership may not redeem the Exchangeable Senior Notes prior to the maturity date. At any time prior to July 15, 2018, we may irrevocably elect, in our sole discretion without the consent of the holders of the Exchangeable Senior Notes, to settle all of the future exchange obligation entirely in shares of our common stock. On or after July 15, 2018, the Exchangeable Senior Notes will be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Fair Value Disclosures

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

As of March 31, 2014 and December 31, 2013, our financial assets and liabilities carried at fair value on a recurring basis consisted of our interest rate caps. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  For our interest rate caps, we incorporate credit valuation adjustments to appropriately reflect our respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.

As of March 31, 2014 and December 31, 2013, the fair value of our interest rate caps, valued using level 2 inputs, was approximately zero.

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

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans, $100.0 million of Exchangeable Senior Notes (“Exchangeable Senior Notes”), the line of credit and other debt. The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of our mortgages, construction loans and Exchangeable Senior Notes were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The weighted average interest rate for all borrowings was 3.76% and 4.23% at March 31, 2014 and December 31, 2013, respectively.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the fair value of our mortgages, construction loans payable, other debt and Exchangeable Senior Notes aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Estimated Fair Value
March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Fixed-rate mortgage loans	$-	$170,462	$-	$164,894
Variable-rate mortgage loans	-	16,790	-	16,806
Construction loans	-	41,967	-	42,046
Exchangeable Senior Notes	-	96,939	-	96,906
Other Debt	-	2,408	-	2,394

December 31, 2013
Fixed-rate mortgage loans	-	161,379	-	165,393
Variable-rate mortgage loans	-	-	-	-
Construction loans	-	40,258	-	40,138
Exchangeable Senior Notes	-	98,547	-	96,758
Other Debt	-	2,671	-	2,694

All of our nonrecurring valuations made in connection with the property acquisition in Note 4 used significant unobservable inputs and, therefore, fall under Level 3 of the fair value hierarchy.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Computations of basic and diluted income (loss) per share for the periods presented are as follows (amounts in thousands, except per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

Basic earnings:
Income from continuing operations	$1,048	$1,897
Preferred stock dividends	(3,050)	(1,150)
Income (loss) from continuing operations attributable to noncontrolling interests	(15)	8
Income (loss) from continuing operations attributable to common stockholders	(1,987)	739

Income from discontinued operations	-	270
Income from discontinued operations attributable to noncontrolling interests	-	3
Income from discontinued operations attributable to common stockholders	-	267

Net income (loss) attributable to common stockholders	$(1,987)	$1,006

Weighted average common shares outstanding:
Basic	64,495	46,156
Incremental shares from assumed
conversion — OP units	434	435
Diluted	64,929	46,591

Basic and diluted earnings per share:
Income (loss) from continuing operations attributable to common stockholders - basic and diluted	$(0.03)	$0.01
Income from discontinued operations attributable to common stockholders - basic and diluted	-	0.01
Net income (loss) attributable to common stockholders - basic and diluted	$(0.03)	$0.02

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2014, there were approximately 64.9 million OP Units outstanding, of which approximately 64.5 million, or 99.3%, were owned by us and approximately 0.4 million, or 0.7%, were owned by other partners, including certain of our executive officers. As of March 31, 2014, the fair market value of the OP Units not owned by us was $3.8 million, based on a market value of $8.68 per unit, which was the closing stock price of shares of our common stock on the NYSE on March 31, 2014.

The following is a summary of changes in the shares of our common stock for the periods shown (in thousands):

For the Three Months Ended

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Common shares at beginning of period	64,502	38,558
Issuance of common shares	-	25,530
Issuance of restricted shares	-	357
Forfeiture of restricted shares	(15)	(15)
Common shares at end of period	64,487	64,430

We have an At-The-Market offering program under which we may sell at market price up to $100.0 million in shares of the Company’s common stock over the term of the program. As of March 31, 2014, we had not issued and sold any shares under this program.

Dividends and Distributions

For the three months ended March 31, 2014 and 2013, we declared dividends of $0.165 per share, totaling approximately $10.7 million and $10.6 million, respectively.

On January 28, 2014, our Board of Directors declared a first quarter 2014 dividend of $0.165 per share of common stock and OP Unit. The dividends were paid on April 9, 2014, to stockholders of record on March 26, 2014. At March 31, 2014, we accrued approximately $10.7 million related to our common stock dividend in accounts payable and accrued expenses in our accompanying condensed consolidated balance sheet.

On January 28, 2014, our Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the first quarter of 2014. The preferred stock dividend was paid on April 15, 2014, to stockholders of record on March 26, 2014. At March 31, 2014, we accrued approximately $2.5 million related to our preferred stock dividend in accounts payable and accrued expenses in our accompanying condensed consolidated balance sheet.

10. Incentive Plans

We have adopted the 2010 Amended and Restated Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. As of March 31, 2014, the aggregate number of shares of common stock that may be issued under the Incentive Plan was 2.5 million. As of both March 31, 2014 and December 31, 2013, approximately 0.3 million shares of common stock were available for issuance under the Incentive Plan. In April 2014, the Company’s stockholders approved an amendment to the Incentive Plan, which increased the aggregate number of shares of common stock of the Company approved for issuance under the Incentive Plan to 5.3 million.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a three or five year period and are subject to restriction based upon continued service on our Board of Directors.

At March 31, 2014, total unrecognized compensation cost related to restricted stock awards was approximately $6.0 million and is expected to be recognized over a remaining weighted average period of 1.0 years.

During the three months ended March 31, 2014 we recognized stock compensation expense of approximately $0.7 million (net of vesting forfeitures of approximately $0.1 million) and capitalized stock compensation expense of approximately $0.4 million. During the three months ended March 31, 2013, we recognized stock compensation expense of approximately $0.4 million (net of vesting forfeitures of approximately $0.1 million) and capitalized stock compensation expense of approximately $0.1 million.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted OP Units

At March 31, 2014, we had no remaining unrecognized compensation cost related to restricted OP Units. During the three months ended March 31, 2014, we recognized no stock compensation expense related to the vesting of restricted OP Units. During the three months ended March 31, 2013, we recognized stock compensation expense related to the vesting of restricted OP Units of approximately $0.2 million and capitalized stock compensation expense of approximately $0.1 million. There were no vesting forfeitures related to restricted OP Units during the three months ended March 31, 2013.

The following is a summary of our restricted common share activity for the period shown (in thousands, except weighted average grant price):

	Restricted	Weighted
	Common	Average
	Stock	Grant Price
Unvested balances at December 31, 2013	648	$11.97
Vested	(162)	11.65
Forfeited	(15)	12.11
Unvested balances at March 31, 2014	471	$12.07

11. Related Party Transactions

We lease aircraft from entities in which one of our executive officers has an ownership interest. For the three months ended March 31, 2014 and 2013, we incurred travel costs to these entities of an immaterial amount.

We are party to an agreement with an initial term of five years with a subsidiary of an entity affiliated with one of our directors pursuant to which we offer our tenants a program of insurance services and products. Pursuant to the agreement, we received an upfront payment of $100,000 and will receive fees for each tenant we refer that enrolls in the program. The related party receives monthly fees with respect to each tenant referred by us during the tenant’s enrollment in the program which amounted to $0.3 million for the three months ended March 31, 2014.

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

 The following tables set forth our segment information for the periods presented (in thousands):

	Three Months Ended
	March 31,	March 31,
	2014	2013
Student Housing Operations:
Revenues from external customers	$24,608	$21,572
Operating expenses	17,500	15,288
Income from wholly-owned student housing operations	7,108	6,284
Equity in earnings of unconsolidated earnings	319	410
Operating income	7,427	6,694
Nonoperating expenses	(3,941)	(2,563)
Net income	3,486	4,131
Net income attributable to noncontrolling interest	34	38
Net income attributable to common stockholders	$3,452	$4,093
Depreciation and amortization	$6,770	$5,536
Capital expenditures	$30,218	$25,695
Investment in unconsolidated entities	$359,301	$165,688
Total segment assets at end of period	$1,136,343	$1,134,960

Development, Construction and Management Services:
Revenues from external customers	$7,436	$11,427
Intersegment revenues	26,834	19,193
Total revenues	34,270	30,620
Operating expenses	31,420	29,486
Net income	2,850	1,134
Net income attributable to noncontrolling interest	27	11
Net income attributable to common stockholders	$2,823	$1,123
Depreciation and amortization	$1	$50
Total segment assets at end of period	$102,127	$57,072

Reconciliations:
Total segment revenues	$58,878	$52,192
Elimination of intersegment revenues	(26,834)	(19,193)
Total consolidated revenues	$32,044	$32,999

Segment operating income	$10,277	$7,828
Interest expense	(3,376)	(2,884)
Net unallocated expenses related to corporate overhead	(6,109)	(3,535)
Other income	66	36
Net income before income tax benefit	$858	$1,445

Total segment assets	$1,238,470	$1,192,032
Unallocated corporate assets and eliminations	12,430	6,181
Total assets at end of period	$1,250,900	$1,198,213

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At March 31, 2014, management does not anticipate any material deviations from schedule and does not anticipate having to terminate services for the development projects currently in progress.

In the ordinary course of business, certain liens related to the construction of the student housing real estate property may be attached to our assets by contractors or suppliers. Campus Crest Construction, LLC, a wholly-owned subsidiary of the Company, is responsible as the general contractor for resolving these liens. There can be no assurance that we will not be required to pay amounts greater than currently recorded liabilities to settle these claims.

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

We lease space for our corporate headquarters office. Rent is recognized on a straight-line basis. Future minimum payments over the life of our corporate office lease and long-term ground leases subsequent to March 31, 2014 are as follows (in thousands):

2014	$1,100
2015	1,473
2016	1,484
2017	1,500
2018	1,489
Thereafter	40,673
Total future minimum lease payments	$47,719

We guarantee certain mortgage and construction loans and revolving credit facilities related to our unconsolidated joint ventures (See Note 5). We have estimated the fair value of the guarantees to be immaterial. We do not expect that the borrowers will default on the underlying debt arrangements and accordingly we do not expect to be required to perform under the guarantees. In the event that we are required to perform under one of the guarantees, we believe the borrower’s assets collateralizing the debt would be sufficient to cover the maximum potential amount of future payments under the guarantee.

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

On July 3, 2012, we and certain of our subsidiaries were named as defendants in a lawsuit filed with the 250th Judicial District Court in Travis County in Austin, Texas. The case arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured. Also named as co-defendants in the case were the architect, the structural engineer and certain of our subcontractors. The plaintiffs allege, among other things, negligence on the part of the defendants in the design, construction, planning, operation and management of The Grove at Denton and seek actual and exemplary damages. The plaintiffs’ initial complaint did not specify the amount of damages sought; however, in a November 14, 2013 filing, the plaintiffs demanded $20 million in damages. The parties have participated in settlement discussions, including mediation on two occasions but no resolution has been reached. Settlement negotiations are continuing with the assistance of a mediator. The trial is currently scheduled to begin on August 25, 2014. Although it is not possible to predict the outcome of the lawsuit, we will continue to defend the case vigorously, and while no assurances can be given, after taking into account our existing insurance coverage, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations. No amounts have been accrued as of March 31, 2014.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Subsequent Events

Events occurring subsequent to the date of our condensed consolidated balance sheet have been evaluated for potential recognition or disclosure in our condensed consolidated financial statements through the date our condensed consolidated financial statements were available to be issued. There are not material events requiring disclosure as of the date of issuance.

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

Forward-looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion of Financial Condition and Results of Operations”;

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or other factors;

•	the operating performance of our properties;

•	the availability of attractive development and/or acquisition opportunities in properties that satisfy our investment criteria and the success of our acquisition, development and construction activities, including satisfaction of conditions to closing for pending acquisitions and, in some cases, the negotiation and execution of definitive documents and satisfaction of the conditions therein;

•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	changes in our business and growth strategies and in our ability to consummate acquisitions or dispositions or additional joint venture transactions;

•	our ability to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing, including financing for development and construction activities;

•	the credit quality and ability and willingness to pay amounts owed of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract and retain, qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	development and construction costs and timing;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts ("REIT")); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

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

Overview

Our Company

We are a self-managed, self-administered and vertically-integrated REIT focused on developing, building, owning and managing a diversified portfolio of high-quality, residence life focused student housing properties. We operate our business through the Operating Partnership and our subsidiaries. We derive substantially all of our revenue from student housing rental, student housing services, construction, development services and management services. As of March 31, 2014, we owned (i) the sole general partnership interest, (ii) 99.3% of the outstanding common units of limited partnership interest in the Operating Partnership, or OP Units, and (iii) 100% of the outstanding preferred units of limited partnership interest in the Operating Partnership.

We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, residence life focused student housing properties in the United States, based on beds owned and under management. As of March 31, 2014, we owned interests in 41 operating student housing The Grove® properties containing approximately 8,153 apartment units and 22,309 beds. Thirty-two of our operating The Grove® properties are wholly-owned and nine of our The Grove® properties are owned through joint ventures with HSRE. As of March 31, 2014, we also owned interests in 28 operating student housing Copper Beech branded properties containing approximately 5,047 apartment units and 13,177 beds. Our Copper Beech branded properties are owned by the Company and the CB Investors (see "CB Portfolio" below). As of March 31, 2014, we owned one wholly-owned redevelopment property. As of March 31, 2014, our operating portfolio consisted of the following:

	Properties in			Number	Number
	Operation	Ownership		of Units	of Beds
Wholly-owned Grove properties(1)	32	100.0%		6,283	17,161
Joint venture Grove properties:
HSRE I	3	63.9	%(2)	544	1,508
HSRE V	3	10.0%		662	1,856
HSRE VI	3	20.0%		664	1,784
Total Grove properties	41			8,153	22,309

CB Portfolio	28	67.0	%(3)	5,047	13,177

Total Portfolio(4)	69			13,200	35,486

(1)	In January 2014, we acquired the remaining outstanding interests in The Gove at Denton, Texas.
(2)	In February 2014, we amended our operating agreement with HSRE resulting in our previously held preferred interest in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, being converted to additional membership units of HSRE-Campus Crest I, LLC.
(3)	As of March 31, 2014, we held an effective interest in the CB Portfolio of 67.0%.

(4)	The re-development of our 100% owned property in Toledo, OH is excluded. We expect to announce more details on the redevelopment in 2014.

As of March 31, 2014, the average occupancy for our 41 operating The Grove® properties was approximately 87.6% and the average monthly total revenue per occupied bed was approximately $529. Our operating The Grove® properties are located in 19 states, contain modern apartment units with many resort-style amenities, and had an average age of approximately 3.9 years as of March 31, 2014. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We have developed, built and managed substantially all of our wholly-owned properties and several of our unconsolidated, joint venture properties based upon a common prototypical residential building design. We believe that our use of this prototypical building design, which we have built approximately 675 times (approximately 15 of such residential buildings make up one student housing property), allows us to efficiently deliver a uniform and proven student housing product in multiple markets. All of our operating properties (other than those in the CB Portfolio (as defined below) and our re-development property in Toledo, OH) operate under The Grove® brand, and we believe that our brand and the associated lifestyle are effective differentiators that create higher visibility and appeal for our properties within their markets both with the student as well as the universities we serve.

In addition to our existing properties, we actively seek organic growth opportunities. We have commenced building or redeveloping ten new student housing properties for delivery in August 2014, one of which is owned by a joint venture with HSRE and Brandywine Realty Trust (“Brandywine”) in which we own a 30.0% interest and act as the co-developer, two of which are owned by a joint venture with Beaumont Partners SA (“Beaumont”) in which we own a 35.0% interest, two of which are owned by a joint venture with HSRE in which we own a 30% interest, one of which is being built as a Copper Beech branded property in which our ownership interest is commensurate with our interest in the rest of the CB Portfolio, and four of which are wholly-owned by us. The following is a summary of these developments:

Project	Location	Primary University Served	Ownership	Units	Beds	Estimated Project Cost (1)	Scheduled Opening for Occupancy
Wholly Owned:
The Grove at Slippery Rock	Slippery Rock, PA	Slippery Rock University	100.0%	201	603	29.9	August 2014
The Grove at Grand Forks	Grand Forks, ND	University of North Dakota	100.0%	224	600	28.2	August 2014
The Grove at Mt. Pleasant	Mt. Pleasant, MI	Central Michigan University	100.0%	216	584	24.1	August 2014
The Grove at Gainesville	Gainesville, FL	University of Florida	100.0%	253	676	41.4	August 2014
Joint Venture:
The Grove at Greensboro	Greensboro, NC	University of North Carolina at Greensboro	30.0%	216	584	27.9	August 2014
The Grove at Louisville	Louisville, KY	University of Louisville	30.0%	252	656	41.2	August 2014
evo at Cira Centre South	Philadelphia, PA	University of Pennsylvania/ Drexel University	30.0%	344	850	158.5	August 2014
Copper Beech at Ames	Ames, IA	Iowa State University	67.0%	219	660	33.6	August 2014
evo à Station-Square Victoria	Montreal, Quebec	McGill University/ Concordia University/ L'Ecole de Technologie	35.0%	715	1,290	82.9	August 2014
evo à Sherbrooke	Montreal, Quebec	McGill University	35.0%	488	952	83.5	August 2014
				3,128	7,455	$551.2

(1)	Estimated project cost amounts are in millions.

CB Portfolio

We hold ownership interests in a joint venture with the former members (the “CB Investors”) of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (“CBTC PA”) that owns a portfolio of 28 student housing properties, one undeveloped land parcel in Charlotte, North Carolina, and a corporate office building in State College, Pennsylvania, (the "Initial Copper Beech Properties"), as well as a fully integrated platform and brand with management, development and construction teams. We also have the option to acquire seven additional student housing properties (the "Deferred Copper Beech Properties", and together with the Initial Copper Beech Properties, the "CB Portfolio" or "Copper Beech"). Both we and the CB Investors hold joint approval rights for major decisions, including those regarding property acquisitions and dispositions as well as property operations. As such, we hold a noncontrolling interest in the CB Portfolio and accordingly apply the equity method of accounting. As of March 31, 2014, we held a 67.0% effective interest in the CB Portfolio.

The CB Portfolio consists primarily of Copper Beech branded townhouse units located in eighteen geographic markets in the United States across thirteen states, with 30 of the 35 student housing properties having been developed by Copper Beech. As of March 31, 2014, the 28 operating properties included in the Initial Copper Beech Properties comprised approximately 5,047 rentable units with approximately 13,177 rentable beds. As of March 31, 2014, the Initial Copper Beech Properties had an average age of approximately 9.1 years. As of March 31, 2014, the average occupancy for these student housing properties was approximately 95.8%. For the three months ended March 31, 2014, the average monthly total revenue per occupied bed was approximately $507. Our investment in the CB Portfolio entitled us to a preferred payment of $13.0 million for the the period from March 18, 2013 through March 17, 2014.

We have the option, exercisable from March 18, 2014 through August 18, 2014, to acquire an 18.0% interest in each of the Deferred Copper Beech Properties, which will entitle us to 33.0% of the operating cash flows of such Deferred Copper Beech Properties. The purchase price for the exercise of this option is approximately $16.9 million. In order to exercise this option, we must also exercise the option to acquire an additional 18.0% interest in the Initial Copper Beech Properties, which is described below.

Our option, but not obligation, to acquire additional interests in the CB Portfolio is as follows:

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

Our Relationship With HSRE

We are a party to active joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of March 31, 2014, we hold 9 operating joint venture properties with HSRE and are in the process of developing three additional properties in partnership with HSRE, including one joint venture project where we are partners with both HSRE and Brandywine.

HSRE I. Our first joint venture with HSRE, HSRE-Campus Crest I, LLC ("HSRE I"), indirectly owned 100% of the interests in the following three properties at March 31, 2014: The Grove at Conway, Arkansas, The Grove at Lawrence, Kansas, and The Grove at San Angelo, Texas. On July 5, 2012, we completed the purchase of HSRE's 50.1% interest in The Grove at Moscow, Idaho, which was included in HSRE I prior to that date. On December 29, 2011, we completed the purchase of HSRE's 50.1% interests in The Grove at Huntsville, Texas and The Grove at Statesboro, Georgia, which were included in HSRE I prior to that date.

In January 2014, we amended and restated the HSRE-Campus Crest I, LLC operating agreement, which had the effect of exchanging our preferred interests in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, for additional membership interests in HSRE-Campus Crest I, LLC, effectively increasing our equity investment in the joint venture to 63.9% from 49.9%. In the event the joint venture is sold, the partners will share equally in the net proceeds. There were no other material changes to the agreement.

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

HSRE VI. In March 2012, we entered into a joint venture with HSRE, HSRE-Campus Crest VI, LLC ("HSRE VI"), to develop and operate additional purpose-built student housing properties. HSRE VI completed three new student housing properties in August 2013 for the 2013-2014 academic year. The properties, located in Norman, Oklahoma, State College, Pennsylvania and Indiana, Pennsylvania, contain an aggregate of approximately 1,784 beds and cost approximately $87.0 million. We own a 20.0% interest in this venture and affiliates of HSRE own the balance.

In general, we are responsible for the day-to-day management of HSRE I’s, HSRE V’s and HSRE VI's business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE I, HSRE V and HSRE VI, we will receive fees for providing services to HSRE I, HSRE V and HSRE VI pursuant to development and construction agreements and property management agreements. In general, we will earn development fees equal to approximately 4.0% of the total cost of each property developed by HSRE I, HSRE V and HSRE VI (excluding the cost of land and financing costs), construction fees equal to approximately 5.0% of the construction costs of each property developed by HSRE I, HSRE V and HSRE VI and management fees equal to approximately 3.0% of the gross revenues and 3.0% of the net operating income of operating properties held by HSRE I, HSRE V and HSRE VI. In addition, we will receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we will be responsible for funding the amount by which actual development costs for a project pursued by HSRE I, HSRE V or HSRE VI exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project.

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

HSRE X. In March 2013, we entered into a joint venture agreement with HSRE, HSRE-Campus Crest X, LLC ("HSRE X"), to develop and operate additional purpose-built student housing properties. HSRE X is developing two new student housing properties with completion targeted for the 2014-2015 academic year. The properties, located in Louisville, Kentucky and Greensboro, North Carolina will contain an aggregate of approximately 1,240 beds and have an estimated cost of approximately $69.1 million. We own a 30.0% interest in this joint venture and affiliates of HSRE own the balance.

Our Relationship With Beaumont

In July 2013, we entered into a joint venture, DCV Holdings, LP (“DCV Holdings”) with Beaumont to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for approximately Canadian ("CAD") 60.0 million (approximately $58.6 million). The joint venture intends to convert the property into an upscale student housing tower, called evo à Square Victoria, featuring a mix of single and double units serving McGill University, Concordia University and L’Ecole de Technologie.

In December 2013, we and Beaumont formed a holding company, CSH Montreal LP (“CSH Montreal”), and DCV Holdings was subsequently contributed to CSH Montreal, such that CSH Montreal became the sole limited partner in DCV Holdings. In addition, following the insertion of CSH Montreal as the holding company in the joint venture structure, CSH Montreal acquired ownership of HIM Holdings LP (“HIM Holdings”), an entity formed to facilitate the acquisition of another property in Canada.

In January 2014, through the newly formed HIM Holdings, the joint venture partnership acquired the 488-room, 22-story Holiday Inn Midtown in Montréal, Québec for approximately CAD 65.0 million (approximately $59.5 million). The joint venture intends to convert the property into an upscale evo student housing tower, called evo à Sherbrooke, near McGill University. In connection with the acquisition of the Holiday Inn property, we increased our ownership interest from 20.0% to 35.0% in CSH Montreal. As of March 31, 2014, we owned a 35.0% interest in CSH Montreal.

In January 2014, with the acquisition of the Holiday Inn property, we provided CAD 16.0 million (approximately $14.4 million) of preferred bridge equity to CSH Montreal. If our preferred equity is not repaid in full on or prior to September 2, 2014, it will effectively convert to a common interest in CSH Montreal, which would result in us holding a 60.54% interest in CSH Montreal (while Beaumont and its partners would own the remaining 39.46% interest in CSH Montreal).

Critical Accounting Policies

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. Certain of these accounting policies are particularly important for an understanding of the financial position and results of operations presented in the condensed consolidated financial statements set forth elsewhere in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Actual results could differ as a result of such judgment and assumptions.

Our condensed consolidated financial statements include the accounts of all investments, which include joint ventures in which we have a controlling interest and our consolidated subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in our historical condensed consolidated financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the historical condensed consolidated financial statements, giving due consideration to materiality. Our estimates may not be ultimately realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results may differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Valuation of Investment in Real Estate

Investment in real estate is recorded at historical cost. Pre-development expenditures include items such as entitlement costs, architectural fees and deposits associated with the pursuit of partially-owned and wholly-owned development projects. These costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the commencement of construction is not probable. Such write-offs are included within development, construction, and management services in the accompanying condensed consolidated statements of operations.

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

Development, Construction and Management Services

The amount and timing of revenues from development, construction and management services will typically be contingent upon the number and size of development projects that we are able to successfully structure and finance in our current and future unconsolidated joint ventures. In particular, we entered into joint ventures HSRE IX, HSRE X, and CSH Montreal that are currently building five student housing properties with completion targeted for the 2014-2015 academic year. We will share in the receipt of fees for providing development services to HSRE IX and share in the receipt of management fees for managing the property owned by HSRE IX once it is placed in service. We will receive fees for providing development and construction services to HSRE X and receive management fees for managing properties owned by HSRE X once they are placed in service. We will share in the receipt of fees for providing development services to CSH Montreal and receive management fees for managing properties owned by CSH Montreal once they are placed in service. No assurance can be given that the aforementioned joint ventures will be successful in developing student housing properties as currently contemplated or those currently under construction.

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

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. In August 2013 and September 2013, we opened three wholly-owned properties and an additional three properties that are owned in a real estate ventures in which we have a noncontrolling interest. Due to the continuous opening of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our condensed consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and "same-store" operations, which we believe provides a more meaningful indicator of comparative historical performance.

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

We monitor NOI of our student housing properties, which is a non-GAAP financial measure. In general terms, we define NOI as student housing rental revenue less student housing operating expenses including real estate taxes related to our properties. We believe this measure provides an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss). We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact factors such as lease structure, lease rates and tenant base, which vary by locality, have on our financial performance. To help make comparisons of NOI between periods more meaningful, we distinguish NOI from our properties that are wholly-owned and that were in service throughout each period presented (that is, our "same store" properties) from NOI from our other wholly-owned properties.

We specifically calculate NOI by adding back to (or subtracting from) net income (loss) attributable to common stockholders the following expenses or charges: income tax expense, other expense, interest expense, equity in loss of unconsolidated entities, depreciation and amortization, ground lease expense, general and administrative expense, development, construction and management services expenses and other non-recurring costs or expenses. The following income or gains are then deducted from net income (loss) attributable to common stockholders, adjusted for add backs of expenses or charges: income tax benefit, other income, development, construction and management services revenues and non-recurring income or gains.

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

We have set forth a discussion comparing our condensed consolidated results for the three months ended March 31, 2014 to the condensed consolidated results of our operations for the three months ended March 31, 2013. The historical results of operations presented below should be reviewed in conjunction with the notes to the condensed consolidated financial statements accompanying this report.

Comparison of the Three Months Ended March 31, 2014 and 2013

As of March 31, 2014, our property portfolio consisted of 32 consolidated operating properties, containing approximately 6,283 apartment units and 17,161 beds, and 37 operating properties held in four unconsolidated joint ventures, containing approximately 6,917 apartment units and 18,325 beds.

As of March 31,2013, our property portfolio consisted of 28 consolidated operating properties, containing approximately 5,480 apartment units and 14,920 beds, and 40 operating properties held in four unconsolidated joint ventures, containing approximately 13,711 apartment units and 20,077 beds. Four consolidated operating properties sold during 2013 have been presented in discontinued operations.

The following table presents our results of operations for the periods presented, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended
	March 31,	March 31,
	2014	2013	Change ($)	Change (%)
Revenues:
Student housing rental	$23,635	$20,748	$2,887	14%
Student housing services	973	824	149	18%
Development, construction and management services	7,436	11,427	(3,991)	-35%

Total revenues	32,044	32,999	(955)	-3%
Operating expenses:
Student housing operations	10,613	9,690	923	10%
Development, construction and management services	6,394	10,658	(4,264)	-40%
General and administrative	3,506	2,651	855	32%
Transaction costs	585	385	200	52%
Ground leases	117	54	63	117%
Depreciation and amortization	6,980	5,678	1,302	23%

Total operating expenses	28,195	29,116	(921)	-3%
Equity in earnings of unconsolidated entities	319	410	(91)	-22%

Operating income	4,168	4,293	(125)	-3%

Nonoperating income (expense):
Interest expense	(3,376)	(2,884)	(492)	17%
Other income	66	36	30	83%

Total nonoperating expense, net	(3,310)	(2,848)	(462)	16%

Net income before income tax benefit	858	1,445	(587)	-41%
Income tax benefit	190	452	(262)	-58%

Income from continuing operations	1,048	1,897	(849)	-45%
Income from discontinued operations	-	270	(270)	N/A
Net income	1,048	2,167	(1,119)

Dividends on preferred stock	3,050	1,150	1,900	165%
Net income (loss) attributable to noncontrolling interests	(15)	11	(26)	-236%

Net income (loss) attributable to common stockholders	$(1,987)	$1,006	$(2,993)	-298%

Student Housing Operations

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $3.0 million and operating expenses in the student housing operations segment increased by approximately $0.9 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase in revenues was primarily due to the acquisition of Campus Crest at Toledo, Ohio, in March 2013, the opening of two new properties in August 2013 (The Grove at Muncie, Indiana, and The Grove at Fort Collins, Colorado), the opening of the undamaged portion of a new property in August 2013 (The Grove at Pullman, Washington) and an increase in our monthly revenue per occupied bed at our "same store" properties, partially offset by a decrease in our occupancy at our "same store" properties. The increase in operating expenses was primarily due to the aforementioned activity.

New Property Operations. In January 2014, we acquired the remaining ownership interests in The Grove at Denton, Texas, which contributed approximately $0.4 million of NOI ($0.7 million of revenues and $0.3 million of operating expenses) for the three months ended March 31, 2014, compared to no contribution for the three months ended March 31, 2013. Prior to the acquisition of these interests, we accounted for our ownership in The Grove at Denton, Texas, under the equity method. In August 2013, we began operations at The Grove at Muncie, Indiana, The Grove at Fort Collins, Colorado, The Grove at Flagstaff II, Arizona, and partial operations at The Grove at Pullman, Washington, which contributed approximately $2.0 million of NOI ($2.6 million of revenues and $0.6 million of operating expenses), compared to no contribution for the three months ended March 31, 2013. In March 2013, we acquired Campus Crest at Toledo, Ohio, which contributed approximately $0.1 million of NOI ($0.3 million of revenues and $0.2 million of operating expenses) for the three months ended March 31, 2014, compared to approximately $0.0 million of NOI ($0.1 million of revenues and $0.1 million of operating expenses) for the three months ended March 31, 2013.

"Same-Store" Property Operations. Our 28 "same-store” properties contributed approximately $11.5 million of NOI ($21.0 million of revenues and $9.5 million of operating expenses) for the three months ended March 31, 2014, as compared to approximately $11.9 million of NOI ($21.5 million of revenues and $9.6 million of operating expenses) for the three months ended March 31, 2013. The decrease in revenue at our "same-store" properties was due a decrease in average occupancy to approximately 90.5% for the three months ended March 31, 2014 from approximately 93.4% for the three months ended March 31, 2013, partially offset by an increase in average monthly revenue per occupied bed ("RevPOB") to $518 for the three months ended March 31, 2014 from $514 for the three months ended March 31, 2013. There were no large fluctuations in operating expenses between the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

The following is a reconciliation of our net income (loss) attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Three Months Ended
	March 31,	March 31,
	2014	2013
Net income (loss) attributable to common stockholders	$(1,987)	$1,006
Net income (loss) attributable to noncontrolling interests	(15)	11
Preferred stock dividends	3,050	1,150
Income tax (benefit) expense	(190)	(452)
Other (income) expense	(66)	(36)
(Income) loss from discontinued operations	-	(270)
Interest expense	3,376	2,884
Equity in earnings of unconsolidated entities	(319)	(410)
Depreciation and amortization	6,980	5,678
Ground lease expense	117	54
General and administrative expense	3,506	2,651
Transaction costs	585	385
Development, construction and management services expenses	6,394	10,658
Development, construction and management services revenues	(7,436)	(11,427)
Total NOI	$13,995	$11,882
Same store properties NOI	$11,544	$11,878
New properties NOI	$1,692	$-
Toledo and Pullman NOI	$759	$4

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment decreased by approximately $4.0 million and approximately $4.3 million, respectively, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decreases in development, construction and management services revenues and operating expenses were primarily due to a lower volume of unconsolidated service activity and the scope and timing of those services. During the three months ended March 31, 2014, we provided construction and development services for two unconsolidated joint ventures in which we have a 30% interest and development-only services for two unconsolidated joint ventures in which we have a 35% interest, one unconsolidated joint venture in which we have a 30% interest, and one unconsolidated joint venture in which we have a 67% interest. During the three months ended March 31, 2013, we provided construction and development services for three unconsolidated joint ventures in which we have a 20% interest. Although we remain in the early stages of the construction cycle for our current round of developments, we believe our current round of developments will be materially in line with our expectations.

General and Administrative

General and administrative expenses increased from approximately $2.7 million for the three months ended March 31, 2013 to approximately $3.5 million for the three months ended March 31, 2014. The $0.8 million increase was primarily due to an increase in the number of full-time employees and travel expenses resulting from our growth.

Transaction Costs

We recognized approximately $0.6 million in transaction costs related to the CB Portfolio and CSH Montreal for the three months ended March 31, 2014. We capitalized approximately $1.8 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment for the three months ended March 31, 2014.

We recognized approximately $0.4 million in transaction costs related to the CB Portfolio for the three months ended March 31, 2013. We capitalized approximately $9.0 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment for the three months ended March 31, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $5.7 million for the three months ended March 31, 2013 to approximately $7.0 million for the three months ended March 31, 2014. This increase was primarily due to the increase in the number of operating properties.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities, which represents our share of the net income from entities in which we have a noncontrolling interest did not change materially from the three months ended March 31, 2013 to the three months ended March 31, 2014 as our increase in financing fees attributable to CSH Montreal were offset by a decrease in equity in earnings from the CB Portfolio resulting from additional amortization related to purchase price intangibles.

Interest Expense

Interest expense increased approximately $0.5 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to an increase in average outstanding indebtedness, partially offset by a lower interest rate on our Revolving Credit Facility in the first quarter of 2014.

Other Income/(Expense)

For the three months ended March 31, 2014 and 2013, we did not record material amounts of other income/(expense).

Income Tax Benefit

We recorded an income tax benefit for both the three months ended March 31, 2014 and the three months ended March 31, 2013 due to losses in our TRS entities generating deferred tax assets that are expected to be utilized against prior taxable income and future reversing deferred tax liabilities.

Income from Discontinued Operations

In December 2013, we sold four wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas and classified their results of operations within discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss). There was no such disposition during the three months ended March 31, 2014.

Dividends on Preferred Stock

Dividends on preferred stock increased to approximately $3.1 million for the three months ended March 31, 2014 compared to $1.2 million for the three months ended March 31, 2013 primarily due to an increase in the average number of shares of preferred stock outstanding in 2013. In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of 3,800,000 shares of preferred stock.

Cash Flows

Net cash provided by operating activities was approximately $2.3 million for the three months ended March 31, 2014 as compared to approximately $3.5 million for the three months ended March 31, 2013, a decrease of approximately $1.2 million. Net income adjusted for non-cash items provided approximately $10.2 million for the three months ended March 31, 2014 as compared to approximately $9.6 million for the three months ended March 31, 2013, an increase of approximately $0.6 million. This increase is due to the addition of properties placed into service in 2013. Approximately $7.9 million was used by working capital purposes for the three months ended March 31, 2014 as compared to approximately $6.1 million used by working capital accounts for the three months ended March 31, 2013, an increase of approximately $1.8 million. The increase was primarily due to the timing of construction billings and vendor payments.

Net cash used in investing activities totaled approximately $64.3 million for the three months ended March 31, 2014 as compared to net cash used of approximately $324.8 million for the three months ended March 31, 2013, a decrease of approximately $260.5 million. For the three months ended March 31, 2014, we acquired the remaining ownership interests in Denton, TX. See Note 5 to the accompanying condensed consolidated financial statements. For the three months ended March 31, 2013, we acquired ownership interests in the CB Portfolio as well as the property acquisition in Toledo, Ohio.

Net cash provided by financing activities totaled approximately $44.3 million for the three months ended March 31, 2014 as compared to net cash provided of approximately $327.1 million for the three months ended March 31, 2013, a decrease of approximately $282.8 million. For the three months ended March 31, 2014, we funded ongoing construction projects through our revolving credit facility as well as dividend payments on higher average common and preferred shares, as compared to the three months ended March 31, 2013. For the three months ended March 31, 2013, we received net proceeds of approximately $299.7 million from our common stock offering, which was used to fund the acquisition of ownership interests in the CB Portfolio as well as for working capital purposes.

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

Principal Capital Resources

In January 2013, we entered into a credit agreement (the "Second Amended and Restated Credit Agreement") with Citibank, N.A. and certain other parties. The Second Amended and Restated Credit Agreement provides for a senior unsecured credit facility (the "Revolving Credit Facility") of up to $250.0 million, with sub-limits of $30.0 million for swing line loans and $15.0 million for letters of credit. The Second Amended and Restated Credit Agreement also provides for a term loan of $50.0 million (the "Term Loan" and, together with the Revolving Credit Facility, the "Amended Credit Facility").

As of March 31, 2014, we had approximately $116.0 million outstanding under our Revolving Credit Facility and $50 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of March 31, 2014, we had approximately $103.5 million in borrowing capacity under our revolving credit facility, and amounts borrowed under the facility will be due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

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

As of March 31, 2014, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

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

We are building four new student housing properties which are wholly owned by us. We are currently targeting completion of these properties for the 2014-2015 academic year and expect the cost to complete to be approximately $123.7 million. As of March 31, 2014, we have the necessary financing in place for these projects and have funded approximately $42.8 million of our $60.1 million equity requirement. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). For each of these projects, we commenced construction subsequent to conducting significant pre-development activities.

We are building two new student housing properties which are owned by HSRE X, a joint venture that we established with HSRE, and in which we own a 30.0% interest. We are currently targeting completion of these properties for the 2014-2015 academic year and expect the cost to complete to be approximately $69.0 million. As of March 31, 2014, we have the necessary financing in place for these projects and have funded all of our approximate $9.7 million equity requirement. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). For each of these projects, we commenced construction subsequent to conducting significant pre-development activities.

We are building one new student housing property which is owned by HSRE IX, a joint venture that we established with HSRE and Brandywine, in which we own a 30.0% interest. We are currently targeting completion of this property for the 2014-2015 academic year and expect the cost to complete to be approximately $158.5 million. As of March 31, 2014, we have the necessary financing in place for this project and have funded all of our approximate $18.2 million equity requirement. No assurance can be given that we will complete construction of this property in accordance with our current expectations (including the estimated cost thereof). For this project, we commenced construction subsequent to conducting significant pre-development activities.

We are also redeveloping two new student housing properties that are owned by CSH Montreal, a joint venture that we established with Beaumont in which we own a 35.0% interest. We are currently targeting completion of these properties prior to the 2014-2015 academic year and expect the cost to complete to be approximately $166.4 million. As of March 31, 2014, the joint venture has the necessary financing in place for these projects, for which we are the guarantor, and we have funded all of our approximate $37.9 million equity requirement. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). For each of these projects, we commenced construction subsequent to conducting significant pre-development activities.

Copper Beech is also building one new student housing property in which our interest will be commensurate with the remainder of the CB portfolio. We are currently targeting completion of this property prior to the 2014-2015 academic year and expect the cost to complete to be approximately $33.6 million. As of March 31, 2014, we have the necessary financing in place for this project and have funded approximately $6.9 million of our $10.1 million equity requirement. We intend to finance our share of the remaining construction costs through the Revolving Credit Facility. No assurance can be given that we will complete construction of this property in accordance with our current expectations (including the estimated cost thereof). For this project, we commenced construction subsequent to conducting significant pre-development activities.

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

As discussed previously, we have the option to acquire additional interests in the CB Portfolio which would result in a significant cash outflow. It is the Company’s intention to exercise the purchase options; however, the Company does not intend to exercise the purchase options on the terms set forth in the Amendment to the Purchase Agreement. The Company is currently in discussions with the Sellers regarding an amendment to the terms of each of the purchase options; however, there can be no assurance that the Company will be able to renegotiate the purchase options on terms sufficiently favorable to the Company to allow for the exercise of the purchase options. Therefore, there can be no assurance with respect to the timing of the exercise of any of the purchase options.

Commitments

The following table summarizes our contractual commitments as of March 31, 2014 (including future interest payments) (in thousands):

	Total	2014	2015-2016	2017-2018	Thereafter

Contractual Obligations
Long-Term Debt Obligations	$492,138	$1,831	$91,151	$344,636	$54,520
Interest Payments on Outstanding Debt Obligations	53,708	10,607	25,978	8,853	8,270
Operating Lease Obligations	47,719	1,100	2,957	2,989	40,673
Purchase Obligations (1)	87,231	86,330	901	-	-

Total (2)	$680,796	$99,868	$120,987	$356,478	$103,463

(1)	Obligations relate to subcontracts executed by Campus Crest Construction to complete projects under construction at March 31, 2014.
(2)	Excludes joint venture debt of approximately $32.5 million due to mature in February 2015, of which we are a 63.9% owner, approximately $49.6 million that matures December 2014 and January 2015, of which we are a 10.0% owner, approximately $33.0 million that matures May 2015 and December 2015, of which we are a 20.0% owner, approximately $23.8 million that matures in July 2016, of which we are a 30.0% owner, approximately $9.2 million that matures September 2016 and September 2018, of which we are a 30.0% owner, and approximately $61.8 million that matures in January 2016, of which we are a 35.0% owner.

Off-Balance Sheet Arrangements

Joint Ventures

We have investments in real estate ventures with the CB Investors, HSRE, Brandywine and Beaumont that are not consolidated by us. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties in the United States and Canada. Along with the joint venture partners, we hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operations. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

We are the guarantor of the construction and mortgage debt and revolving credit facilities of our ventures with HSRE and Beaumont. Detail of our unconsolidated investments at March 31, 2014 is presented in the following table (in thousands):

							Debt
				Number of Properties				Weighted Average
Unconsolidated Entities	Our Ownership		Year Founded	In Operation	Under Development	Our Total Investment	Amount Outstanding	Interest Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%		2009	3	-	$10,578	32,485	2.65	%(1)	2/9/2015
HSRE-Campus Crest V, LLC	10.0%		2011	3	-	3,426	49,614	2.87	%(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%		2012	3	-	13,527	32,998	2.52	%(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%		2013	-	1	18,573	23,795	2.35	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%		2013	-	2	9,389	9,224	2.33	%(1)	9/06/2016-9/30/2018
CB Portfolio	67.0	%(3)	2013	28	-	254,252	390,936	5.65	%(2)	6/01/2014 – 10/01/2020
CB Ames	67.0%		2013	-	1	11,758	-	n/a		n/a
CSH Montreal LP	35.0	%(4)	2013	-	2	36,238	61,831	6.37	%(1)	1/13/2016
Other	20.0%		2013	-	-	1,560	-	n/a		n/a
Total Unconsolidated Entities				37	6	$359,301	600,883	4.98%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	As of March 31, 2014, we had a 67.0% effective interest in the CB Portfolio.
(4)	As of March 31, 2014, we had a CAD 16.0 million ($14.4 million) of preferred bridge equity in CSH Montreal. See Note 5 to the accompanying condensed consolidated financial statements.

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

The following table presents a reconciliation of our FFO to our net income (loss) for the periods presented (in thousands):

	Three Months Ended
	March 31,	March 31,
	2014	2013
Funds from operations (“FFO”)
Net income (loss) attributable to common stockholders	$(1,987)	$1,006
Net income (loss) attributable to noncontrolling interests	(15)	11
Real estate related depreciation and amortization	6,677	6,296
Real estate related depreciation and amortization unconsolidated entities	7,333	807
FFO	$12,008	$8,120

In addition to FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the transaction costs and fair value of debt adjustments within our investment in Copper Beech. Excluding transaction costs and fair value of debt adjustments within our investment in Copper Beech adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt amortization of principal or other commitments and contingencies. This measure is referred to herein as "FFOA.".

	Three Months Ended
	March 31,	March 31,
	2014	2013

FFO	$12,008	$8,120
Elimination of transaction costs	585	385
Elimination of fair value of debt adjustment at our investment in Copper Beech	(1,754)	(112)
Funds from operations adjusted (“FFOA”)	$10,839	$8,393

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2014, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread for borrowing under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based on borrowing and from 0.75% to 1.50% for Base Rate borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowing and from 0.70% to 1.45% for Base Rate based borrowings. At March 31, 2014, the spread on our Revolving Credit Facility and Term Loan was 2.06% and 2.01%, respectively.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of March 31, 2014, approximately $224.9 million of our aggregate indebtedness (46.0% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $2.3 million, assuming that the amount outstanding under our variable rate debt remains at $224.9 million, the balance as of March 31, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective, as of March 31, 2014, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes to our internal control over financial reporting during the first quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 3, 2012, we and certain of our subsidiaries were named as defendants in a lawsuit filed with the 250th Judicial District Court in Travis County in Austin, Texas. The case arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured. Also named as co-defendants in the case were the architect, the structural engineer and certain of our subcontractors. The plaintiffs allege, among other things, negligence on the part of the defendants in the design, construction, planning, operation and management of The Grove at Denton and seek actual and exemplary damages. The plaintiffs’ initial complaint did not specify the amount of damages sought; however, in a November 14, 2013 filing, the plaintiffs demanded $20 million in damages. The parties have participated in settlement discussions, including mediation on two occasions but no resolution has been reached. Settlement negotiations are continuing with the assistance of a mediator. The trial is currently scheduled to begin on August 25, 2014. Although it is not possible to predict the outcome of the lawsuit, we will continue to defend the case vigorously, and while no assurances can be given, after taking in to account our existing insurance coverage, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations. No amounts have been accrued as of March 31, 2014.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the section entitled "Risk Factors" beginning on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: May 12, 2014

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

