Form 10-Q/A
period 2013-09-30
Campus Crest Communities, Inc.
filed 2014-06-20
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) of Campus Crest Communities, Inc. (the “Company”) is being filed to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2013 (the “Original Filing”) in order to disclose additional information regarding the Company’s investment in the Copper Beech Portfolio (the “CB Portfolio”). The additional disclosure relating to the Company’s investment in the CB Portfolio is included in “Part I, Item 1. Financial Statements,” and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our current principal executive officer and principal financial officer, filed as exhibits hereto under Part II, Item 6 hereof.

No other information included in the Original Filing has been amended. This Amendment No. 1 on Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events that occurred at a later date.

For the convenience of the reader, this Amendment No. 1 restates in its entirety the Original Filing, although the Company is only providing additional disclosure relating to its investment in the CB Portfolio in Item 1 and Item 2.

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

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company acquired its initial 48.0% interest in six properties in the CB Portfolio that did not require lender consent prior to sale on March 18, 2013. The Company subsequently closed on its initial 48.0% interest in each remaining property in the CB Portfolio at such time as it obtained the requisite lender consent relating thereto. The table below sets forth the date of the Company's acquisition of its initial 48.0% interest in the properties in the CB Portfolio.

Number of Properties(1)	Date of Closing
6	March 18, 2013
1	April 5, 2013
1	May 1, 2013
1	July 1, 2013
1	July 11, 2013
2	July 17, 2013
1	July 18, 2013
3	July 19, 2013
2	August 2, 2013
2	August 6, 2013
2	August 8, 2013
1	August 12, 2013
6	August 16, 2013
4	September 6, 2013
2	September 6, 2013

(1)
Represents the total number of properties in which the Company initially acquired a 48.0% interest. Pursuant to the terms of the amendment to the Copper Beech Portfolio purchase and sale agreement, the Company agreed to transfer its 48.0% interest in each of seven properties in the Copper Beech Portfolio back to the CB Investors. The Company's interests in these seven properties were acquired on March 18, 2013, July 1, 2013, July 19, 2013, August 6, 2013 and August 8, 2013.

Our investment in the CB Portfolio entitles us to a preferred payment of $13.0 million for the first year of our investment and 48% of remaining operating cash flows. Operating cash flows, as defined in the operating agreements governing the properties comprising the CB Portfolio, is all cash revenues received reduced by cash expenditures for operating expenses, principal and interest payments on loans and other borrowed money, capital expenditures and reserves for working capital purposes.

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

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ASC 323 Investments – Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X requires summarized financial information of material investments accounted for under the equity method be provided of the investee’s financial position and results of operations including assets, liabilities and results of operations under the investee’s historical cost basis of accounting. Notwithstanding the extensive efforts of the Company and Copper Beech to compile the necessary financial information, we have determined that the information needed for the preparation of historical financial statements of the CB Portfolio to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, we have elected to present financial information on our investment in Copper Beech on the Company’s cost basis for our investment as of September 30, 2013 as we believe this information is reliable and relevant to the users of our financial statements. Further, although we acknowledge that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, we do not believe that the lack of the omitted disclosures, or the information of the financial position reflecting the cost basis of our investment provided results in a material omission or misstatement of the Company’s condensed consolidated financial statements taken as a whole.

The following is a summary of the financial position reflecting the cost basis, including provisional fair value balances that are subject to our allocation analyses and appraisals, of our investment in Copper Beech in its entirety for the 35 properties in the CB Portfolio as of September 30, 2013 (in thousands):

September 30,
2013
Assets
Student housing properties, net	$953,835
Intangible assets	7,230
Other assets	9,557
Total assets	$970,622

Liabilities and Equity
Mortgage and construction loans	$515,859
Other liabilities	20,073
Owners' equity	434,690
Total liabilities and owners' equity	$970,622

Company's share of historical owners' equity	$225,181
Net difference in carrying value of investment versus net book value of underlying net assets(1)	16,640
Carrying value of investment in Copper Beech	$241,821

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

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the combined operating results for our unconsolidated entity, Copper Beech, in its entirety, not only our interest in the entity. This summary includes the results of the 37 properties from March 18, 2013 through September 30, 2013 and reflects the impact of the Company’s cost basis of our investment, which include provisional adjustments subject to our allocation analyses and appraisals, related to purchase accounting(in thousands):

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013

Revenues	$22,899	$49,400
Direct operating expenses	10,526	20,963
Revenues less direct operating expenses	12,373	28,437
Interest expense	4,008	9,072
Depreciation and amortization	9,304	22,363
Net loss based on the Company's purchase price	$(939)	$(2,998)

Company’s share of net income (loss)(1)	$1,473	$3,582

(1)
Amount differs from net loss multiplied by our ownership percentage due to the amortization of the aggregate difference between our historical cost basis and our basis reflected at the entity level and our preferred payment.

During the period from March 18, 2013 to September 30, 2013, the CB Portfolio had net cash provided by operating activities of approximately $11.2 million, net cash used in investing activities of approximately $17.7 million and net cash provided by financing activities of approximately $7.3 million.

CAMPUS CREST COMMUNITIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table is the calculation of the Company’s equity in earnings for the CB Portfolio for the period from March 18, 2013 to September 30, 2013. As there are several components of the calculation, set forth below are notes corresponding to the notes included in the Company’s calculation below to further explain these components.

Net loss incurred by the CB Portfolio based on the Company’s purchase price(1)	$(2,998)
Campus Crest’s share of net loss	(972)
Campus Crest percentage of preferred payment(2)	4,590
Campus Crest income from Copper Beech	3,618
Amortization of basis difference(3)	(87)
Total equity in earnings in CB Portfolio	$3,531

(1)
The basis of the financial statements of the CB Portfolio used in the calculation of the Company’s equity in earnings for the period from March 18, 2013 to September 30, 2013 was computed using the Company’s cost basis for its investment in the CB Portfolio’s underlying assets and liabilities, including the effects of provisional purchase price adjustments, for its properties at the dates the Company acquired its interests in the CB Portfolio. For the period from March 18, 2013 to September 30, 2013 this included 35 properties.

We consummated the acquisition of a 48.0% interest in 35 properties of the CB Portfolio. As a result of lender consents that were required to be obtained from various lenders to the CB Portfolio prior to our ownership, we completed our acquisition of the 48.0% interest in stages, which resulted in a variation in our ownership percentage from 25.3% to 48.0% in all 35 of the CB Portfolio properties from March 18, 2013 to September 30, 2013. Accordingly, the Company recognized its proportionate share of earnings of the CB Portfolio for the specific percentage of ownership interest we held during the applicable period.

(2)
As part of the purchase and sale agreement, the Company was entitled to receive a $13.0 million preferred payment over a one year period beginning March 18, 2013 and ending on March 17, 2014. As such, for the period from March 18, 2013 to September 30, 2013 the Company recorded in income its proportionate share of this payment, which corresponds to the portion of the CB Portfolio held by the other owners of Copper Beech.

(3)
Included in the calculation of equity in earnings in the CB Portfolio is the amortization of the net difference in the Company’s carrying value of investment as compared to the underlying equity in net assets of the investee.

We are entitled to a preferred payment of $13.0 million for the first year of our investment and 48.0% of the remaining operating cash flows in the CB Portfolio. During the period from March 18, 2013 to September 30, 2013, we were entitled to approximately $7.6 million of cash distributions of which we had received $4.9 million, approximately $4.3 million of preferred payment and approximately $0.6 million in other distributions, as of September 30, 2013. During the period from March 18, 2013 to September 30, 2013, the CB Portfolio had net cash provided by operating activities of approximately $11.2 million, net cash used in investing activities of approximately $17.7 millionand net cash provided by financing activities of approximately $7.3 million.

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

31

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

The Company acquired its initial 48.0% interest in six properties in the CB Portfolio that did not require lender consent prior to sale on March 18, 2013. The Company subsequently closed on its initial 48.0% interest in each remaining property in the CB Portfolio at such time as it obtained the requisite lender consent relating thereto. The table below sets forth the date of the Company's acquisition of its initial 48.0% interest in the properties in the CB Portfolio.

Number of Properties(1)	Date of Closing
6	March 18, 2013
1	April 5, 2013
1	May 1, 2013
1	July 1, 2013
1	July 11, 2013
2	July 17, 2013
1	July 18, 2013
3	July 19, 2013
2	August 2, 2013
2	August 6, 2013
2	August 8, 2013
1	August 12, 2013
6	August 16, 2013
4	September 6, 2013
2	September 6, 2013

(1)
Represents the total number of properties in which the Company initially acquired a 48.0% interest. Pursuant to the terms of the amendment to the Copper Beech Portfolio purchase and sale agreement, the Company agreed to transfer its 48.0% interest in each of seven properties in the Copper Beech Portfolio back to the CB Investors. The Company's interests in these seven properties were acquired on March 18, 2013, July 1, 2013, July 19, 2013, August 6, 2013 and August 8, 2013.

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

Our $230.2 million investment in the CB Portfolio entitles us to a preferred payment of $13.0 million for the first year of our investment and 48.0% of remaining operating cash flows. Operating cash flows, as defined in the operating agreements governing the properties comprising the CB Portfolio, is all cash revenues received reduced by cash expenditures for operating expenses, principal and interest payments on loans and other borrowed money, capital expenditures and reserves for working capital purposes.

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

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities increased by approximately $1.2 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to $1.4 million equity in earnings from the CB Portfolio. See Note 4 to the accompanying condensed consolidated financial statements.

Our $1.4 million equity in earnings from the CB Portfolio includes our share of the CB Portfolio’s losses of approximately ($0.4) million and approximately ($0.1) million of amortization of the net difference in the Company’s carrying value of our investment as compared to the underlying equity in net assets of the investee, offset by our share of the preferred payment of approximately $1.9 million.  Had we not been entitled to the preferred payment of approximately $1.9 million, our equity in earnings in the CB Portfolio during the third quarter of 2013 would have resulted in equity in losses of approximately ($0.5) million.

For the third quarter of 2013, the net loss of the CB Portfolio reflecting the impact of the Company’s cost basis of its investment in Copper Beech, including preliminary adjustments related to purchase accounting, was approximately ($0.9) million. Our share of this net loss was approximately ($0.4) million.  Our investment in the CB Portfolio entitles us to a preferred payment of $13.0 million over the first year of our investment, beginning March 18, 2013 and ending March 17, 2014. During the third quarter of 2013, we were entitled to approximately $3.3 million of the preferred payment. During the third quarter of 2013, the Company recognized $1.9 million of the $3.3 million in equity in earnings. The remaining $1.4 million of the $3.3 million was not recognized in equity in earnings, as we are required to eliminate the portion of the preferred payment related to our ownership interest in the CB Portfolio. As discussed above, had we not been entitled to the preferred payment, our equity in earnings in the CB Portfolio for the third quarter of 2013 would have been a loss of approximately ($0.5) million, which includes the Company’s share of the net loss of approximately ($0.4) million and ($0.1) million of amortization of the net difference in the Company’s carrying value of investment as compared to the underlying equity in net assets of the investee.

As of September 30, 2013, the CB Portfolio had paid the Company approximately $4.3 million of the preferred payment. See Note 4 to the accompanying condensed consolidated financial statements.

Equity in earnings of unconsolidated entities increased by approximately $3.3 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the CB Portfolio, for which we recognized approximately $3.5 million in our proportionate share of earnings from the March 18, 2013 acquisition date through September 30, 2013. See Note 4 to the accompanying condensed consolidated financial statements.

Our $3.5 million equity in earnings from the CB Portfolio includes our share of the CB Portfolio’s loss of approximately ($1.0) million and approximately ($0.1) million of amortization of the net difference in the Company’s carrying value of our investment as compared to the underlying equity in net assets of the investee, offset by our share of the preferred payment of approximately $4.6 million.  Had we not been entitled to the preferred payment of approximately $4.6 million, our equity in earnings in the CB Portfolio from the period from March 18, 2013 through September 30, 2013 would have resulted in equity in losses of approximately ($1.1) million.

For the period from March 18, 2013 through September 30, 2013, the net loss of the CB Portfolio reflecting the impact of the Company’s cost basis of its investment in Copper Beech, including preliminary adjustments related to purchase accounting, was approximately ($3.0) million. Our share of this net loss was approximately ($1.0) million. Our investment in the CB Portfolio entitles us to a preferred payment of $13.0 million over the first year of our investment, beginning March 18, 2013 and ending March 17, 2014. During the period from March 18, 2013 through September 30, 2013, we were entitled to approximately $7.0 million of the preferred payment. During the period from March 18, 2013 through September 30, 2013, the Company recognized $4.6 million of the $7.0 million in equity in earnings. The remaining $2.4 million of the $7.0 million was not recognized in equity in earnings, as we are required to eliminate the portion of the preferred payment related to our ownership interest in the CB Portfolio. As discussed above, had we not been entitled to the preferred payment, our equity in earnings in the CB Portfolio for the period from March 18, 2013 through September 30, 2013 would have been a loss of approximately ($1.1) million, which includes the Company’s share of the net loss of approximately ($1.0) million and ($0.1) million of amortization of the net difference in the Company’s carrying value of investment as compared to the underlying equity in net assets of the investee.

As of September 30, 2013, the CB Portfolio had paid the Company approximately $4.3 million of the preferred payment. See Note 4 to the accompanying condensed consolidated financial statements

Interest Expense

Interest expense increased approximately $0.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to higher outstanding indebtedness in 2013 partially offset by a lower interest rate on our Revolving Credit Facility in 2013.

Interest expense increased approximately $0.4 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to higher average outstanding indebtedness in the current year than the prior year, partially offset by a lower interest rate on our Revolving Credit Facility in 2013 and the write-off of approximately $1.0 million of deferred financing costs for the nine months ended September 30, 2012.

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

_____________________________

 * Filed herewith.
 ** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: June 20, 2014

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

_____________________________

 * Filed herewith.
 ** Furnished herewith

