Form 10-K/A
period 2013-12-31
Campus Crest Communities, Inc.
filed 2014-06-23
CIK 1490983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-K/A

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

___________________

DOCUMENTS INCORPORATED BY REFERENCE

Part II and III of this report incorporate certain information by reference to the registrant’s definitive Proxy Statement filed on March 12, 2014.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) of Campus Crest Communities, Inc. (the “Company”) is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014 (the “Original Filing”) in order to disclose additional information regarding the Company’s investment in the Copper Beech (“CB”) Portfolio. The additional disclosure relating to the Company’s investment in the CB Portfolio is included in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our current principal executive officer and principal financial officer, filed as exhibits hereto under Part IV, Item 15 hereof.

No other information included in the Original Filing has been amended, other than the removal of certain exhibits. This Amendment No. 1 on Form 10-K/A continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events that occurred at a later date.

For the convenience of the reader, this Amendment No. 1 restates in its entirety the Original Filing, although the Company is only providing additional disclosure relating to its investment in the CB Portfolio in Item 1, Item 7 and Item 8.

FORM 10-K/A

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

In February 2013, we entered into purchase and sale agreements to acquire an approximate 48.0% interest in a portfolio of 35 student housing properties, one undeveloped land parcel and a corporate office building held by the members of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (the “CB Portfolio”), and a fully integrated platform and brand with management, development and construction teams, for an initial purchase price of approximately $230.2 million, including the repayment of $106.7 million of debt. The remaining interests in the CB Portfolio are held by certain of the former members of CBTC and CBTC PA, (the “CB Investors”). In September 2013, we entered into an amendment to the above referenced purchase and sale agreements for consideration of $4.0 million whereby we will transfer our 48.0% interest in five properties in the Copper Beech Portfolio back to the CB Investors and defer the acquisition of two development properties as consideration for an additional 19.0% interest in each of the remaining 28 properties in the Copper Beech Portfolio. See Note 5 to the accompanying consolidated financial statements.

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

Pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”), we are required to provide in our Annual Reports on Form 10-K audited financial statements for the CB Portfolio for the period from March 18, 2013 to December 31, 2013.  However, we are unable to file the audited financial information required by Rule 3-09 and have omitted such information in reliance on Rule 12b-21 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 409 promulgated under the Securities Act of 1933, as amended.  In connection with our acquisition of the CB Portfolio we were required to rely upon the sellers of the CB Portfolio to provide the necessary information to complete the audited financial statements as required under Rule 3-09.  The sellers of the CB Portfolio agreed to cooperate with us to provide all requested financial information relating to the CB Portfolio, and, in accordance with this agreement to cooperate, we requested the information necessary to complete the audited financial statements as required under Rule 3-09 and the sellers of the CB Portfolio cooperated in responding to such requests. Notwithstanding our and the sellers’ extensive efforts to compile the necessary financial information, we have determined that the information necessary for the preparation of audited financial statements of the CB Portfolio in accordance with Rule 3-09 is not available or otherwise sufficiently reliable.  As a result, we have included in this Annual Report on Form 10-K/A financial information for the CB Portfolio at fair value. As a result of including such financial information, we do not believe that the omission of the audited financial statements in accordance with Rule 3-09 will have a material impact on a reader’s understanding of our financial condition or our results of operations.

The SEC has granted us a waiver from the financial statement requirements of Rule 3-09 with respect to our investment in the CB Portfolio for our Annual Report on Form 10-K for the year ended December 31, 2013. We cannot provide any assurances that, to the extent we continue to be unable to provide financial information in accordance with Rule 3-09 with respect to the CB Portfolio, the SEC will grant us a similar waiver for any future filings. If the SEC does not grant additional waivers for any future filings, including Annual Reports on Form 10-K and determines that the omission of the audited financial statements as required under Rule 3-09 caused a material deficiency in any future filing, including our Annual Reports on Form 10-K, then we would no longer be deemed timely and current in our Exchange Act reporting requirements. In such case, we would become ineligible to use a “short form” registration statement on Form S-3.  In addition, the SEC may not declare effective any registration statement that we file in connection with an offering that requires the financial statements under Rule 3-09 to be included.  If, as a result, we are unable to complete a registered offering, our ability to access the public capital markets would be materially adversely affected.  Any resulting inability to complete a registered offering may materially adversely impact our business, liquidity position, growth prospects (including our ability to exercise options to acquire additional interests in the CB Portfolio), financial condition and results of operations.

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

We also commenced building two properties that are owned by a joint venture that we established with HSRE in which we own a 30% interest. We are currently targeting completion of these two properties for the 2014-2015 academic year. Information with respect to these joint venture developments is included in the following table:

City	State	Targeted Completion	Primary University Served	Fall 2012 Overall Enrollment		Distance to Campus (Miles)		Number of Units	Number of Beds
Greensboro	NC	August 2014	University of North Carolina at Greensboro	18,516		0.5		216	584
Louisville	KY	August 2014	University of Louisville	21,239		0.1		252	654
Total				19,878	(1)	0.3	(2)	468	1,238

 ______________

(1)	Represents an average of the properties within the grouping.

(2)	Represents the median distance of the properties within this grouping.

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

For the year ended December 31, 2013, we recognized approximately ($3.8) million in equity in loss of Copper Beech and approximately $1.4 million in interest income from the loan to the CB Investors. Additionally, for the year ended December 31, 2013, we recognized approximately $1.1 million of transaction expenses related to the CB Portfolio Acquisition and incurred $16.9 million of costs which were included in our investment basis in the CB Portfolio. During the period from March 18, 2013 to December 31, 2013, the CB Portfolio had net cash provided by operating activities of approximately $16.4 million, net cash used in investing activities of approximately $24.2 million and net cash provided by financing activities of approximately $9.1 million.

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

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities, which represents our share of the net income (loss) from entities in which we have a non-controlling interest, decreased from a gain of approximately $0.4 million for the year ended December 31, 2012 to a loss of approximately ($3.7) million for the year ended December 31, 2013 primarily due to a ($3.8) million loss from the CB Portfolio Acquisition and associated depreciation and amortization.

Our ($3.8) million equity in losses in the CB Portfolio includes our share of the CB Portfolio’s losses of approximately ($9.2) million and approximately ($0.3) million of amortization of the net difference in the Company’s carrying value of our investment as compared to the underlying equity in net assets of the investee, offset by our share of the preferred payment of approximately $5.7 million.  Had we not been entitled to the preferred payment of approximately $5.7 million, our equity in losses in the CB Portfolio for 2013 would have been approximately ($9.5) million.

For the period from March 18, 2013 to December 31, 2013, the net loss of the CB Portfolio reflecting the impact of the Company’s cost basis of its investment in Copper Beech, including adjustments related to purchase accounting, was approximately ($28.7) million. Our share of this net loss was approximately ($9.2) million.  Our investment in the CB Portfolio entitles us to a preferred payment of $13.0 million over the first year of our investment, beginning March 18, 2013 and ending March 17, 2014. From March 18, 2013 through December 31, 2013, we were entitled to approximately $10.3 million of the preferred payment and were entitled to the remaining amount of approximately $2.7 million during the three months ended March 31, 2014. During 2013, the Company recognized $5.7 million of the $10.3 million in equity in earnings. The remaining $4.6 million of the $10.3 million was not recognized in equity in earnings, as we are required to eliminate the portion of the preferred payment related to our ownership interest in the CB Portfolio. As discussed above, had we not been entitled to the preferred payment, our equity in losses in the CB Portfolio for 2013 would have been approximately ($9.5) million, which includes the Company’s share of the net loss of approximately ($9.2) million and ($0.3) million of amortization of the net difference in the Company’s carrying value of investment as compared to the underlying equity in net assets of the investee.

As of December 31, 2013, the CB Portfolio had paid the Company approximately $6.5 million of the preferred payment. We expect to receive the remaining $6.5 million prior to the end of the second quarter of 2014. See Note 5 to the accompanying consolidated financial statements.

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

Cash Flows

Net cash provided by operating activities decreased by approximately $15.1 million (from approximately $29.5 million in 2012 to approximately $14.4 million in 2013), or 51.2%, primarily due to an increase over the prior year of approximately $8.2 million in cost in excess of billings and an increase of approximately $10.1 million in other operating assets. The $8.2 million increase in cost in excess of billings resulted from delays in receiving amounts due from two of our joint ventures, HSRE VI and HSRE X, for construction and development services performed by us for the benefit of the joint venture. These delays were primarily a result of HSRE VI not receiving funding from the lenders of the construction loans on a timely basis; such past due construction draws have since been funded to HSRE VI and the Company has received the amounts due for a significant portion of the cost in excess of billings in 2014. Additionally, the increase of approximately $10.1 million in other operating assets primarily related to receivables for services performed by us related to our joint ventures, business interruption proceeds with respect to our Pullman property and other operational items. The Company expects to collect these receivables in accordance with the payment terms of the applicable underlying agreements.

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

PART IV.

Item  15. Exhibits and Financial Statement Schedules

Page
1. Financial Statements

Reports of Independent Registered Public Accounting Firm	75

Consolidated Balance Sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2013 and 2012	78

Consolidated Statements of Operations and Comprehensive Income (Loss) for Campus Crest Communities, Inc. for the years ended December 31, 2013, 2012, and 2011	79

Consolidated Statements of Changes in Equity for Campus Crest Communities, Inc. for the years ended December 31, 2013, 2012, and 2011	81

Consolidated Statements of Cash Flows for Campus Crest Communities, Inc. for the years ended December 31, 2013, 2012, and 2011	82

Notes to Consolidated Financial Statements	84

2. Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2013	111

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K/A:

Exhibit Number	Description of Document

2.1	Purchase and Sale Agreement, dated as of February 26, 2013, by and among CB-Campus Crest, LLC, CB-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2013).

2.2	First Amendment to Purchase and Sale Agreement, dated as of September 30, 2013, by and among CB-Campus Crest, LLC, CB-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 2, 2013).

2.3	Purchase and Sale Agreement, dated as of March 15, 2013, by and among Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC, Campus Crest Communities, Inc. and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 21, 2013).

3.1	Articles of Amendment and Restatement of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

3.2	Articles of Amendment to Articles of Amendment and Restatement of the Company, effective April 25, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013).

3.3	Articles Supplementary designating Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on February 9, 2012).

3.4	Articles Supplementary establishing additional shares of Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 9, 2013).

3.5	Bylaws of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

4.1	Form of Certificate for Common Stock of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

4.2	Form of Certificate for 8.00% Series A Cumulative Redeemable Preferred Stock of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 8-A filed on February 7, 2012).

4.3	Indenture, dated October 9, 2013, among Campus Crest Communities Operating Partnership, LP, as issuer, Campus Crest Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.75% Exchangeable Senior Notes due 2018 and the form of the related guarantee (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on October 9, 2013).

4.4	Registration Rights Agreement, dated October 9, 2013, among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 9, 2013).

10.1	Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 9, 2012).

10.2	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 9, 2013).

10.3	Campus Crest Communities, Inc. Amended and Restated Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010).*

10.4	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-8 (No. 333-169958) filed on October 15, 2010).*

10.5	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form S-8 (No. 333-169958) filed on October 15, 2010).*

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 21, 2010).*

10.7	Employment Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins (incorporated by reference to Exhibit 10.6 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.8	First Amendment to Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Ted W. Rollins (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

10.9	Amended and Restated Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Michael S. Hartnett (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

10.10	Employment Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.11	First Amendment to Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

10.12	Employment Agreement by and between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011).*

10.13	First Amendment to Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

10.14	Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Brian Sharpe (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013).*

10.15	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins (incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.16	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Michael S. Hartnett (incorporated by reference to Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.17	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.18	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011).*

10.19	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Brian Sharpe (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013).*

10.20	Tax Protection Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 21, 2010).

10.21	Registration Rights Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, MXT Capital, LLC and certain other parties thereto (incorporated by reference to Exhibit 10.17 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

10.22	Second Amended and Restated Credit Agreement, by and among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto, dated as of January 8, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 10, 2013).

10.23	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 22, 2013, among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 27, 2013).

10.24	Waiver of Required Lenders and Administrative Agent, dated as of April 8, 2013, by and among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.25	Waiver of Required Lenders and Administrative Agent, dated as of June 28, 2013, by and among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.26	Amended and Restated Operating Agreement of HSRE-Campus Crest I, LLC, dated as of October 19, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 21, 2010).

10.27	Operating Agreement of HRSE-Campus Crest IV, LLC, dated as of January 20, 2011 (incorporated by reference to Exhibit 10.68 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010).

10.28	Amended and Restated Operating Agreement of HRSE-Campus Crest V, LLC, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.55 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).

10.29	Contribution and Distribution Agreement by and among HSRE-Campus Crest IA, LLC, Campus Crest Ventures III, LLC, HSRE-Campus Crest I, LLC and Campus Crest Properties, LLC, dated as of December 29, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 5, 2012).

10.30	Form of Aircraft Lease (incorporated by reference to Exhibit 10.43 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (incorporated by reference to Exhibit 12.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013).

21.1	List of Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013).

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

April [•], 2014	CAMPUS CREST COMMUNITIES, INC.

	By:	/s/ Ted W. Rollins
Chairman of the Board and
Chief Executive Officer

Name	Title	Date

/s/ Ted W. Rollins	Chairman of the Board, Chief Executive Officer and Director	April [•], 2014
Ted W. Rollins	(Principal Executive Officer)

*	Executive Vice President and Chief Financial Officer	April [•], 2014
Donald L. Bobbitt, Jr.	(Principal Financial Officer and Principal Accounting Officer)

*	Director	April [•], 2014
Lauro Gonzalez-Moreno

*	Director	April [•], 2014
Michael S. Hartnett

*	Director	April [•], 2014
Richard S. Kahlbaugh

*	Director	April [•], 2014
Denis McGlynn

*	Director	April [•], 2014
Daniel L. Simmons

* By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Attorney-in-Fact

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

ASC 323 Investments – Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X requires summarized financial information of material investments accounted for under the equity method be provided of the investee’s financial position and results of operations including assets, liabilities and results of operations under the investee’s historical cost basis of accounting. Notwithstanding the extensive efforts of the Company and Copper Beech to compile the necessary financial information, we have determined that the information needed for the preparation of historical financial statements of the CB Portfolio to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, we have elected to present financial information on our investment in Copper Beech on the Company’s cost basis for our investment as of December 31, 2013 as we believe this information is reliable and relevant to the users of our financial statements. Further, although we acknowledge that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, we do not believe that the lack of the omitted disclosures, or the information of the financial position reflecting the cost basis of our investment provided results in a material omission or misstatement of the Company’s consolidated financial statements taken as a whole.

The following is a summary of the financial position reflecting the cost basis of our investment in Copper Beech in its entirety for the 30 properties in the CB Portfolio as of December 31, 2013 (in thousands):

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

The following is a summary of the operating results for our unconsolidated entity, Copper Beech, in its entirety, not only our interest in the entity.  The summary includes the results for 37 properties from March 18, 2013 through September 30, 2013, and the results for 30 properties from October 1, 2013 through December 31, 2013.  These results reflect the impact of the Company’s cost basis of our investment, which include adjustments related to purchase accounting.

Period from March 18, 2013
to December 31, 2013

Revenues	$67,545
Direct operating expenses	28,316
Revenues less direct operating expenses	39,229
Interest expense	11,852
Depreciation and amortization	56,106
Net loss based on the Company’s purchase price	$(28,729)

The following table is the calculation of the Company’s equity in losses in the CB Portfolio for the period from March 18, 2013 to December 31, 2013. As there are several components of the calculation, set forth below are notes corresponding to the notes included in the Company’s calculation below to further explain these components.

Net loss incurred by the CB Portfolio based on the Company’s purchase price(1)	$(28,729)
Campus Crest’s share of net loss	(9,215)
Campus Crest percentage of preferred payment(2)	5,663
Campus Crest losses from Copper Beech	(3,552)
Amortization of basis difference(3)	(264)
Total equity in losses in CB Portfolio	$(3,816)

(1)	The basis of the financial statements of the CB Portfolio used in the calculation of the Company’s equity in losses for the period from March 18, 2013 to December 31, 2013 was computed using the Company’s cost basis for its investment in the CB Portfolio’s underlying assets and liabilities for its properties at the dates the Company acquired its interests in the CB Portfolio. For the period from March 18, 2013 to September 30, 2013 this included 35 properties and included 28 properties for the period from October 1, 2013 to December 31, 2013. The calculation includes the effects of purchase price adjustments determined at the date the Company acquired its interests in the CB Portfolio.

We consummated the acquisition of a 48.0% interest in 35 properties of the CB Portfolio. As a result of lender consents that were required to be obtained from various lenders to the CB Portfolio prior to our ownership, we completed our acquisition of the 48.0% interest in stages, which resulted in a variation in our ownership percentage from 25.3% to 48.0% in all 35 of the CB Portfolio properties from March 18, 2013 to September 30, 2013. Effective October 1, 2013, the Company and the CB Portfolio sellers amended the purchase and sale agreement, subject to receipt of all required third party consents, to increase the Company’s ownership interest by 19.0% in 28 of the 35 properties (thereby increasing its ownership in the 28 properties to 67%) in exchange for the Company’s 48.0% interest in seven of the properties (thereby reducing our ownership in the seven properties to 0%) and deferring the Company’s acquisition of any interests in two of the properties, plus a $20.2 million cash payment. Accordingly, the Company recognized its proportionate share of earnings of the CB Portfolio for the specific percentage of ownership interest we held during the applicable period.

(2)	As part of the purchase and sale agreement, the Company was entitled to receive a $13.0 million preferred payment over a one year period beginning March 18, 2013 and ending on March 17, 2014. As such, for the period from March 18, 2013 to December 31, 2013 the Company recorded in income its proportionate share of this payment, which corresponds to the portion of the CB Portfolio held by the other owners of Copper Beech.

(3)	Included in the calculation of equity in losses in the CB Portfolio is the amortization of the net difference in the Company’s carrying value of investment as compared to the underlying equity in net assets of the investee.

As discussed in Note 5, we are entitled to a preferred payment of $13.0 million for the first year of our investment and 48.0% of the remaining operating cash flows in the CB Portfolio. During the period from March 18, 2013 to December 31, 2013, we were entitled to approximately $7.3 million (unaudited) of cash distributions of which we had received $7.1 million, approximately $6.5 million of preferred payment and approximately $0.6 million in other distributions, as of December 31, 2013. We expect to receive the remainder of the amount due during 2014. During the period from March 18, 2013 to December 31, 2013, the CB Portfolio had net cash provided by operating activities of approximately $16.4 million (unaudited), net cash used in investing activities of approximately $24.2 million (unaudited) and net cash provided by financing activities of approximately $9.1 million (unaudited).

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

