Form 10-Q/A
period 2014-03-31
Campus Crest Communities, Inc.
filed 2014-06-23
CIK 1490983

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) of Campus Crest Communities, Inc. (the “Company”) is being filed to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2014 (the “Original Filing”) in order to disclose additional information regarding the Company’s investment in the Copper Beech Portfolio (the “CB Portfolio”). The additional disclosure relating to the Company’s investment in the CB Portfolio is included in “Part 1, Item 1. Financial Statements,” and “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our current principal executive officer and principal financial officer, filed as exhibits hereto under Part II, Item 6 hereof.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the combined financial position of our unconsolidated entities with HSRE and CSH Montreal in their entirety, not only our interest in the entities, including provisional fair value balances that are subject to our allocation analyses and appraisals, for the periods presented (amounts in thousands):

	March 31,	December 31,
	2014	2013
Assets
Student housing properties, net	$321,644	$289,797
Development in process	120,444	81,994
Other assets	18,249	15,341
Total assets	$460,337	$387,132

Liabilities and Equity
Mortgage and construction loans	$210,325	$165,445
Other liabilities	58,800	58,948
Owners' equity	191,212	162,739
Total liabilities and owners' equity	$460,337	$387,132

Company's share of historical owners' equity	$67,446	$41,390
Preferred investment(1)	21,799	16,468
Net difference in carrying value of investment versus net book value of underlying net assets(2)	4,046	5,388
Carrying value of investment in unconsolidated entities	$93,291	$63,246

(1)	As of March 31, 2014, we had Class B membership interests in The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of approximately $2.7 million, $2.7 million and $1.9 million, respectively, entitling us to a 9.0% return on our investment upon the respective property being operational. We also had a CAD 16.0 million ($14.4 million) Class A interest in CSH Holdings entitling us to a commitment fee of 1.0% of the Class A interest each quarter and 10.0% annual return on our investment. As of December 31, 2013, we had Class B membership interests in The Grove at San Angelo, Texas, The Grove at Conway, Arkansas, The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of approximately $2.8 million, $6.4 million, $2.7 million, $2.7 million and $1.9 million, respectively, entitling us to a 9.0% return on our investment upon the respective property being operational.

(2)	This amount represents the aggregate excess of our carrying amount above our underlying equity in the net assets of our investments, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entity and the elimination of service related revenue to the extent of our percentage ownership.

ASC 323 Investments – Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X requires summarized financial information of material investments accounted for under the equity method be provided of the investee’s financial position and results of operations including assets, liabilities and results of operations under the investee’s historical cost basis of accounting. Notwithstanding the extensive efforts of the Company and Copper Beech to compile the necessary financial information, we have determined that the information needed for the preparation of historical financial statements of the CB Portfolio to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, we have elected to present financial information on our investment in Copper Beech on the Company’s cost basis for our investment as of March 31, 2014 as we believe this information is reliable and relevant to the users of our financial statements. Further, although we acknowledge that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, we do not believe that the lack of the omitted disclosures, or the information of the financial position reflecting the cost basis of our investment provided results in a material omission or misstatement of the Company’s condensed consolidated financial statements taken as a whole.

The following is a summary of the financial position reflecting the cost basis of our investments in the Copper Beech in its entirety for the 30 properties in the CB Portfolio in which the company had an ownership interest as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31,	December 31,
	2014	2013
Assets
Student housing properties, net	$742,530	$748,280
Intangible assets	23,340	37,100
Other assets	4,948	5,201
Total assets	$770,818	$790,581

Liabilities and Equity
Mortgage and construction loans	$417,096	$421,239
Other liabilities	6,896	13,112
Owners' equity	346,826	356,230
Total liabilities and owners' equity	$770,818	$790,581

Company's share of historical owners' equity	$247,688	$244,964
Net difference in carrying value of investment versus net book value of underlying net assets(1)	18,322	16,628
Carrying value of investment in Copper Beech	$266,010	$261,592

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the capitalization of transaction costs incurred to acquire the Company's interest in the entity.

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

The following is a summary of the operating results for our unconsolidated Copper Beech entities in their entirety, not only our interest in the entities. The summary includes the results for 37 properties from March 18, 2013 (the date of the transaction) through March 31, 2013, and the results for 30 properties from January 1, 2014 through March 31, 2014 (in thousands):

	Three Months	Period from
	Ended	March 18, 2013 to
	March 31, 2014	March 31, 2013
Revenues	$19,265	$3,591
Direct operating expenses	7,300	1,310
Revenues less direct operating expenses	11,965	2,281
Interest expense	2,940	799
Depreciation and amortization	9,777	1,723
Other expenses	339	48
Net loss based on the Company’s purchase price	$(1,091)	$(289)

During the first quarter of 2014, the CB Portfolio had net cash provided by operating activities of approximately $X.X million, net cash used in investing activities of approximately $X.X million and net cash provided by financing activities of approximately $X.X million.

The following table is the calculation of the Company’s equity in losses in the CB Portfolio for the first quarter of 2014. As there are several components of the calculation, set forth below are notes corresponding to the notes included in the Company’s calculation below to further explain these components.

Net loss incurred by the CB Portfolio based on the Company’s purchase price(1)	$(1,091)
Campus Crest’s share of net loss	(731)
Campus Crest percentage of preferred payment(2)	911
Campus Crest earnings from Copper Beech	180
Amortization of basis difference(3)	(113)
Total equity in earnings in CB Portfolio	$67

(1)	The basis of the financial statements of the CB Portfolio used in the calculation of the Company’s equity in earnings for the first quarter of 2014 was computed using the Company’s cost basis for its investment in the CB Portfolio’s underlying assets and liabilities for its properties at the dates the Company acquired its interests in the CB Portfolio. For the first quarter of 2014 this included 28 properties. The calculation includes the effects of purchase price adjustments determined at the date the Company acquired its interests in the CB Portfolio.

We consummated the acquisition of a 48.0% interest in 35 properties of the CB Portfolio. As a result of lender consents that were required to be obtained from various lenders to the CB Portfolio prior to our ownership, we completed our acquisition of the 48.0% interest in stages, which resulted in a variation in our ownership percentage from 25.3% to 48.0% in all 35 of the CB Portfolio properties from March 18, 2013 to September 30, 2013. Effective October 1, 2013, the Company and the CB Portfolio sellers amended the purchase and sale agreement, subject to receipt of all required third party consents, to increase the Company’s ownership interest by 19.0% in 28 of the 35 properties (thereby increasing its ownership in the 28 properties to 67%) in exchange for the Company’s 48.0% interest in seven of the properties (thereby reducing our ownership in the seven properties to 0%) and deferring the Company’s acquisition of any interests in two of the properties, plus a $20.2 million cash payment. Accordingly, the Company recognized its proportionate share of earnings of the CB Portfolio for the specific percentage of ownership interest we held during the applicable period, which was a 67.0% effective interest in the 28 properties during the first quarter of 2014.

(2)	As part of the purchase and sale agreement, the Company was entitled to receive a $13.0 million preferred payment over a one year period beginning March 18, 2013 and ending on March 17, 2014. As such, for the period from January 1, 2014 to March 17, 2014, the Company recorded in income its proportionate share of this payment, which corresponds to the portion of the CB Portfolio held by the other owners of Copper Beech.

(3)	Included in the calculation of equity in losses in the CB Portfolio is the amortization of the net difference in the Company’s carrying value of investment as compared to the underlying equity in net assets of the investee.

We are entitled to a preferred payment of $13.0 million for the first year of our investment and our proportionate share of the remaining operating cash flows in the CB Portfolio. During the period from March 18, 2013 to March 31, 2014, we were entitled to $13.0 million of cash distributions of which we had received $11.4 million, approximately $10.8 million of preferred payment and approximately $0.6 million in other distributions, as of March 31, 2014. We expect to receive the remainder of the amount due during 2014. During the first quarter of 2014, the CB Portfolio had net cash provided by operating activities of approximately $X.X million (unaudited), net cash used in investing activities of approximately $X.X million (unaudited) and net cash provided by financing activities of approximately $X.X million (unaudited).

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

CB Portfolio

We hold ownership interests in a joint venture with the former members (the “CB Investors”) of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (“CBTC PA”) that owns a portfolio of 28 student housing properties, one undeveloped land parcel in Charlotte, North Carolina, and a corporate office building in State College, Pennsylvania, (the "Initial Copper Beech Properties"), as well as a fully integrated platform and brand with management, development and construction teams. We also have the option to acquire seven additional student housing properties (the "Deferred Copper Beech Properties", and together with the Initial Copper Beech Properties, the "CB Portfolio" or "Copper Beech"). Both we and the CB Investors hold joint approval rights for major decisions, including those regarding property acquisitions and dispositions as well as property operations. As such, we hold a noncontrolling interest in the CB Portfolio and accordingly apply the equity method of accounting. As of March 31, 2014, we held a 67.0% effective interest in the CB Portfolio which entitled us to 67.0% of the remaining operating cash flows. Operating cash flows, as defined in the operating agreements governing the properties comprising the CB Portfolio, is all cash revenues received reduced by cash expenditures for operating expenses, principal and interest payments on loans and other borrowed money, capital expenditures and reserves for working capital purposes.

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

Our option, but not obligation, to acquire additional interests in the CB Portfolio is as follows:

•	Beginning March 18, 2014 through August 18, 2014, we have the option to acquire an additional 18.0% interest in the Initial Copper Beech Properties, increasing our aggregate interest in such properties to 85.0%, which will entitle us to 100% of the operating cash flows of the Initial Copper Beech Properties. The aggregate purchase price for the exercise of this purchase option is approximately $93.5 million plus debt repayment of approximately $21.0 million.

•	We have the option, exercisable from March 18, 2014 through August 18, 2014, to acquire an 18.0% interest in each of the Deferred Copper Beech Properties, which will entitle us to 33.0% of the operating cash flows of such Deferred Copper Beech Properties. The purchase price for the exercise of this option is approximately $16.9 million. In order to exercise this option, we must also exercise the option to acquire an additional 18.0% interest in the Initial Copper Beech Properties, which is described below.

•	Through May 2015, we have the option to acquire an additional 3.9% interest in the Initial Copper Beech Properties and an additional 70.9% interest in the Deferred Copper Beech Properties, increasing our aggregate interest in all 37 properties in the Copper Beech Portfolio to 88.9%, which will entitle us to 100% of the operating cash flows of the Initial Copper Beech Properties and the Deferred Copper Beech Properties. The aggregate purchase price for the exercise of this purchase option is approximately $100.7 million plus debt repayment of approximately$19.0 million.

•	Through May 2016, we have the option to acquire an additional 11.1% interest in the Copper Beech Portfolio, increasing our aggregate interest to 100%. The aggregate purchase price for the exercise of this purchase option is approximately $53.4 million.

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

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities, which represents our share of the net income from entities in which we have a noncontrolling interest did not change materially from the three months ended March 31, 2013 to the three months ended March 31, 2014 as our increase in financing fees attributable to CSH Montreal of $0.3 million were offset by a $0.2 million decrease in equity in earnings from the CB Portfolio as compared to the first quarter of 2013 resulting from additional amortization related to purchase price intangibles.

Our $0.1 million equity in earnings from the CB Portfolio includes our share of the CB Portfolio’s loss of approximately ($0.7) million and approximately ($0.1) million of amortization of the net difference in the Company’s carrying value of our investment as compared to the underlying equity in net assets of the investee, offset by our share of the preferred payment of approximately $0.9 million.  Had we not been entitled to the preferred payment of approximately $0.9 million, our equity in earnings in the CB Portfolio from the period for the first quarter of 2014 would have resulted in equity in losses of approximately ($0.8) million.

During the first quarter of 2014, the net loss of the CB Portfolio reflecting the impact of the Company’s cost basis of its investment in Copper Beech, including adjustments related to purchase accounting, was approximately ($1.1) million. Our share of this net loss was approximately ($0.7) million. Our investment in the CB Portfolio entitles us to a preferred payment of $13.0 million over the first year of our investment, beginning March 18, 2013 and ending March 17, 2014. During the period from January 1, 2014 through March 17, 2014, we were entitled to approximately $2.8 million of the preferred payment, of which, the Company recognized $0.9 million of the $2.8 million in equity in earnings. The remaining $1.9 million of the $2.8 million was not recognized in equity in earnings, as we are required to eliminate the portion of the preferred payment related to our ownership interest in the CB Portfolio. As discussed above, had we not been entitled to the preferred payment, our equity in earnings in the CB Portfolio during the first quarter of 2014 would have been a loss of approximately ($0.8) million, which includes the Company’s share of the net loss of approximately ($0.7) million and ($0.1) million of amortization of the net difference in the Company’s carrying value of investment as compared to the underlying equity in net assets of the investee.

As of March 31, 2014, the CB Portfolio had paid the Company approximately $10.8 million of the preferred payment. See Note 4 to the accompanying condensed consolidated financial statements.

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

