Form 10-K/A
period 2013-12-31
Campus Crest Communities, Inc.
filed 2014-06-24
CIK 1490983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

___________________

FORM 10-K/A

(Amendment No. 2)

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

___________________

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”) of Campus Crest Communities, Inc. (the “Company”) is being filed to amend certain clerical omissions from and typographical errors in Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Original Filing, which was filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2014. This Amendment No. 2 is being filed solely to include corrected dates on the signature page to Amendment No. 1 and to correct the signatures of directors signing Amendment No. 1. As filed, the signature page to Amendment No. 1 inadvertently included the conformed signature of Mr. Michael S. Hartnett, one of the former members of the Company’s board of directors. However, Mr. Michael S. Hartnett did not sign Amendment No. 1. The Company is filing this Amendment No. 2 solely for the purpose of filing a corrected signature page.  In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 contains new certifications by our current principal executive officer and principal financial officer, filed as exhibits hereto under Part IV, Item 15 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 24, 2014	CAMPUS CREST COMMUNITIES, INC.

	By:	/s/ Ted W. Rollins
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ted W. Rollins	Chairman of the Board, Chief Executive Officer and Director	June 24, 2014
Ted W. Rollins	(Principal Executive Officer)

/s/ Donald L. Bobbitt, Jr.	Executive Vice President and Chief Financial Officer	June 24, 2014
Donald L. Bobbitt, Jr.	(Principal Financial Officer and Principal Accounting Officer)

*	Director	June 24, 2014
Lauro Gonzalez-Moreno

*	Director	June 24, 2014
Richard S. Kahlbaugh

*	Director	June 24, 2014
Denis McGlynn

*	Director	June 24, 2014
Daniel L. Simmons

* By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Attorney in-Fact

Exhibit Number	Description of Document

2.1	Purchase and Sale Agreement, dated as of February 26, 2013, by and among CB-Campus Crest, LLC, CB-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2013).

2.2	First Amendment to Purchase and Sale Agreement, dated as of September 30, 2013, by and among CB-Campus Crest, LLC, CB-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 2, 2013).

2.3	Purchase and Sale Agreement, dated as of March 15, 2013, by and among Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC, Campus Crest Communities, Inc. and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 21, 2013).

3.1	Articles of Amendment and Restatement of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

3.2	Articles of Amendment to Articles of Amendment and Restatement of the Company, effective April 25, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013).

3.3	Articles Supplementary designating Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on February 9, 2012).

3.4	Articles Supplementary establishing additional shares of Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 9, 2013).

3.5	Bylaws of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

4.1	Form of Certificate for Common Stock of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

4.2	Form of Certificate for 8.00% Series A Cumulative Redeemable Preferred Stock of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form 8-A filed on February 7, 2012).

4.3	Indenture, dated October 9, 2013, among Campus Crest Communities Operating Partnership, LP, as issuer, Campus Crest Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.75% Exchangeable Senior Notes due 2018 and the form of the related guarantee (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on October 9, 2013).

4.4	Registration Rights Agreement, dated October 9, 2013, among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 9, 2013).

10.1	Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 9, 2012).

10.2	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 9, 2013).

10.3	Campus Crest Communities, Inc. Amended and Restated Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010).*

10.4	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-8 (No. 333-169958) filed on October 15, 2010).*

10.5	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form S-8 (No. 333-169958) filed on October 15, 2010).*

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 21, 2010).*

10.7	Employment Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins (incorporated by reference to Exhibit 10.6 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.8	First Amendment to Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Ted W. Rollins (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

10.9	Amended and Restated Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Michael S. Hartnett (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

10.10	Employment Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.11	First Amendment to Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

10.12	Employment Agreement by and between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011).*

10.13	First Amendment to Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on August 8, 2013).*

10.14	Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Brian Sharpe (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013).*

10.15	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Ted W. Rollins (incorporated by reference to Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.16	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Michael S. Hartnett (incorporated by reference to Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.17	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*

10.18	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011).*

10.19	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Brian Sharpe (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013).*

10.20	Tax Protection Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 21, 2010).

10.21	Registration Rights Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, MXT Capital, LLC and certain other parties thereto (incorporated by reference to Exhibit 10.17 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

10.22	Second Amended and Restated Credit Agreement, by and among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto, dated as of January 8, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 10, 2013).

10.23	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 22, 2013, among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 27, 2013).

10.24	Waiver of Required Lenders and Administrative Agent, dated as of April 8, 2013, by and among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.25	Waiver of Required Lenders and Administrative Agent, dated as of June 28, 2013, by and among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.26	Amended and Restated Operating Agreement of HSRE-Campus Crest I, LLC, dated as of October 19, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 21, 2010).

10.27	Operating Agreement of HRSE-Campus Crest IV, LLC, dated as of January 20, 2011 (incorporated by reference to Exhibit 10.68 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010).

10.28	Amended and Restated Operating Agreement of HRSE-Campus Crest V, LLC, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.55 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).

10.29	Contribution and Distribution Agreement by and among HSRE-Campus Crest IA, LLC, Campus Crest Ventures III, LLC, HSRE-Campus Crest I, LLC and Campus Crest Properties, LLC, dated as of December 29, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 5, 2012).

10.30	Form of Aircraft Lease (incorporated by reference to Exhibit 10.43 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (incorporated by reference to Exhibit 12.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013).

21.1	List of Subsidiaries of the registrant. (incorporated by reference to Exhibit 21.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013).

23.1	Consent of KPMG LLP.**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

100.1

The following materials from Campus Crest Communities, Inc.’ Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets of Campus Crest Communities, Inc., (ii) the Consolidated Statements of Operations of Campus Crest Communities, Inc., (iii) the Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) of Campus Crest Communities, Inc., (iv) the Consolidated Statements of Cash Flows of Campus Crest Communities, Inc., and (v) related notes to the Consolidated Financial Statements of Campus Crest Communities, Inc., tagged as blocks of text.**

*	Represents management contract or compensatory plan or agreement
**	Included as an exhibit to the registrant’s Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on June 23, 2014
***	Filed herewith
****	Furnished herewith