Form 10-Q
period 2014-06-30
Campus Crest Communities, Inc.
filed 2014-08-11
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☒No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2014
Common Stock, $0.01 par value per share	64,833,718 shares

CAMPUS CREST COMMUNITIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS

Investment in real estate, net:
Student housing properties	$743,882	$716,285
Accumulated depreciation	(114,607)	(102,356)
Development in process	163,433	91,184
Investment in real estate, net	792,708	705,113
Investment in unconsolidated entities	370,538	324,838
Cash and cash equivalents	17,601	32,054
Restricted cash	5,652	32,636
Student receivables, net of allowance for doubtful accounts of $1,362 and $539, respectively	2,828	2,825
Cost and earnings in excess of construction billings	23,861	42,803
Other assets, net	59,448	42,410
Total assets	$1,272,636	$1,182,679

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans	$241,134	$205,531
Line of credit and other debt	285,030	207,952
Accounts payable and accrued expenses	62,569	62,448
Construction billings in excess of cost and earnings	368	600
Other liabilities	13,625	11,167
Total liabilities	602,726	487,698
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized: 8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 6,100,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	61	61
Common stock, $0.01 par value, 500,000,000 shares authorized, 64,747,468 and 64,502,430 shares issued and outstanding on June 30, 2014 and December 31, 2013, respectively	647	645
Additional common and preferred paid-in capital	775,523	773,896
Accumulated deficit and distributions	(110,921)	(84,143)
Accumulated other comprehensive income (loss)	152	(71)
Total Campus Crest Communities, Inc. stockholders' equity	665,462	690,388
Noncontrolling interests	4,448	4,593
Total equity	669,910	694,981
Total liabilities and equity	$1,272,636	$1,182,679

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues:
Student housing rental	$23,637	$21,205	$47,272	$41,953
Student housing services	1,026	953	1,999	1,777
Development, construction and management services	10,622	14,368	18,058	25,795
Total revenues	35,285	36,526	67,329	69,525
Operating expenses:
Student housing operations	10,747	9,822	21,360	19,512
Development, construction and management services	8,920	13,657	15,315	24,315
General and administrative	3,649	2,908	7,155	5,559
Transaction costs	1,460	203	2,045	588
Ground leases	120	54	237	108
Depreciation and amortization	7,254	5,894	14,233	11,572
Total operating expenses	32,150	32,538	60,345	61,654
Equity in earnings (losses) of unconsolidated entities	(891)	1,896	(572)	2,306
Operating income	2,244	5,884	6,412	10,177

Nonoperating income (expense):
Interest expense	(2,950)	(2,789)	(6,326)	(5,673)
Other income	104	689	170	725
Total nonoperating expense, net	(2,846)	(2,100)	(6,156)	(4,948)
Net income (loss) before income tax benefit (expense)	(602)	3,784	256	5,229
Income tax benefit (expense)	210	(106)	400	346
Income (loss) from continuing operations	(392)	3,678	656	5,575
Income from discontinued operations	-	262	-	532
Net income (loss)	(392)	3,940	656	6,107
Dividends on preferred stock	3,050	1,150	6,100	2,300
Net income (loss) attributable to noncontrolling interests	12	19	(3)	30
Net income (loss) attributable to common stockholders	$(3,454)	$2,771	$(5,441)	$3,777

Per share data - basic and diluted
Income (loss) from continuing operations attributable to common stockholders	$(0.05)	$0.04	$(0.08)	$0.06
Income from discontinued operations attributable to common shareholders	-	-	-	0.01
Net income (loss) per share attributable to common stockholders	$(0.05)	$0.04	$(0.08)	$0.07

Weighted-average common shares outstanding:
Basic	64,681	64,512	64,588	55,382
Diluted	65,115	64,948	65,022	55,818

Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$(392)	$3,940	$656	$6,107
Foreign currency translation	1,216	-	224	-
Change in fair value of interest rate derivatives	-	-	-	59
Comprehensive income	824	3,940	880	6,166
Dividends on preferred stock	3,050	1,150	6,100	2,300
Net income (loss) attributable to noncontrolling interests	12	19	(3)	30
Foreign currency translation and change in fair value of interest rate derivatives attributable to noncontrolling interest	9	-	1	1
Comprehensive income (loss) attributable to common stockholders	$(2,247)	$2,771	$(5,218)	$3,835

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Campus Crest Communities, Inc. Stockholders' Equity
	Series A		Additional		Accumulated
	Cumulative		Common and	Accumulated	Other
	Redeemable	Common	Preferred Paid-	Deficit and	Comprehensive	Total Stockholders'	Noncontrolling	Total
	Preferred Stock	Stock	in Capital	Distributions	Income (Loss)	Equity	Interests	Equity

Balance at December 31, 2013	$61	$645	$773,896	$(84,143)	$(71)	$690,388	$4,593	$694,981
Issuance of restricted stock	-	2	(2)	-	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	1,629	-	-	1,629	-	1,629
Dividends on preferred stock	-	-	-	(6,100)	-	(6,100)		(6,100)
Dividends on common stock	-	-	-	(21,337)	-	(21,337)	-	(21,337)
Dividends to noncontrolling interests	-	-	-	-	-	-	(143)	(143)
Foreign currency translation	-	-	-	-	223	223	1	224
Net income	-	-	-	659	-	659	(3)	656
Balance at June 30, 2014	$61	$647	$775,523	$(110,921)	$152	$665,462	$4,448	$669,910

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013

Operating activities:
Net income	$656	$6,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,233	11,573
Depreciation included in discontinued operations	-	1,525
Amortization of deferred financing costs and debt discount	1,364	716
Provision for bad debts	844	813
Proceeds received for business interruption insurance	1,325	-
Equity in earnings of unconsolidated entities	572	(2,306)
Distributions of accumulated earnings from unconsolidated entities	390	104
Share-based compensation expense	800	1,452
Changes in operating assets and liabilities:
Restricted cash	(732)	(182)
Student receivables	(1,010)	(867)
Construction billings	18,710	(4,094)
Accounts payable and accrued expenses	(1,175)	6,159
Other	(12,559)	(4,083)
Net cash provided by operating activities	23,418	16,917
Investing activities:
Investments in development in process	(77,996)	(60,297)
Investments in student housing properties	(3,309)	(3,440)
Acquisition of student housing properties	(7,661)	(13,801)
Acquisition of previously unconsolidated entity, net of cash acquired	-	-
Investments in unconsolidated entities	(46,791)	(170,600)
Insurance proceeds received for damaged assets	590	-
Issuance of notes receivable	-	(36,245)
Capital distributions from unconsolidated entities	6,926	3,922
Purchase of corporate fixed assets	(3,350)	(9,931)
Change in restricted cash	27,716	(124,435)
Net cash used in investing activities	(103,875)	(414,827)
Financing activities:
Proceeds from mortgage and construction loans	19,921	19,984
Repayments of mortgage and construction loans	(1,140)	(13,213)
Proceeds from line of credit and other debt	91,500	131,876
Repayments of line of credit and other debt	(15,300)	(17,881)
Debt issuance costs	(580)	(873)
Dividends paid to preferred stockholders	(6,100)	(2,300)
Dividends paid to common stockholders	(21,337)	(16,795)
Dividends to noncontrolling interests	(143)	(144)
Proceeds from sale of common stock	-	312,736
Payment of offering costs	(817)	(13,035)
Net cash provided by financing activities	66,004	400,355
Net change in cash and cash equivalents	(14,453)	2,445
Cash and cash equivalents at beginning of period	32,054	5,970
Cash and cash equivalents at end of period	$17,601	$8,415

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$6,309	$4,051
Cash paid for income taxes	601	145

Non-cash investing and financing activities:
Common and preferred stock dividends declared but not paid	$13,297	$11,680
Change in payables related to dividends to common and preferred stockholders
and noncontrolling interest	(151)	4,482
Insurance proceeds receivable related to damaged assets	485	-
Payables at period-end related to capital expenditures	16,668	12,722
Change in payables related to capital expenditures	802	1,194
Equipment acquired under capital lease obligations	561	-
Share-based compensation capitalized to development in process	829	580
Land contributed to investment in unconsolidated entities	8,487	-
The Company acquired the remaining ownership in HSRE IV for approximately $7.7 million
In conjunction with the acquisition liabilities were assumed as follows:
Fair value of assets acquired	$26,854
Cash paid for 80% interest	(7,661)
Fair value of Company's 20% interest owned prior to the acquisition	(1,915)
Liabilities assumed	17,278

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

 As of June 30, 2014, we had ownership interests in 41 operating student housing Grove properties containing approximately 8,158 apartment units and 22,321 beds. Thirty-two of our Grove properties are wholly-owned and nine of our Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE") or with HSRE and Brandywine Realty Trust ("Brandywine"). As of June 30, 2014, we also owned interests in 28 operating student housing Copper Beech properties containing approximately 5,047 units and 13,177 beds, and one wholly owned re-development property containing approximately 382 units and 629 beds. Our portfolio consists of the following:

	Properties in	Properties Under
	Operation	Construction (1)
Wholly owned Grove properties	32	4
Joint Venture Grove properties	9	2
Total Grove Properties	41	6
Joint Venture evo properties	-	3
CB Portfolio	28	1
Total Portfolio(2)	69	10

(1)	For delivery in the 2014-2015 academic year, consolidated entities under construction include The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Gainesville, Florida, and The Grove at Mt. Pleasant, Michigan. For delivery in the 2014-2015 academic year, joint venture properties under construction include evo at Cira Centre South, Pennsylvania, The Grove at Louisville, Kentucky, The Grove at Greensboro, North Carolina, evo à Square Victoria, Montreal, and evo à Sherbrooke, Montreal. We also have an interest in a Copper Beech property under construction, Copper Beech at Ames, Iowa.

(2)	The re-development of our 100% owned property in Toledo, Ohio, which was acquired in March 2013, is excluded. We expect to announce more details on the redevelopment during the second half of 2014.

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

 The unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission. The results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or the full year. Certain prior period amounts have been reclassified to conform to the current period presentation primarily related to discontinued operations associated with asset dispositions.

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of our student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $2.4 million and $4.3 million was capitalized during the three and six months ended June 30, 2014, respectively, and approximately $0.9 million and $1.5 million was capitalized during the three and six months ended June 30, 2013, respectively.

We capitalize costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts we capitalize all direct costs and indirect costs that have been incurred as a result of the development. These costs include interest, related loan fees and property taxes as well as other direct and indirect costs. We capitalize interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are capitalized. Indirect costs not clearly related to acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred. Capitalized indirect costs associated with our development activities were $3.6 million and $6.9 million for the three and six months ended June 30, 2014, respectively, and $2.3 million and $4.4 million for the three and six months ended June 30, 2013, respectively. All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

Pre-development costs are capitalized when they are directly identifiable with the specific property and would be capitalized if the property were already acquired and acquisition of the property or an option to acquire the property is probable. Capitalized pre-development costs are expensed when management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or if we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and expenses any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within development, construction, and management services in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2014 and December 31, 2013, we had deferred approximately $11.8 million and $10.5 million, respectively, in pre-development costs related to development projects for which construction has not commenced. In addition to the pre-development costs, at June 30, 2014 we owned eight land parcels that could be used for the development of seven properties (within either our wholly-owned portfolio or as contributions to joint venture projects) with an aggregate bed count ranging from approximately 3,000 to 3,500. The costs associated with these land parcels are included in development in process on the accompanying condensed consolidated balance sheets.

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

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance and funding capital improvements. In certain instances, restricted cash consists of funds, required by a counter-party to our derivative contracts, to serve as collateral for future settlements of those derivative contracts. At December 31, 2013, we held approximately $28.2 million with a qualified intermediary to facilitate a tax deferred Section 1031 like-kind exchange in conjunction with the disposition of four properties in 2013 and at June 30, 2014, we no longer had funds held in escrow for these dispositions. Our funds in escrow are typically held in interest bearing accounts covered under FDIC insurance subject to applicable limits.

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

Real Estate Ventures

We hold interests in our properties, both under development and in operation, through interests in both consolidated and unconsolidated real estate ventures. We assess our investments in real estate ventures to determine if a venture is a variable interest entity (“VIE”). Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor that has disproportionately few voting rights. We consolidate entities that are VIEs and for which we are determined to be the primary beneficiary. In instances where we are not the primary beneficiary, we do not consolidate the entity for financial reporting purposes. The primary beneficiary is the entity that has both (1) the power to direct the activities that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities that are not defined as VIEs are consolidated where we are the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Currency

Transactions denominated in foreign currencies are recorded in local currency at actual exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet dates are reported at the rates of exchange prevailing at those dates. Any gains or losses arising on monetary assets and liabilities from a change in exchange rates subsequent to the date of the transaction have been included in costs and expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2014, we had foreign currency exposure to the Canadian dollar. The aggregate transaction gains and losses included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 were not significant.

The financial statements of certain equity method investees and certain foreign subsidiaries are translated from their respective functional currencies into U.S. dollars using current and historical exchange rates. Translation adjustments resulting from this process are reported separately and accumulated as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit) in the accompanying condensed consolidated balance sheets. Upon sale or liquidation of our investments, the translation adjustment would be reported as part of the gain or loss on sale or liquidation. During the three and six months ended June 30, 2014, we recognized a foreign currency translation gain of approximately $1.2 million and $0.2 million, respectively, related to our investment in CSH Montreal LP in the accompanying condensed consolidated statements of comprehensive income (loss).

Insurance Recoveries

Insurance recoveries are amounts due or received under our applicable insurance policies for asset damage and business interruption relating to the previously disclosed fire at The Grove at Pullman, Washington. Business interruption recovery is recorded when realized and included as a reduction within student housing operations expenses within the condensed consolidated statements of operations. For the three and six months ended June 30, 2014, we recognized approximately $0.5 million and $1.1 million, respectively, of business interruption recovery.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company implemented the provisions of the ASU as of January 1, 2014, however, as of June 30, 2014 there have been no dispositions. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective; however our accounting for student housing revenue will not be impacted. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

3. Student Housing Properties

The following is a summary of our student housing properties, net for the periods presented (in thousands):

	June 30,	December 31,
	2014	2013

Land	$63,196	$58,439
Buildings and improvements	615,948	597,141
Furniture, fixtures and equipment	64,738	60,705
	743,882	716,285

Less: accumulated depreciation	(114,607)	(102,356)
	$629,275	$613,929

In January 2014, we acquired the outstanding 80% interest in The Grove at Denton, Texas, from HSRE resulting in an increase to our student housing properties (see Note 5).

4. Income Taxes

We believe we are operating so as to qualify as a REIT under the Internal Revenue Code. Therefore we are not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders each year. As a result, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income and to federal income and excise taxes on our undistributed income.

Our TRSs are subject to federal, state, and local income taxes. As such, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Significant components of the deferred tax assets and liabilities of the TRSs are as follows (in thousands):

Deferred tax assets:	June 30, 2014	December 31, 2013
Solar investment tax credit and NOL (net of valuation allowance of $1,718 and $484)	$207	$1,441
Federal Net Operating Loss (net of valuation allowance of $372)	1,722	-
Other	13	101
Total deferred tax assets	1,942	1,542
Deferred tax liabilities:
Deferred revenue	(260)	(260)
Depreciation and amortization	(355)	(355)
Total deferred tax liabilities	(615)	(615)
Net deferred tax assets	$1,327	$927

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant components of our income tax provision are as follows (in thousands):

	Three Months Ended		Six Months Ended
Current:	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Federal	$-	$209	$-	$-
State	161	147	-	148
Current expense	161	356	-	148
Deferred:
Federal	274	(198)	(139)	(442)
State	(645)	(52)	(261)	(52)
Deferred benefit	(371)	(250)	(400)	(494)
Income tax expense (benefit)	$(210)	$106	$(400)	$(346)

We believe it is more likely than not that we will realize the value of our deferred tax assets, net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We had no unrecognized tax benefits as of June 30, 2014 and December 31, 2013.

5. Business Acquisitions

Denton, Texas Acquisition

In January 2014, we acquired from HSRE its 80% ownership interest in HSRE IV, in which we previously held a 20% interest and which owns The Grove at Denton, Texas, for approximately $7.7 million as we believe this property to be aligned with our investment strategy. Prior to the acquisition of this interest, we accounted for our ownership interest in the property under the equity method. In connection with evaluating our investment in HSRE IV for impairment as of December 31, 2013, we recognized a loss of approximately $0.3 million for the other than temporary decline in value of our previously held equity interest in the property. The acquisition date fair value of the Company’s equity interest in HSRE IV immediately before the acquisition of the remaining interest in HSRE IV was $1.9 million based on the purchase price of the transaction. Subsequent to our acquisition of this interest, we consolidated the balance sheet and results of operations of The Grove at Denton, Texas. Since the acquisition date, the acquired property has contributed a total of $1.7 million in revenue and ($0.9) million in losses for the six months ended June 30, 2014.

The following table is an allocation of the purchase price (in thousands):

Land	$4,770
Buildings and improvements	18,276
Furniture, fixtures and equipment	2,284
In-place leases	1,524
Other	(377)
Fair value of debt at acquisition	(16,901)
9,576
Less estimated fair value of interest owned prior to acquisition	(1,915)
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

In January 2014, CSH Montreal LP (“CSH Montreal”), our joint venture with Beaumont, acquired ownership of HIM Holdings LP (“HIM Holdings”), an entity formed to facilitate the acquisition of the Holiday Inn Midtown in Montréal, Québec for approximately CAD 65 million ($58.6 million). CSH Montreal intends to convert the property into an upscale evo student housing tower near McGill University. In connection with the acquisition of the Holiday Inn property, we increased our ownership interest from 20.0% to 47.0% in CSH Montreal, the joint venture that holds the evo à Sherbrooke (Holiday Inn Midtown) and the previously announced evo à Square Victoria. In January 2014, with the acquisition of the Holiday Inn Midtown property, we provided CAD 16.0 million ($15.0 million) of preferred bridge equity financing to CSH Montreal. If our preferred equity is not repaid in full on or prior to September 2, 2014, it will effectively convert to a common interest in CSH Montreal, which would result in us holding a 60.54% interest in CSH Montreal (while Beaumont and its partners would own the remaining 39.46% interest in CSH Montreal).

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In conjunction with the Holiday Inn Midtown acquisition, CSH Montreal entered into a CAD 112.0 million ($100.9 million) acquisition and development credit facility to help fund the conversion of both hotels into upscale student housing towers. The credit facility provides for variable interest-only payments at the higher of the Canadian Prime rate, which was 3.00% at June 30, 2014, plus a weighted average spread of 3.37% or the Canadian Dealer Offered Rate (“CDOR”), which was 1.25% at June 30, 2014, plus a weighted average spread of 4.37% through its maturity date on January 13, 2016. This facility has one twelve-month extension option, subject to lender approval.

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

 We are the guarantor of the construction and mortgage debt or credit facilities of our joint ventures with HSRE and Beaumont. Details of our unconsolidated investments at June 30, 2014 are presented in the following table (dollars in thousands):

							Debt
								Weighted
				Number of Properties				Average
	Our		Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership		Founded	Operation	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%		2009	3	-	$10,566	$32,485	2.65	%(1)	2/9/2015
HSRE-Campus Crest V, LLC	10.0%		2011	3	-	3,311	49,614	2.87	%(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%		2012	3	-	12,759	53,706	2.47	%(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%		2013	-	1	18,972	60,063	2.35	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%		2013	-	2	9,489	19,984	2.32	%(1)	9/06/2016-9/30/2018
HSRE-Campus Crest XII, LLC	20.0%		2014	-	2	10,188	-	n/a		n/a
CB Portfolio	67.0	%(3)	2013	28	-	251,214	389,770	5.65	%(2)	6/01/2014 – 10/01/2020
CB Ames	67.0%		2013	-	1	14,614	10,336	2.40%		5/2/2017
CSH Montreal LP	47.0	%(4)	2013	-	2	38,032	73,627	6.37	%(1)	1/13/2016
Other	20.0%		2013	-	-	1,393	-	n/a		n/a
Total Unconsolidated Entities				37	8	$370,538	$689,585	4.67%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	As of June 30, 2014, we had a 67.0% effective interest in the CB Portfolio.
(4)	As of June 30, 2014, we had CAD 16.0 million ($15.0 million) of preferred bridge equity in CSH Montreal. See discussion above.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the combined financial position of our unconsolidated entities with HSRE and Beaumont in their entirety, not only our interest in the entities, including provisional fair value balances that are subject to our allocation analyses and appraisals, for the periods presented (amounts in thousands):

	June 30	December 31,
	2014	2013
Assets
Student housing properties, net	$323,503	$289,797
Development in process	192,100	81,994
Other assets	16,676	15,341
Total assets	$532,279	$387,132

Liabilities and Equity
Mortgage and construction loans	$290,086	$165,445
Other liabilities	53,659	58,948
Owners' equity	188,534	162,739
Total liabilities and owners' equity	$532,279	$387,132

Company's share of historical owners' equity	$75,307	$41,390
Preferred investment(1)	22,299	16,468
Net difference in carrying value of investment versus net book value of underlying net assets(2)	7,104	5,388
Carrying value of investment in unconsolidated entities	$104,710	$63,246

(1)	As of June 30, 2014, we had Class B membership interests in The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of approximately $2.7 million, $2.7 million and $1.9 million, respectively, entitling us to a 9.0% return on our investment upon the respective property being operational. We also had a CAD 16 million ($15.0 million) Class A interest in CSH Holdings entitling us to a commitment fee of 1.0% of the Class A interest each quarter and 10.0% annual return on our investment. As of December 31, 2013, we had Class B membership interests in The Grove at San Angelo, Texas, The Grove at Conway, Arkansas, The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of approximately $2.8 million, $6.4 million, $2.7 million, $2.7 million and $1.9 million, respectively, entitling us to a 9.0% return on our investment upon the respective property being operational.
(2)	This amount represents the aggregate excess of our carrying amount above our underlying equity in the net assets of our investments, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entity and the elimination of service related revenue to the extent of our percentage ownership.

ASC 323 Investments – Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X requires summarized financial information of material investments accounted for under the equity method be provided of the investee’s financial position and results of operations including assets, liabilities and results of operations under the investee’s historical cost basis of accounting. Notwithstanding the extensive efforts of the Company and Copper Beech to compile the necessary financial information, we have determined that the information needed for the preparation of historical financial statements of the CB Portfolio to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, we have elected to present financial information on our investment in Copper Beech on the Company’s cost basis for our investment as of June 30, 2014 as we believe this information is reliable and relevant to the users of our financial statements. Further, although we acknowledge that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, we do not believe that the lack of the omitted disclosures, or the information of the financial position reflecting the cost basis of our investment provided results in a material omission or misstatement of the Company’s condensed consolidated financial statements taken as a whole.

The following is a summary of the financial position reflecting the cost basis of our investments in the Copper Beech entities in their entirety for the 30 properties in the CB Portfolio as of June 30, 2014 and December 31, 2013 (amounts in thousands):

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Student housing properties, net	$736,760	$748,280
Intangible assets	9,590	37,100
Other assets	3,740	5,201
Total assets	$750,090	$790,581

Liabilities and Equity
Mortgage and construction loans	$400,106	$421,239
Other liabilities	15,100	13,112
Owners' equity	334,884	356,230
Total liabilities and owners' equity	$750,090	$790,581

Company's share of historical owners' equity	$247,403	$244,964
Net difference in carrying value of investment versus net book value of underlying net assets(1)	18,425	16,628
Carrying value of investment in unconsolidated entity	$265,828	$261,592

(1)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the capitalization of transaction costs incurred to acquire the Company's interest in the entity.

The following is a summary of the combined operating results for our unconsolidated entities with HSRE in their entirety, not only our interest in the entities, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues	$6,422	$4,812	$12,878	$9,574
Expenses:
Operating expenses	3,734	2,651	7,195	5,228
Interest expense	1,189	1,154	2,240	2,294
Depreciation and amortization	1,835	1,346	3,865	2,706
Other (income) expense	-	19	46	43
Total expenses	6,758	5,170	13,346	10,271
Net loss	$(336)	$(358)	$(468)	$(697)

The following is a summary of the operating results for our unconsolidated Copper Beech entities in their entirety, not only our interest in the entities. The summary includes the results for 37 properties for the three months ended June 30, 2013, and for the period from March 18, 2013 (the date of the transaction) through June 30, 2013, and the results for 30 properties in the CB Portfolio which the company had an ownership interest for the three and six month periods ended June 30, 2014 (in thousands). The results for the three months ended June 30, 2013 and for the period from March 18, 2013 through June 30, 2013 are presented with provisional fair values prior to finalization of purchase price allocation (in thousands):

	Three Months Ended		Six Months	Period from
	June 30, 2014	June 30, 2013	Ended June 30, 2014	March 18, 2013 to June 30, 2013

Revenues	$19,028	$22,911	$38,293	$26,502
Expenses:
Operating expenses	7,271	8,508	14,571	9,818
Interest expense	3,012	4,266	5,952	5,065
Depreciation and amortization	9,859	11,336	19,636	13,059
Other expenses	287	571	626	619
Total expenses	20,429	24,681	40,785	28,561
Net loss	$(1,401)	$(1,770)	$(2,492)	$(2,059)

During the second quarter of 2014, the CB Portfolio had net cash provided by operating activities of approximately $12.4 million, net cash used in investing activities of approximately $14.8 million and net cash provided by financing activities of approximately $15.9 million.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is the calculation of the Company’s equity in losses in the CB Portfolio for the three and six months ended June 30, 2014. As there are several components of the calculation, set forth below are notes corresponding to the notes included in the Company’s calculation to further explain these components (in thousands).

	Three Months Ended	Six Month Ended
	June 30,	June 30,
	2014	2014
Net loss incurred by the CB Portfolio based on the Company's purchase price(1)	$(1,401)	$(2,492)
Campus Crest's share of net loss	(939)	(1,670)
Campus Crest percentage of preferred payment(2)	-	911
Campus Crest earnings from Copper Beech	(939)	(759)
Amortization of basis difference(3)	(120)	(233)
Total equity in earnings in the CB Portfolio	$(1,059)	$(992)

(1)	The basis of the financial statements of the CB Portfolio used in the calculation of the Company’s equity in earnings for the three and six months ended June 30, 2014 was computed using the Company’s cost basis for its investment in the CB Portfolio’s underlying assets and liabilities for its properties at the dates the Company acquired its interests in the CB Portfolio, which included 28 operating properties. The calculation includes the effects of purchase price adjustments determined at the date the Company acquired its interests in the CB Portfolio.

We consummated the acquisition of a 48.0% interest in 35 properties of the CB Portfolio. As a result of lender consents that were required to be obtained from various lenders to the CB Portfolio prior to our ownership, we completed our acquisition of the 48.0% interest in stages, which resulted in a variation in our ownership percentage from 25.3% to 48.0% in all 35 of the CB Portfolio properties from March 18, 2013 to September 30, 2013. Effective October 1, 2013, the Company and the CB Portfolio sellers amended the purchase and sale agreement, subject to receipt of all required third party consents, to increase the Company’s ownership interest by 19.0% in 28 of the 35 properties (thereby increasing its ownership in the 28 properties to 67%) in exchange for the Company’s 48.0% interest in seven of the properties (thereby reducing our ownership in the seven properties to 0%) and deferring the Company’s acquisition of any interests in two of the properties, plus a $20.2 million cash payment. Accordingly, the Company recognized its proportionate share of earnings of the CB Portfolio for the specific percentage of ownership interest we held during the applicable period, which was a 67.0% effective interest in the 28 properties during the first and second quarters of 2014.

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

We were entitled to a preferred payment of $13.0 million for the first year of our investment and our proportionate share of the remaining operating cash flows in the CB Portfolio and we are currently entitled to our proportionate share of the operating cash flows in the CB Portfolio. During the period from March 18, 2013 to June 30, 2014, we were entitled to $13.0 million related to our preferred payment, all of which has been paid and we received approximately $0.6 million in other distributions, as of June 30, 2014.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Debt

The following is a summary of our mortgage and construction notes payable, the Credit Facility (defined below) and other debt for the periods presented (amounts in thousands):

	June 30,	December 31,
	2014	2013
Fixed-rate mortgage loans	$164,426	$165,393
Variable-rate mortgage loans	16,741	-
Construction loans	59,967	40,138
Line of credit	185,000	108,500
Exchangeable senior notes	97,075	96,758
Other debt	2,955	2,694
	$526,164	$413,483

Mortgage and Construction Loans

Mortgage and construction loans are collateralized by properties and their related revenue streams and/or underlying assets. Mortgage loans are not cross-defaulted or cross-collateralized with any other indebtedness. Our mortgage loans generally may not be prepaid prior to maturity; however, in certain cases, prepayment is allowed subject to certain prepayment penalties. Our construction loan agreements contain representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. Construction loans are generally secured by a first deed of trust or mortgage on each property, primary Uniform Commercial Code filings, and an assignment of rents, leases and profits from the respective property. Mortgage and construction loans for the periods presented consisted of the following (in thousands):

	Face Amount	Principal Outstanding at 6/30/2014	Principal Outstanding at 12/31/2013	Stated Interest Rate	Interest Rate at 6/30/2014	Maturity Date (1)	Amortization
Construction loans
The Grove at Muncie	$14,567	$13,892	$12,237	LIBOR + 225 bps	2.40%	7/3/2015	Interest only
The Grove at Slippery Rock	17,961	1,350	-	Base Rate + 115 bps / LIBOR + 215 bps	2.30%	6/21/2016	Interest only
The Grove at Fort Collins	19,073	19,073	17,228	LIBOR + 190 bps	2.05%	7/13/2015	Interest only
The Grove at Pullman	16,016	10,800	10,673	LIBOR + 220 bps	2.35%	9/5/2015	Interest only
The Grove at Grand Forks	16,916	5,098	-	LIBOR + 200 bps	2.15%	2/5/2017	Interest only
The Grove at Gainesville	30,069	9,754	-	LIBOR + 195 bps	2.10%	3/13/2017	Interest only
Mortgage loans
The Grove at Denton	17,167	16,741	-	LIBOR + 215 bps	2.30%	3/1/2017	30 years
The Grove at Milledgeville	16,250	15,744	15,847	6.12%	6.12%	10/1/2016	30 years	(2)
The Grove at Carrollton and The Grove at Las Cruces	29,790	28,863	29,052	6.13%	6.13%	10/11/2016	30 years
The Grove at Asheville	14,800	14,402	14,500	5.77%	5.77%	4/11/2017	30 years	(2)
The Grove at Ellensburg	16,125	15,958	16,070	5.10%	5.10%	9/1/2018	30 years	(2)
The Grove at Nacogdoches	17,160	16,979	17,100	5.01%	5.01%	9/1/2018	30 years	(3)
The Grove at Greeley	15,233	15,070	15,194	4.29%	4.29%	10/1/2018	30 years	(3)
The Grove at Clarksville	16,350	16,350	16,350	4.03%	4.03%	7/1/2022	30 years	(3) (4)
The Grove at Columbia	23,775	22,960	23,180	3.83%	3.83%	7/1/2022	30 years	(5)
The Grove at Statesboro	18,100	18,100	18,100	4.01%	4.01%	1/1/2023	30 years	(2)
		$241,134	$205,531

(1)	For the construction loans, the maturity date is the stated maturity date in the respective loan agreements, which can be extended for an additional one to two years, subject to the satisfaction of certain conditions, depending on the loan.
(2)	Loans require interest only payments, plus certain reserves and escrows, that are payable monthly for a period of five years. Monthly payments of principal and interest, plus certain reserve and escrow amounts, are due thereafter until maturity when all principal is due.
(3)	Interest only for the first two years, followed by 30 year amortization.
(4)	Loan requires interest only payments, plus certain reserves and escrows payable monthly through August 2014, thereafter, principal and interest, plus certain reserves and escrows that are payable monthly until maturity.
(5)	Loan requires monthly payments of principal and interest, plus certain reserve and escrows, until maturity when all principal is due.

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

As of June 30, 2014, we had approximately $135.0 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of June 30, 2014, we had approximately $84.1 million in borrowing capacity under our Revolving Credit Facility, and amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

We incur an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility (i) of 0.30% per annum if our average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if our average borrowing is greater than 50.0% of the total amount available.

Additionally, the Amended Credit Facility has an accordion feature that allows us to request an increase in the total commitments from $300.0 million to $600.0 million, subject to conditions. Amounts outstanding under the Amended Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Second Amended and Restated Credit Agreement) plus a spread that depends upon our leverage ratio. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At June 30, 2014, the interest rate on the Revolving Credit Facility borrowings and Term Loan was 2.06% and 2.01%, respectively.

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

As of June 30, 2014, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

Exchangeable Notes

We have outstanding $100.0 million of Exchangeable Senior Notes (the “Exchangeable Senior Notes”) which bear interest at 4.75% per annum. Interest is payable on April 15 and October 15 of each year beginning April 15, 2014 until the maturity date of October 15, 2018. The Operating Partnership’s obligations under the Exchangeable Senior Notes are fully and unconditionally guaranteed by the Company. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

8. Fair Value Disclosures

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

Level 2 — Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3  — Unobservable inputs for which there is little or no market data and which we make our own assumptions about how market participants would price the asset or liability.

As of June 30, 2014 and December 31, 2013, our financial assets and liabilities carried at fair value on a recurring basis consisted of our interest rate caps. The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. For our interest rate caps, we incorporate credit valuation adjustments to appropriately reflect our respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.

As of June 30, 2014 and December 31, 2013, the fair value of our interest rate caps, valued using level 2 inputs, was approximately zero.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans, Exchangeable Senior Notes, the line of credit and other debt. The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of our mortgages, construction loans and Exchangeable Senior Notes were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The weighted average interest rate for all borrowings was 3.64% and 4.23% at June 30, 2014 and December 31, 2013, respectively.

The following is a summary of the fair value of our mortgages, construction loans payable, other debt and Exchangeable Senior Notes aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Estimated Fair Value
June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Fixed-rate mortgage loans	$-	$164,403	$-	$164,426
Variable-rate mortgage loans	-	16,572	-	16,741
Construction loans	-	59,500	-	59,967
Exchangeable Senior Notes	-	100,825	-	97,075
Other Debt	-	3,023	-	2,955

December 31, 2013
Fixed-rate mortgage loans	-	161,379	-	165,393
Variable-rate mortgage loans	-	-	-	-
Construction loans	-	40,258	-	40,138
Exchangeable Senior Notes	-	101,789	-	96,758
Other Debt	-	2,671	-	2,694

All of our nonrecurring valuations made in connection with the property acquisition in Note 5 used significant unobservable inputs and, therefore, fall under Level 3 of the fair value hierarchy.

9. Earnings per Share

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Computations of basic and diluted income (loss) per share for the periods presented are as follows (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Basic earnings:
Income (loss) from continuing operations	$(392)	$3,678	$656	$5,575
Preferred stock dividends	(3,050)	(1,150)	(6,100)	(2,300)
Income (loss) from continuing operations attributable to noncontrolling interests	12	17	(3)	26
Income (loss) from continuing operations attributable to common stockholders	(3,454)	2,511	(5,441)	3,249

Income from discontinued operations	-	262	-	532
Income from discontinued operations attributable to noncontrolling interests	-	2	-	4
Income from discontinued operations attributable to common stockholders	-	260	-	528

Net income (loss) attributable to common stockholders	$(3,454)	$2,771	$(5,441)	$3,777

Weighted average common shares outstanding:
Basic	64,681	64,512	64,588	55,382
Incremental shares from assumed conversion — OP units	434	436	434	436
Diluted	65,115	64,948	65,022	55,818

Basic and diluted earnings per share:
Income (loss) from continuing operations attributable to common stockholders - basic and diluted	$(0.05)	$0.04	$(0.08)	$0.06
Income from discontinued operations attributable to common stockholders - basic and diluted	-	-	-	0.01
Net income (loss) attributable to common stockholders - basic and diluted	$(0.05)	$0.04	$(0.08)	$0.07

10. Equity

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

As of June 30, 2014, there were approximately 65.2 million OP Units outstanding, of which approximately 64.8 million, or 99.3%, were owned by us and approximately 0.4 million, or 0.7%, were owned by other partners, including certain of our executive officers. As of June 30, 2014, the fair market value of the OP Units not owned by us was $3.8 million, based on a market value of $8.66 per unit, which was the closing stock price of shares of our common stock on the NYSE on June 30, 2014.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of changes in the shares of our common stock for the periods shown (in thousands):

	For the Six Months Ended
	June 30, 2014	June 30 2013
Common shares at beginning of period	64,502	38,558
Issuance of common shares	-	25,530
Issuance of restricted shares	320	496
Forfeiture of restricted shares	(75)	(41)
Common shares at end of period	64,747	64,543

We have an At-The-Market offering program under which we may sell at market price up to $100.0 million in shares of the Company’s common stock over the term of the program. As of June 30, 2014, we had not issued and sold any shares under this program.

Dividends and Distributions

For the three months ended June 30, 2014 and 2013, we declared dividends of $0.165 per share, totaling approximately $10.7 million and $10.7 million, respectively.

On April 22, 2014, our Board of Directors declared a second quarter 2014 dividend of $0.165 per share of common stock and OP Unit. The dividends were paid on July 9, 2014, to stockholders of record on June 25, 2014. At June 30, 2014, we accrued approximately $10.7 million related to our common stock dividend in accounts payable and accrued expenses in our accompanying condensed consolidated balance sheet.

On April 22, 2014, our Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the second quarter of 2014. The preferred stock dividend was paid on July 15, 2014, to stockholders of record on June 25, 2014. At June 30, 2014, we accrued approximately $2.5 million related to our preferred stock dividend in accounts payable and accrued expenses in our accompanying condensed consolidated balance sheet.

11. Incentive Plans

We have adopted the 2010 Amended and Restated Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. In April 2014, the Company’s stockholders approved an amendment to the Incentive Plan, which increased the aggregate number of shares of common stock the Company may issue under the Incentive Plan to 5.3 million. As of June 30, 2014 and December 31, 2013, approximately 2.6 million and 0.3 million shares of common stock, respectively, were available for issuance under the Incentive Plan.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a three or five year period and are subject to restriction based upon continued service on our Board of Directors.

At June 30, 2014, total unrecognized compensation cost related to restricted stock awards was approximately $6.7 million and is expected to be recognized over a remaining weighted average period of 1.5 years.

During the three months ended June 30, 2014 we recognized stock compensation expense of approximately $0.5 million (net of vesting forfeitures of approximately $11,000) and capitalized stock compensation expense of approximately $0.4 million. During the three months ended June 30, 2013, we recognized stock compensation expense of approximately $0.6 million (net of vesting forfeitures of approximately $16,000) and capitalized stock compensation expense of approximately $0.2 million.

During the six months ended June 30, 2014 we recognized stock compensation expense of approximately $0.8 million (net of vesting forfeitures of approximately $0.2 million) and capitalized stock compensation expense of approximately $0.8 million. During the six months ended June 30, 2013, we recognized stock compensation expense of approximately $1.1 million (net of vesting forfeitures of approximately $0.3 million) and capitalized stock compensation expense of approximately $0.4 million.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted OP Units

At June 30, 2014, we had no remaining unrecognized compensation cost related to restricted OP Units. During the three and six months ended June 30, 2014, we recognized no stock compensation expense related to the vesting of restricted OP Units. During the three and six months ended June 30 2013, we recognized stock compensation expense related to the vesting of restricted OP Units of approximately $0.1 million and $0.1 million, respectively, and capitalized stock compensation expense of approximately $0.1 million and $0.2 million, respectively. There were no vesting forfeitures related to restricted OP Units during the three and six months ended June 30, 2013.

The following is a summary of our restricted common share activity for the period shown (in thousands, except weighted average grant price):

	Restricted	Weighted
	Common	Average
	Stock	Grant Price
Unvested balances at December 31, 2013	648	$11.97
Granted	320	$9.12
Vested	(213)	11.61
Forfeited	(75)	11.60
Unvested balances at June 30, 2014	680	$11.29

12. Related Party Transactions

We lease aircraft from entities in which one of our executive officers has an ownership interest. For the three and six months ended June 30, 2014 and 2013, we incurred travel costs to these entities of an immaterial amount.

We are party to an agreement with an initial term of five years with a subsidiary of an entity affiliated with one of our directors pursuant to which we offer our tenants a program of insurance services and products. Pursuant to the agreement, we received an upfront payment of $100,000 and will receive fees for each tenant we refer that enrolls in the program. We remitted to the related party amounts collected on their behalf which were paid to us by the tenants enrolled in this program of $0.3 million and $0.6 million for the three and six months ended June 30, 2014.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Segments

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

 The following tables set forth our segment information for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Student Housing Operations:
Revenues from external customers	$24,663	$22,158	$49,271	$43,730
Operating expenses	17,841	15,597	35,341	30,885
Income from wholly-owned student housing operations	6,822	6,561	13,930	12,845
Equity in earnings (losses) of unconsolidated entities	(891)	1,896	(572)	2,306
Operating income	5,931	8,457	13,358	15,151
Nonoperating expenses	(1,209)	(2,563)	(5,150)	(5,080)
Net income	4,722	5,894	8,208	10,071
Net income attributable to noncontrolling interest	46	42	80	80
Net income attributable to common stockholders	$4,676	$5,852	$8,128	$9,991
Depreciation and amortization	$6,974	$5,711	$13,744	$11,247
Capital expenditures	$51,087	$38,042	$81,305	$63,737
Investment in unconsolidated entities	$370,538	$191,435	$370,538	$191,435
Total segment assets at end of period	$1,147,791	$1,034,289	$1,147,791	$1,034,289

Development, Construction and Management Services:
Revenues from external customers	$10,622	$14,368	$18,058	$25,795
Intersegment revenues	37,310	33,491	64,144	52,684
Total revenues	47,932	47,859	82,202	78,479
Operating expenses	45,395	45,310	76,815	74,796
Net income	2,537	2,549	5,387	3,683
Net income attributable to noncontrolling interest	25	24	52	35
Net income attributable to common stockholders	$2,512	$2,525	$5,335	$3,648
Depreciation and amortization	$24	$59	$25	$109
Total segment assets at end of period	$81,699	$57,434	$81,699	$57,434
Reconciliations:
Total segment revenues	$72,595	$70,017	$131,473	$122,209
Elimination of intersegment revenues	(37,310)	(33,491)	(64,144)	(52,684)
Total consolidated revenues	$35,285	$36,526	$67,329	$69,525

Segment operating income	$8,468	$11,006	$18,745	$18,834
Interest expense	(2,950)	(2,789)	(6,326)	(5,673)
Net unallocated expenses related to corporate overhead	(6,224)	(5,122)	(12,333)	(8,657)
Other income	104	689	170	725
Net income (loss) before income tax benefit	$(602)	$3,784	$256	$5,229

Total segment assets	$1,229,490	$1,091,723	$1,229,490	$1,091,723
Unallocated corporate assets and eliminations	43,146	22,165	43,146	22,165
Total assets at end of period	$1,272,636	$1,113,888	$1,272,636	$1,113,888

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Commitments and Contingencies

Commitments

In the normal course of business, we enter into various development and construction related purchase commitments with parties that provide development and construction related goods and services. In the event we were to terminate development or construction services prior to the completion of projects, we could potentially be committed to satisfy outstanding or uncompleted purchase orders with such parties. At June 30, 2014, management does not anticipate any material deviations from schedule and does not anticipate having to terminate services for the development projects currently in progress.

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

We lease space for our corporate headquarters office. Rent is recognized on a straight-line basis. Future minimum payments over the life of our corporate office lease and long-term ground leases subsequent to June 30, 2014 are as follows (in thousands):

2014	$735
2015	1,473
2016	1,484
2017	1,500
2018	1,489
Thereafter	40,673
Total future minimum lease payments	$47,354

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

In connection with our investment in CSH Montreal, the Company provides a guarantee of up to 50% of the outstanding balance of the acquisition and development credit facility (“CSH Montreal Debt”) of CAD 112.0 million ($100.9 million). As of June 30, 2014, the outstanding balance was CAD 78.7 million ($72.3 million), of which we guaranteed CAD 39.4 ($36.2 million). The term of the guarantee follows the term of the underlying debt, which matures on January 13, 2016, unless the one twelve month extension, which is subject to lender approval, is exercised. The CSH Montreal debt is secured by, among other things, a first mortgage position on the real estate and improvements owned by CSH Montreal. We have estimated the fair value of this guarantee to be immaterial. We do not expect that the borrowers will default on the underlying debt arrangements and accordingly we do not expect to be required to perform under the guarantees. In the event that we are required to perform under one of the guarantees, we believe the borrower’s assets collateralizing the debt would be sufficient to cover the maximum potential amount of future payments under the guarantee.

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

On July 3, 2012, we and certain of our subsidiaries were named as defendants in a lawsuit filed with the 250th Judicial District Court in Travis County in Austin, Texas. The case arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured. The claims in the lawsuit against Campus Crest and certain of its subsidiaries by the plaintiffs were settled in their entirety on July 29, 2014 without any admission of liability on the part of Campus Crest or its subsidiaries.  The settlement, which is covered by our existing insurance coverage, will not have a material adverse effect on our financial position or results of operations.

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

15. Subsequent Events

Events occurring subsequent to the date of our condensed consolidated balance sheet have been evaluated for potential recognition or disclosure in our condensed consolidated financial statements through the date our condensed consolidated financial statements were available to be issued. There are no material events requiring disclosure as of the date of issuance.

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

Forward-looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	the factors discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2013, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion of Financial Condition and Results of Operations”;

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or other factors;

•	the operating performance of our properties;

•	the availability of attractive development and/or acquisition opportunities in properties that satisfy our investment criteria and the success of our acquisition, development and construction activities, including satisfaction of conditions to closing for pending acquisitions and, in some cases, the negotiation and execution of definitive documents and satisfaction of the conditions therein;

•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	changes in our business and growth strategies and in our ability to consummate acquisitions or dispositions or additional joint venture transactions;

•	our ability to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing, including financing for development and construction activities;

•	the credit quality and ability and willingness to pay amounts owed of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract and retain, qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	development and construction costs and timing;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts ("REIT")); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

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

Overview

Our Company

We are a self-managed, self-administered and vertically-integrated REIT focused on developing, building, owning and managing a diversified portfolio of high-quality, residence life focused student housing properties. We operate our business through the Operating Partnership and our subsidiaries. We derive substantially all of our revenue from student housing rental, student housing services, construction, development services and management services. As of June 30, 2014, we owned (i) the sole general partnership interest, (ii) 99.3% of the outstanding common units of limited partnership interest in the Operating Partnership, or OP Units, and (iii) 100% of the outstanding preferred units of limited partnership interest in the Operating Partnership.

We believe that we are one of the largest vertically-integrated developers, builders, owners and managers of high-quality, residence life focused student housing properties in the United States, based on beds owned and under management. As of June 30, 2014, we owned interests in 41 operating student housing The Grove® properties containing approximately 8,153 apartment units and 22,309 beds. Thirty-two of our operating The Grove® properties are wholly-owned and nine of our The Grove® properties are owned through joint ventures with HSRE. As of June 30, 2014, we also owned interests in 28 operating student housing Copper Beech branded properties containing approximately 5,047 apartment units and 13,177 beds. Our Copper Beech branded properties are owned by the Company and the CB Investors (see "CB Portfolio" below). As of June 30, 2014, we owned one wholly-owned redevelopment property. As of June 30, 2014, our operating portfolio consisted of the following:

	Properties in			Number	Number
	Operation	Ownership		of Units	of Beds
Wholly-owned Grove properties(1)	32	100.0%		6,288	17,173
Joint venture Grove properties:
HSRE I	3	63.9	%(2)	544	1,508
HSRE V	3	10.0%		662	1,856
HSRE VI	3	20.0%		664	1,784
Total Grove properties	41			8,158	22,321

CB Portfolio	28	67.0	%(3)	5,047	13,177

Total Portfolio(4)	69			13,205	35,498

(1)	In January 2014, we acquired the remaining outstanding interests in The Gove at Denton, Texas.
(2)	In February 2014, we amended our operating agreement with HSRE resulting in our previously held preferred interest in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, being converted to additional membership units of HSRE-Campus Crest I, LLC.
(3)	As of June 30, 2014, we held an effective interest in the CB Portfolio of 67.0%.
(4)	The re-development of our 100% owned property in Toledo, Ohio is excluded. We expect to announce more details on the redevelopment in 2014.

As of June 30, 2014, the average occupancy for our 41 operating The Grove® properties was approximately 88.6% and the average monthly total revenue per occupied bed was approximately $521. Our operating The Grove® properties are located in 19 states, contain modern apartment units with many resort-style amenities, and had an average age of approximately 4.2 years as of June 30, 2014. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

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

						Estimated	Scheduled
						Project	Opening for
Project	Location	Primary University Served	Ownership	Units	Beds	Cost (1)	Occupancy
Wholly Owned:
The Grove at Slippery Rock	Slippery Rock, PA	Slippery Rock University	100.0%	201	603	29.9	August 2014
The Grove at Grand Forks	Grand Forks, ND	University of North Dakota	100.0%	224	600	28.2	August 2014
The Grove at Mt. Pleasant	Mt. Pleasant, MI	Central Michigan University	100.0%	216	584	24.1	August 2014
The Grove at Gainesville	Gainesville, FL	University of Florida	100.0%	253	676	41.4	August 2014
Joint Venture:
The Grove at Greensboro	Greensboro, NC	University of North Carolina at	30.0%	216	584	27.9	August 2014
		Greensboro
The Grove at Louisville	Louisville, KY	University of Louisville	30.0%	252	656	41.2	August 2014
evo at Cira Centre South	Philadelphia, PA	University of Pennsylvania/	30.0%	344	850	158.5	August 2014
		Drexel University
Copper Beech at Ames	Ames, IA	Iowa State University	67.0%	219	660	33.6	August 2014
evo à Station-Square Victoria	Montreal, Quebec	McGill University/ Concordia	47.0%	715	1,290	82.7	August 2014
		University/ L'Ecole de Technologie

evo à Sherbrooke	Montreal, Quebec	McGill University	47.0%	488	952	83.3	August 2014
				3,128	7,455	$550.8

(1)	Estimated project cost amounts are in millions.

CB Portfolio

We hold ownership interests in a joint venture with the former members (the “CB Investors”) of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (“CBTC PA”) that owns a portfolio of 28 student housing properties, one undeveloped land parcel in Charlotte, North Carolina, and a corporate office building in State College, Pennsylvania, (the "Initial Copper Beech Properties"), as well as a fully integrated platform and brand with management, development and construction teams. We also have the option to acquire seven additional student housing properties (the "Deferred Copper Beech Properties", and together with the Initial Copper Beech Properties, the "CB Portfolio" or "Copper Beech"). Both we and the CB Investors hold joint approval rights for major decisions, including those regarding property acquisitions and dispositions as well as property operations. As such, we hold a noncontrolling interest in the CB Portfolio and accordingly apply the equity method of accounting. As of June 30, 2014, we held a 67.0% effective interest in the CB Portfolio which entitled us to 67.0% of the operating cash flows. Operating cash flows, as defined in the operating agreements governing the properties comprising the CB Portfolio, is all cash revenues received reduced by cash expenditures for operating expenses, principal and interest payments on loans and other borrowed money, capital expenditures and reserves for working capital purposes.

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

Number of Properties (1)	Date of Closing
6	March 18, 2013
1	April 5, 2013
1	May 1, 2013
1	July 1, 2013
1	July 11, 2013
2	July 17, 2013
1	July 18, 2013
3	July 19, 2013
2	August 2, 2013
2	August 6, 2013
2	August 8, 2013
1	August 12, 2013
6	August 16, 2013
4	September 6, 2013
2	September 6, 2013

(1)	Represents the total number of properties in which the Company initially acquired a 48.0% interest. Pursuant to the terms of the amendment to the Copper Beech Portfolio purchase and sale agreement, the Company agreed to transfer its 48.0% interest in each of seven properties in the Copper Beech Portfolio back to the CB Investors. The Company's interests in these seven properties were acquired on March 18, 2013, July 1, 2013, July 19, 2013, August 6, 2013 and August 8, 2013.

The CB Portfolio consists primarily of Copper Beech branded townhouse units located in eighteen geographic markets in the United States across thirteen states, with 30 of the 35 student housing properties having been developed by Copper Beech. As of June 30, 2014, the 28 operating properties included in the Initial Copper Beech Properties comprised approximately 5,047 rentable units with approximately 13,177 rentable beds. As of June 30, 2014, the Initial Copper Beech Properties had an average age of approximately 9.0 years. As of June 30, 2014, the average occupancy for these student housing properties was approximately 95.8%. For the three months ended June 30, 2014, the average monthly total revenue per occupied bed was approximately $507. Our investment in the CB Portfolio entitled us to a preferred payment of $13.0 million for the period from March 18, 2013 through March 17, 2014.

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

It is the Company’s intention to exercise the purchase options; however, the Company does not intend to exercise the purchase options on the terms set forth in the Amendment to the Purchase Agreement. The Company is currently in discussions with the Sellers regarding an amendment to the terms of each of the purchase options; however, there can be no assurance that the Company will be able to renegotiate the purchase options on terms sufficiently favorable to the Company to allow for the exercise of the purchase options. Therefore, there can be no assurance with respect to the timing of the exercise of any of the purchase options or that such exercise will occur at all.

Our Relationship With HSRE

We are a party to active joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of June 30, 2014, we hold 9 operating joint venture properties with HSRE and are in the process of developing three additional properties in partnership with HSRE, including one joint venture project where we are partners with both HSRE and Brandywine.

HSRE I. Our first joint venture with HSRE, HSRE-Campus Crest I, LLC ("HSRE I"), indirectly owned 100% of the interests in the following three properties at June 30, 2014: The Grove at Conway, Arkansas, The Grove at Lawrence, Kansas, and The Grove at San Angelo, Texas.

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

HSRE IV. In January 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest IV, LLC ("HSRE IV") to develop and operate additional purpose-built student housing properties. HSRE IV completed two new student housing properties in August 2011 for the 2011-2012 academic year. The properties, located in Denton, Texas, and Valdosta, Georgia, contain an aggregate of approximately 1,168 beds and cost approximately $45.7 million. In July 2012, we completed the purchase of HSRE’s 80% interest in The Grove at Valdosta, Georgia, which was included in HSRE IV prior to that date. In January 2014, we completed the purchase of HSRE's 80% interest in The Grove at Denton, Texas, which was included in HSRE IV prior to that date.

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

Our Relationship With Beaumont

In July 2013, we entered into a joint venture, DCV Holdings, LP (“DCV Holdings”) with Beaumont to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for approximately Canadian ("CAD") 60.0 million ($58.6 million). The joint venture intends to convert the property into an upscale student housing tower, called evo à Square Victoria featuring a mix of single and double units serving McGill University, Concordia University and L’Ecole de Technologie.

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

In January, 2014, through the newly formed HIM Holdings, the joint venture partnership acquired the 488-room, 22-story Holiday Inn Midtown in Montréal, Québec for approximately CAD 65 million ($58.6 million). The joint venture intends to convert the property into an upscale evo student housing tower, called evo à Sherbrooke, near McGill University. In connection with the acquisition of the Holiday Inn property, we increased our ownership interest from 20.0% to 35.0% in CSH Montreal. As of June 30, 2014, we owned a 47.0% interest in CSH Montreal.

In January 2014, with the acquisition of the Holiday Inn property, we provided CAD 16.0 million ($15.0 million) of preferred bridge equity to CSH Montreal. If our preferred equity is not repaid in full on or prior to September 2, 2014, it will effectively convert to a common interest in CSH Montreal, which would result in us holding a 60.54% interest in CSH Montreal (while Beaumont and its partners would own the remaining 39.46% interest in CSH Montreal).

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

Level 2 - Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

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

We specifically calculate NOI by adding back to (or subtracting from) net income (loss) attributable to common stockholders the following expenses or charges: income tax expense, interest expense, equity in loss of unconsolidated entities, preferred stock dividends, depreciation and amortization, ground lease expense, general and administrative expense, and development, construction and management services expenses and transaction costs. The following income or gains are then deducted from net income (loss) attributable to common stockholders, adjusted for add backs of expenses or charges: equity in earnings of unconsolidated entities, income tax benefit, other income, and development, construction and management services revenues.

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

We have set forth a discussion comparing our condensed consolidated results for the three and six months ended June 30, 2014 to the condensed consolidated results of our operations for the three and six months ended June 30, 2013. The historical results of operations presented below should be reviewed in conjunction with the notes to the condensed consolidated financial statements accompanying this report.

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

As of June 30, 2014, our property portfolio consisted of 32 consolidated operating properties, containing approximately 6,288 apartment units and 17,173 beds, and 37 operating properties held in four unconsolidated joint ventures, containing approximately 6,917 apartment units and 18,325 beds.

As of June 30, 2013, our property portfolio consisted of 28 consolidated operating properties, containing approximately 5,480 apartment units and 14,920 beds, and 40 operating properties held in four unconsolidated joint ventures, containing approximately 7,463 apartment units and 20,075 beds. Four consolidated operating properties sold during 2013 have been presented in discontinued operations.

The following table presents our results of operations for the three months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended
	June 30,	June 30,
	2014	2013	Change ($)	Change (%)
Revenues:
Student housing rental	$23,637	$21,205	$2,432	12%
Student housing services	1,026	953	73	8%
Development, construction and management services	10,622	14,368	(3,746)	-26%
Total revenues	35,285	36,526	(1,241)	-3%
Operating expenses:
Student housing operations	10,747	9,822	925	9%
Development, construction and management services	8,920	13,657	(4,737)	-35%
General and administrative	3,649	2,908	741	26%
Transaction costs	1,460	203	1,257	619%
Ground leases	120	54	66	122%
Depreciation and amortization	7,254	5,894	1,360	23%
Total operating expenses	32,150	32,538	(388)	-1%
Equity in earnings (losses) of unconsolidated entities	(891)	1,896	(2,787)	-147%
Operating income	2,244	5,884	(3,640)	-62%

Nonoperating income (expense):
Interest expense	(2,950)	(2,789)	(161)	6%
Other income	104	689	(585)	-85%
Total nonoperating expense, net	(2,846)	(2,100)	(746)	36%
Net income (loss) before income tax benefit (expense)	(602)	3,784	(4,386)	-116%
Income tax benefit (expense)	210	(106)	316	-298%
Income (loss) from continuing operations	(392)	3,678	(4,070)	-111%
Income from discontinued operations	-	262	(262)	N/A
Net income (loss)	(392)	3,940	(4,332)
Dividends on preferred stock	3,050	1,150	1,900	165%
Net income (loss) attributable to noncontrolling interests	12	19	(7)	-37%
Net income (loss) attributable to common stockholders	$(3,454)	$2,771	$(6,225)	-225%

The following table presents our results of operations for the six months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Six Months Ended
	June 30,	June 30,
	2014	2013	Change ($)	Change (%)
Revenues:
Student housing rental	$47,272	$41,953	$5,319	13%
Student housing services	1,999	1,777	222	13%
Development, construction and management services	18,058	25,795	(7,737)	-30%
Total revenues	67,329	69,525	(2,196)	-3%
Operating expenses:
Student housing operations	21,360	19,512	1,848	10%
Development, construction and management services	15,315	24,315	(9,000)	-37%
General and administrative	7,155	5,559	1,596	29%
Transaction costs	2,045	588	1,457	248%
Ground leases	237	108	129	119%
Depreciation and amortization	14,233	11,572	2,661	23%
Total operating expenses	60,345	61,654	(1,309)	-2%
Equity in earnings (losses) of unconsolidated entities	(572)	2,306	(2,878)	-125%
Operating income	6,412	10,177	(3,765)	-37%

Nonoperating income (expense):
Interest expense	(6,326)	(5,673)	(653)	12%
Other income	170	725	(555)	-77%
Total nonoperating expense, net	(6,156)	(4,948)	(1,208)	24%

Net income before income tax benefit	256	5,229	(4,973)	-95%
Income tax benefit	400	346	54	16%
Income from continuing operations	656	5,575	(4,919)	-88%
Income from discontinued operations	-	532	(532)	N/A
Net income	656	6,107	(5,451)
Dividends on preferred stock	6,100	2,300	3,800	165%
Net income (loss) attributable to noncontrolling interests	(3)	30	(33)	-110%
Net income (loss) attributable to common stockholders	$(5,441)	$3,777	$(9,218)	-244%

Student Housing Operations

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $2.4 million and operating expenses in the student housing operations segment increased by approximately $0.9 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase in revenues was primarily due to the opening of two new properties in August 2013 (The Grove at Muncie, Indiana, and The Grove at Fort Collins, Colorado), and the opening of the undamaged portion of a new property in August 2013 (The Grove at Pullman, Washington), partially offset by a decrease of 2.4% in occupancy at our "same store" properties. The increase in operating expenses was primarily due to the aforementioned activity.

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $5.3 million and operating expenses in the student housing operations segment increased by approximately $1.8 million during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase in revenues was primarily due to the opening of two new properties in August 2013 (The Grove at Muncie, Indiana, and The Grove at Fort Collins, Colorado), and the opening of the undamaged portion of a new property in August 2013 (The Grove at Pullman, Washington), partially offset by a decrease of 2.7% in occupancy at our "same store" properties. The increase in operating expenses was primarily due to the aforementioned activity.

New Property Operations. In January 2014, we acquired the remaining ownership interests in The Grove at Denton, Texas, which contributed approximately $0.5 million of NOI ($1.0 million of revenues and $0.5 million of operating expenses) for the three months ended June 30, 2014, compared to no contribution for the three months ended June 30, 2013. Prior to the acquisition of these interests, we accounted for our ownership in The Grove at Denton, Texas under the equity method. In August 2013, we began operations at The Grove at Muncie, Indiana, The Grove at Fort Collins, Colorado, The Grove at Flagstaff II, Arizona, and partial operations at The Grove at Pullman, Washington, which contributed approximately $1.9 million of NOI ($2.6 million of revenues and $0.7 million of operating expenses) for the three months ended June 30, 2014, compared to no contribution for the three months ended June 30, 2013.

Our ownership in The Grove at Denton, Texas, contributed approximately $1.1 million of NOI ($1.9 million of revenues and $0.8 million of operating expenses) for the six months ended June 30, 2014, compared to no contribution for the six months ended June 30, 2013. Operations at The Grove at Muncie, Indiana, The Grove at Fort Collins, Colorado, The Grove at Flagstaff II, Arizona, and partial operations at The Grove at Pullman, Washington, contributed approximately $3.9 million of NOI ($5.2 million of revenues and $1.3 million of operating expenses) for the six months ended June 30, 2014, compared to no contribution for the six months ended June 30, 2013.

"Same-Store" Property Operations. Our 28 "same-store” properties contributed approximately $11.4 million of NOI ($20.8 million of revenues and $9.4 million of operating expenses) for the three months ended June 30, 2014 compared to approximately $12.1 million of NOI ($21.5 million of revenues and $9.4 million of operating expenses) for the three months ended June 30, 2013. The decrease in revenue at our "same-store" properties was primarily due a decrease in average occupancy from approximately 92.5% for the three months ended June 30, 2013 to approximately 90.1% for the three months ended June 30, 2014. There were no large fluctuations in operating expenses between the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Our 28 "same-store” properties contributed approximately $22.9 million of NOI ($41.8 million of revenues and $18.9 million of operating expenses) for the six months ended June 30, 2014 compared to approximately $24.0 million of NOI ($43.0 million of revenues and $19.0 million of operating expenses) for the six months ended June 30, 2013. The decrease in revenue at our "same-store" properties was primarily due a decrease in average occupancy from approximately 93.0% for the six months ended June 30, 2013 to approximately 90.3% for the six months ended June 30, 2014. There were no large fluctuations in operating expenses between the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The following is a reconciliation of our net income (loss) attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$(3,454)	$2,771	$(5,441)	$3,777
Net income (loss) attributable to noncontrolling interests	12	19	(3)	30
Preferred stock dividends	3,050	1,150	6,100	2,300
Income tax (benefit) expense	(210)	106	(400)	(346)
Other (income) expense	(104)	(689)	(170)	(725)
(Income) loss from discontinued operations	-	(262)	-	(532)
Interest expense	2,950	2,789	6,326	5,673
Equity in (earnings) losses of unconsolidated entities	891	(1,896)	572	(2,306)
Depreciation and amortization	7,254	5,894	14,233	11,572
Ground lease expense	120	54	237	108
General and administrative expense	3,649	2,908	7,155	5,559
Transaction costs	1,460	203	2,045	588
Development, construction and management services expenses	8,920	13,657	15,315	24,315
Development, construction and management services revenues	(10,622)	(14,368)	(18,058)	(25,795)
Total NOI	$13,916	$12,336	$27,911	$24,218
Same store properties NOI	$11,393	$12,109	$22,937	$23,988
New properties NOI	$1,770	$-	$3,552	$-
Toledo and Pullman NOI	$753	$227	$1,422	$230

Development, Construction and Management Services

Revenues and operating expenses in the development, construction and management services segment decreased by approximately $3.7 million and approximately $4.7 million, respectively, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Our development, construction and management services segment recognizes revenues and operating expenses for development, construction and management services provided to unconsolidated joint ventures in which we have an ownership interest. We eliminate revenue and related expenses on such transactions with our unconsolidated entities to the extent of our ownership interest. The decreases in development, construction and management services revenues and operating expenses were primarily due to a lower volume of unconsolidated service activity and the scope and timing of those services. During the three months ended June 30, 2014, we provided construction and development services for two unconsolidated joint ventures in which we have a 30% interest and development-only services for two unconsolidated joint ventures in which we have a 47% interest, one unconsolidated joint venture in which we have a 30% interest, and one unconsolidated joint venture in which we have a 67% interest. During the three months ended June 30, 2013, we provided construction and development services for three unconsolidated joint ventures in which we have a 20% interest.

Revenues and operating expenses in the development, construction and management services segment decreased by approximately $7.7 million and approximately $9.0 million, respectively, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decreases in development, construction and management services revenues and operating expenses were primarily due to a lower volume of unconsolidated service activity and the scope and timing of those services. During the six months ended June 30, 2014, we provided construction and development services for two unconsolidated joint ventures in which we have a 30% interest and development-only services for two unconsolidated joint ventures in which we have a 47% interest, one unconsolidated joint venture in which we have a 30% interest, and one unconsolidated joint venture in which we have a 67% interest. During the six months ended June 30, 2013, we provided construction and development services for three unconsolidated joint ventures in which we have a 20% interest.

General and Administrative

General and administrative expenses increased by approximately $0.7 million and $1.6 million for the three and six months ended June 30, 2014 compared to the same periods for 2013, respectively. The increases were primarily due to an increase in the number of full-time employees, professional fees and travel expenses resulting from our growth.

Transaction Costs

We recognized approximately $1.5 million and approximately $0.2 million in transaction costs related to the CB Portfolio, CSH Montreal, and other transactions for the three months ended June 30, 2014 and 2013, respectively. We capitalized approximately $0.2 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment for the three months ended June 30, 2014.

We recognized approximately $2.1 million and $0.6 million in transaction costs related to the CB Portfolio, CSH Montreal, and other transactions for the six months ended June 30, 2014 and 2013, respectively. We capitalized approximately $2.0 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment for the six months ended June 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.4 million and $2.7 million for the three and six months ended June 30, 2014 compared to the same periods for 2013, respectively. This increase was primarily due to the increase in the number of operating properties.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities, which represents our share of the net income from entities in which we have a non-controlling interest decreased by approximately $2.8 million and $2.9 million, respectively, for the three and six months ended June 30, 2014 compared to the same periods for 2013. This decrease is primarily a result of the expiration in March 2014 of the preferred payment related to the Copper Beech portfolio.

For the three and six months ended June 30, 2014, the net loss of the CB Portfolio reflecting the impact of the Company’s cost basis of its investment in Copper Beech, including adjustments related to purchase accounting, was approximately ($1.4) million and ($2.5) million, respectively. Our share of these net losses was approximately ($0.9) million and ($1.7) million for the three and six months ended June 30, 2014, respectively. Our investment in the CB Portfolio entitled us to a preferred payment of $13.0 million over the first year of our investment, beginning March 18, 2013 and ending March 17, 2014. During the period from January 1, 2014 through March 17, 2014, we were entitled to approximately $2.8 million of the preferred payment, of which, we recognized $0.9 million of the $2.8 million in equity in earnings. The remaining $1.9 million of the $2.8 million was not recognized in equity in earnings, as we are required to eliminate the portion of the preferred payment related to our ownership interest in the CB Portfolio. If we had not been entitled to the preferred payment, our equity in earnings in the CB Portfolio during the six months ended June 30, 2014 would have been a loss of approximately ($1.9) million, which includes our share of the net loss of approximately ($1.7) million and ($0.2) million of amortization of the net difference in our carrying value of investment as compared to the underlying equity in net assets of the investee.

As of June 30, 2014, the CB Portfolio had paid us the full amount of the preferred payment. See Note 6 to the accompanying condensed consolidated financial statements.

Interest Expense

Interest expense increased approximately $0.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to an increase in average outstanding indebtedness, partially offset by a lower interest rate on our Revolving Credit Facility in the second quarter of 2014.

Interest expense increased approximately $0.7 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to an increase in increase in average outstanding indebtedness, partially offset by a lower interest rate on our Revolving Credit Facility in the first half of 2014.

Other Income/(Expense)

Other income decreased approximately ($0.6) million for the three and six months ended June 30, 2014 as compared to the same periods in 2013. In 2013, we earned interest on a $31.7 million notes receivable from the CB Investors that was repaid in full in the fourth quarter of 2013.

Income Tax Benefit

We recorded an income tax benefit for both the six months ended June 30, 2014 and the six months ended June 30, 2013 primarily as a result of reducing the valuation allowance on our deferred tax assets. The deferred tax assets are expected to be utilized against future taxable income and reversing existing deferred tax liabilities.

Income from Discontinued Operations

In December 2013, we sold four wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas and classified their results of operations within discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss). There was no such disposition during the three months or six months ended June 30, 2014.

Dividends on Preferred Stock

Dividends on preferred stock increased to approximately $3.1 million and $6.1 million for the three and six months ended June 30, 2014, respectively, compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2013, respectively, primarily due to an increase in the average number of shares of preferred stock outstanding in 2013. In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of 3,800,000 shares of preferred stock.

Cash Flows

Net cash provided by operating activities was approximately $22.6 million for the six months ended June 30, 2014 as compared to approximately $16.9 million for the six months ended June 30, 2013, an increase of approximately $5.7 million. Net income adjusted for non-cash items provided approximately $20.2 million for the six months ended June 30, 2014 as compared to approximately $20.0 million for the six months ended June 30, 2013, an increase of approximately $0.2 million. This increase is due to the addition of properties placed into service in 2013. Approximately $2.4 million was provided by working capital purposes for the six months ended June 30, 2014 as compared to approximately $3.1 million used by working capital accounts for the six months ended June 30, 2013, an increase of approximately $5.5 million. The increase was primarily due to the timing of construction billings and vendor payments.

Net cash used in investing activities totaled approximately $103.9 million for the six months ended June 30, 2014 as compared to net cash used of approximately $414.8 million for the six months ended June 30, 2013, a decrease of approximately $310.9 million. For the six months ended June 30, 2014, we acquired the remaining ownership interests in The Grove at Denton, Texas. See Note 5 to the accompanying condensed consolidated financial statements. For the six months ended June 30, 2013, we acquired ownership interests in the CB Portfolio as well as the property acquisition in Toledo, Ohio.

Net cash provided by financing activities totaled approximately $66.8 million for the six months ended June 30, 2014 as compared to net cash provided of approximately $400.4 million for the six months ended June 30, 2013, a decrease of approximately $333.6 million. For the six months ended June 30, 2014, we funded ongoing construction projects through our Revolving Credit Facility and made dividend payments on a higher average number of outstanding shares of common and preferred stock, as compared to the six months ended June 30, 2013. For the six months ended June 30, 2013, we received net proceeds of approximately $299.7 million from a common stock offering, which was used to fund the acquisition of ownership interests in the CB Portfolio as well as for working capital purposes.

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

As of June 30, 2014, we had approximately $135.0 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of June 30, 2014, we had approximately $84.1 million in borrowing capacity under our Revolving Credit Facility, and amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

We incur an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility (i) of 0.30% per annum if our average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if our average borrowing is greater than 50.0% of the total amount available.

Additionally, the Amended Credit Facility has an accordion feature that allows us to request an increase in the total commitments from $300.0 million to $600.0 million, subject to conditions. Amounts outstanding under the Amended Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Second Amended and Restated Credit Agreement) plus a spread that depends upon our leverage ratio. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At June 30, 2014, the interest rate on the Revolving Credit Facility borrowings and Term Loan was 2.06% and 2.01%, respectively.

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

As of June 30, 2014, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

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

We are building four new student housing properties which are wholly owned by us. We are currently targeting completion of these properties for the 2014-2015 academic year and expect the cost to complete to be approximately $123.6 million. As of June 30, 2014, for these projects, we have the necessary financing in place. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). For each of these projects, we commenced construction subsequent to conducting significant pre-development activities.

We are building two new student housing properties which are owned by HSRE X, a joint venture that we established with HSRE, and in which we own a 30.0% interest. We are currently targeting completion of these properties for the 2014-2015 academic year and expect the cost to complete to be approximately $69.1 million and our net pro rata share of equity will be approximately $20.7 million. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). As of June 30, 2014, for these projects, we have the necessary financing in place. For each of these projects, we commenced construction subsequent to conducting significant pre-development activities.

We are building one new student housing property which is owned by HSRE IX, a joint venture that we established with HSRE and Brandywine, in which we own a 30.0% interest. We are currently targeting completion of this property for the 2014-2015 academic year and expect the cost to complete to be approximately $158.5 million and our net pro rata share of equity will be approximately $47.6 million. As of June 30, 2014, for this project, we have the necessary financing in place. No assurance can be given that we will complete construction of this property in accordance with our current expectations (including the estimated cost thereof). For this project, we commenced construction subsequent to conducting significant pre-development activities.

We are also redeveloping two new student housing properties that are owned by CSH Montreal, a joint venture that we established with Beaumont in which we own a 47.0% interest. We are currently targeting completion of these properties prior to the 2014-2015 academic year and expect the cost to complete to be approximately $166.4 million and our net pro rata share of equity will be $66.6 million. As of June 30, 2014, for these projects, the joint venture has the necessary financing in place, for which we are the guarantor. No assurance can be given that we will complete construction of these properties in accordance with our current expectations (including the estimated cost thereof). For each of these projects, we commenced construction subsequent to conducting significant pre-development activities.

Copper Beech is also building one new student housing property in which our interest will be commensurate with the remainder of the CB portfolio. We are currently targeting completion of this property prior to the 2014-2015 academic year and expect the cost to complete to be approximately $33.6 million and our net pro rata share of equity will be $22.5 million. We intend to finance our share of the remaining construction costs through the Revolving Credit Facility. No assurance can be given that we will complete construction of this property in accordance with our current expectations (including the estimated cost thereof). For this project, we commenced construction subsequent to conducting significant pre-development activities.

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

Commitments

The following table summarizes our contractual commitments as of June 30, 2014 (including future interest payments) (in thousands):

Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter

Long-Term Debt Obligations	$529,088	$1,387	$94,594	$378,587	$54,520
Interest Payments on Outstanding Debt Obligations	49,720	6,952	25,604	8,894	8,270
Operating Lease Obligations	47,354	735	2,957	2,989	40,673
Purchase Obligations (1)	40,549	40,150	399	-	-

Total (2)	$666,711	$49,224	$123,554	$390,470	$103,463

(1)	Obligations relate to subcontracts executed by Campus Crest Construction to complete projects under construction at June 30, 2014.
(2)	Excludes joint venture debt of approximately $32.5 million due to mature in February 2015, of which we are a 63.9% owner, approximately $49.6 million that matures December 2014 and January 2015, of which we are a 10.0% owner, approximately $53.7 million that matures May 2015 and December 2015, of which we are a 20.0% owner, approximately $60.1 million that matures in July 2016, of which we are a 30.0% owner, approximately $20.0 million that matures September 2016 and September 2018, of which we are a 30.0% owner, and approximately $72.3 million that matures in January 2016, of which we are a 47.0% owner.

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

We are the guarantor of the construction and mortgage debt and revolving credit facilities of our ventures with HSRE and Beaumont. Detail of our unconsolidated investments at June 30, 2014 is presented in the following table (in thousands):

							Debt
								Weighted
				Number of Properties				Average
	Our		Year	In	Under	Our Total	Amount	Interest
Unconsolidated Entities	Ownership		Founded	Operation	Development	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%		2009	3	-	$10,566	$32,485	2.65	%(1)	2/9/2015
HSRE-Campus Crest V, LLC	10.0%		2011	3	-	3,311	49,614	2.87	%(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%		2012	3	-	12,759	53,706	2.47	%(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%		2013	-	1	18,972	60,063	2.35	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%		2013	-	2	9,489	19,984	2.32	%(1)	9/06/2016-9/30/2018
HSRE-Campus Crest XII, LLC	20.0%		2014	-	2	10,188	-	n/a		n/a
CB Portfolio	67.0	%(3)	2013	28	-	251,214	389,770	5.65	%(2)	6/01/2014 – 10/01/2020
CB Ames	67.0%		2013	-	1	14,614	10,336	2.40%		5/2/2017
CSH Montreal LP	47.0	%(4)	2013	-	2	38,032	73,627	6.37	%(1)	1/13/2016
Other	20.0%		2013	-	_	1,393	-	n/a		n/a
Total Unconsolidated Entities				37	8	$370,538	$689,585	4.67%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	As of June 30, 2014, we had a 67.0% effective interest in the CB Portfolio.
(4)	As of June 30, 2014, we had a CAD 16.0 million ($15.0 million) of preferred bridge equity in CSH Montreal. See Note 5 to the accompanying condensed consolidated financial statements.

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

The following table presents a reconciliation of our FFO to our net income (loss) for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Funds from operations (“FFO”)
Net income (loss) attributable to common stockholders	$(3,454)	$2,771	$(5,441)	$3,777
Net income (loss) attributable to noncontrolling interests	12	19	(3)	30
Real estate related depreciation and amortization	6,908	5,646	13,585	11,181
Real estate related depreciation and amortization - discontinued operations	-	764	-	1,525
Real estate related depreciation and amortization unconsolidated entities	7,264	3,624	14,597	4,431
FFO	$10,730	$12,824	$22,738	$20,944

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

FFO	$10,730	$12,824	$22,738	$20,944
Elimination of transaction costs	1,460	203	2,045	588
Elimination of fair value of debt adjustment at our investment in Copper Beech	(1,765)	(833)	(3,519)	(945)
Funds from operations adjusted (“FFOA”)	$10,425	$12,194	$21,264	$20,587

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2014, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread for borrowing under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based on borrowing and from 0.75% to 1.50% for Base Rate borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowing and from 0.70% to 1.45% for Base Rate based borrowings. At June 30, 2014, the spread on our Revolving Credit Facility and Term Loan was 2.06% and 2.01%, respectively.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of June 30, 2014, approximately $245.5 million of our aggregate indebtedness (46.7% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $2.5 million, assuming that the amount outstanding under our variable rate debt remains at $245.5 million, the balance as of June 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective, as of June 30, 2014, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes to our internal control over financial reporting during the second quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 3, 2012, we and certain of our subsidiaries were named as defendants in a lawsuit filed with the 250th Judicial District Court in Travis County in Austin, Texas. The case arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured. The claims in the lawsuit against Campus Crest and certain of its subsidiaries by the plaintiffs were settled in their entirety on July 29, 2014 without any admission of liability on the part of Campus Crest or its subsidiaries.  The settlement, which is covered by our existing insurance coverage, will not have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the section entitled "Risk Factors" beginning on page 11 of our Annual Report on Form 10-K/A for the year ended December 31, 2013. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: August 11, 2014

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ Donald L. Bobbitt, Jr.
Donald L. Bobbitt, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

