Form 10-Q
period 2014-09-30
Campus Crest Communities, Inc.
filed 2014-11-10
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2014
Common Stock, $0.01 par value per share	64,737,205 shares

CAMPUS CREST COMMUNITIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Investment in real estate, net:
Student housing properties	$923,531	$716,285
Accumulated depreciation	(120,121)	(102,356)
Development in process	31,485	91,184
Investment in real estate, net	834,895	705,113
Investment in unconsolidated entities	267,854	324,838
Cash and cash equivalents	18,313	32,054
Restricted cash	6,207	32,636
Student receivables, net of allowance for doubtful accounts of $2,812 and $539, respectively	2,847	2,825
Cost and earnings in excess of construction billings	24,449	42,803
Other assets, net	46,557	42,410
Total assets	$1,201,122	$1,182,679

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans	$279,152	$205,531
Line of credit and other debt	301,122	207,952
Accounts payable and accrued expenses	69,902	62,448
Construction billings in excess of cost and earnings	8	600
Other liabilities	23,071	11,167
Total liabilities	673,255	487,698
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized: 8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 6,100,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	61	61
Common stock, $0.01 par value, 500,000,000 shares authorized, 64,779,313 and 64,502,430 shares issued and outstanding on September 30, 2014 and December 31, 2013, respectively	648	645
Additional common and preferred paid-in capital	771,813	773,896
Accumulated deficit and distributions	(251,586)	(84,143)
Accumulated other comprehensive loss	(1,452)	(71)
Total Campus Crest Communities, Inc. stockholders' equity	519,484	690,388
Noncontrolling interests	8,383	4,593
Total equity	527,867	694,981
Total liabilities and equity	$1,201,122	$1,182,679

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues:
Student housing rental	$26,985	$22,165	$74,256	$64,118
Student housing services	1,043	867	3,043	2,645
Property management services	281	225	711	539
Total revenues	28,309	23,257	78,010	67,302
Operating expenses:
Student housing operations	12,513	9,923	33,874	29,341
General and administrative	3,898	2,424	11,052	8,076
Impairment of land & pre-development costs	29,790	-	29,790	-
Write-off of corporate other assets	7,765	-	7,765	-
Transaction costs	286	247	2,331	835
Ground leases	120	54	357	162
Depreciation and amortization	7,036	5,581	21,270	17,154
Total operating expenses	61,408	18,229	106,439	55,568
Equity in earnings of unconsolidated entities	635	1,302	63	3,608
Impairment of unconsolidated entities	(50,866)	-	(50,866)	-
Effect of not exercising Copper Beech purchase option	(34,047)	-	(34,047)	-
Operating income (loss)	(117,377)	6,330	(113,279)	15,342

Nonoperating income (expense):
Interest expense, net	(3,639)	(3,091)	(9,965)	(8,764)
Other income (expense)	(41)	696	129	1,421
Total nonoperating expense, net	(3,680)	(2,395)	(9,836)	(7,343)
Net income (loss) before income tax benefit (expense)	(121,057)	3,935	(123,115)	7,999
Income tax benefit (expense)	(1,131)	(40)	(731)	306
Income (loss) from continuing operations	(122,188)	3,895	(123,846)	8,305
Income (loss) from discontinued operations	(5,506)	958	(3,191)	2,655
Net income (loss)	(127,694)	4,853	(127,037)	10,960
Dividends on preferred stock	3,050	1,150	9,150	3,450
Net income (loss) attributable to noncontrolling interests	(770)	26	(773)	51
Net income (loss) attributable to common stockholders	$(129,974)	$3,677	$(135,414)	$7,459

Per share data - basic and diluted
Income (loss) from continuing operations attributable to common stockholders	$(1.92)	$0.05	$(2.04)	$0.08
Income from discontinued operations attributable to common shareholders	(0.09)	0.01	(0.05)	0.05
Net income (loss) per share attributable to common stockholders	$(2.01)	$0.06	$(2.09)	$0.13

Weighted-average common shares outstanding:
Basic	64,770	64,518	64,650	58,461
Diluted	64,770	64,953	64,650	58,896

Condensed consolidated statements of comprehensive income (loss):
Net income (loss)	$(127,694)	$4,853	$(127,037)	$10,960
Foreign currency translation	(1,614)	88	(1,391)	88
Change in fair value of interest rate derivatives	-	-	-	59
Comprehensive income (loss)	(129,308)	4,941	(128,428)	11,107
Net income (loss) attributable to noncontrolling interests	(770)	26	(773)	51
Foreign currency translation and change in fair value of interest rate derivatives attributable to noncontrolling interest	11	-	10	(1)
Dividends on preferred stock	3,050	1,150	9,150	3,450
Comprehensive income (loss) attributable to common stockholders	$(131,599)	$3,765	$(136,815)	$7,607

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Campus Crest Communities, Inc. Stockholders' Equity
	Series A		Additional		Accumulated
	Cumulative		Common and	Accumulated	Other
	Redeemable	Common	Preferred Paid-	Deficit and	Comprehensive	Total Stockholders'	Noncontrolling	Total
	Preferred Stock	Stock	in Capital	Distributions	Income (Loss)	Equity	Interests	Equity

Balance at December 31, 2013	$61	$645	$773,896	$(84,143)	$(71)	$690,388	$4,593	$694,981
Issuance of restricted stock	-	3	(3)	-	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	2,712	-	-	2,712	-	2,712
Dividends on preferred stock	-	-	-	(9,150)	-	(9,150)	-	(9,150)
Dividends on common stock	-	-	-	(32,034)	-	(32,034)	-	(32,034)
Dividends to noncontrolling interests	-	-	-	-	-	-	(215)	(215)
Foreign currency translation	-	-	-	-	(1,380)	(1,380)	(10)	(1,390)
Non-controlling interest in Copper Beech at Ames, LLC	-	-	(4,792)	-	-	(4,792)	4,792	-
Net income (loss)	-	-	-	(126,264)	-	(126,264)	(773)	(127,037)
Balance at September 30, 2014	$61	$648	$771,813	$(251,591)	$(1,451)	$519,480	$8,387	$527,867

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2014	2013

Operating activities:
Net income (loss)	$(127,037)	$10,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,270	17,154
Depreciation included in discontinued operations	-	2,070
Impairment of damaged assets	-	3,312
Impairment of land and pre-development costs	29,790	-
Write-off of corporate other assets	7,765	-
Amortization of deferred financing costs and debt discount	2,033	1,089
Loss on disposal of assets	138	-
Proceeds received for business interruption insurance	1,925	-
Provision for bad debts	2,294	1,835
Impairment of unconsolidated entities	50,866	-
Equity in earnings of unconsolidated entities	(63)	(3,608)
Effect of not exercising Copper Beech purchase option	34,047	-
Distributions of accumulated earnings from unconsolidated entities	810	305
Share based compensation expense	1,404	2,352
Changes in operating assets and liabilities:
Restricted cash	(1,287)	(723)
Student receivables	(2,434)	(3,270)
Construction billings	17,762	(7,922)
Accounts payable and accrued expenses	(3,082)	19,528
Other	(4,012)	(10,698)
Net cash provided by operating activities	32,189	32,384
Investing activities:
Investments in development in process	(117,976)	(102,928)
Insurance proceeds received for damaged assets	590	1,000
Investments in student housing properties	(7,293)	(7,835)
Acquisition of student housing properties	(7,661)	(13,801)
Investments in unconsolidated entities	(51,616)	(300,889)
Issuance of notes receivable	-	(31,700)
Capital distributions from unconsolidated entities	6,762	4,098
Corporate capital expenditures	(4,330)	(12,122)
Change in restricted cash	27,716	(3,544)
Net cash used in investing activities	(153,808)	(467,721)
Financing activities:
Proceeds on mortgage loans	75	-
Repayments on mortgage loans	(1,721)	-
Proceeds on construction loans	58,428	22,234
Proceeds from line of credit and other debt	109,414	189,376
Repayments of line of credit and other debt	(15,385)	(18,182)
Debt issuance costs	(580)	(863)
Payment of offering	(817)	(13,035)
Dividends paid to common stockholders	(31,980)	(36,399)
Dividends paid to preferred stockholders	(9,341)	(3,450)
Dividends to noncontrolling interests	(215)	(215)
Proceeds from sale of common stock	-	312,736
Net cash provided by financing activities	107,878	452,202
Net change in cash and cash equivalents	(13,741)	16,865
Cash and cash equivalents at beginning of period	32,054	5,970
Cash and cash equivalents at end of period	$18,313	$22,835

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$8,257	$8,398
Cash paid for income taxes	601	145

Non-cash investing and financing activity:
Effect of not exercising Copper Beech purchase option	$34,047	$-
Common and preferred stock dividends declared but not paid	13,310	11,687
Assumption of mortgage debt related to purchase of previously unconsolidated entities	-	-
Change in payables related to dividends to common and preferred stockholders and noncontrolling interest	(138)	4,477
Insurance proceeds receivable related to damaged assets	985	-
Payables at period-end related to capital expenditures	16,668	30,970
Change in payables related to capital expenditures	802	1,194
Change in payables related to investment in unconsolidated entities	-	6,588
Equipment acquired under capital lease obligations	568	-
Share-based compensation capitalized to development in process	1,307	-
The Company acquired the remaining ownership in HSRE IV for approximately $7.7 million
In conjunction with the acquisition liabilities assumed were as follows:
Fair value of assets acquired	$26,854	$-
Cash paid for 80% interest	(7,661)	-
Fair value of Company's 20% interest owned prior to the acquisition	(1,915)	-
Liabilities assumed	17,278	-

See accompanying notes to condensed consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Campus Crest Communities, Inc., together with its subsidiaries, referred to herein as the “Company,” “we,” “us,” “our,” and “Campus Crest,” is a self-managed and self-administered real estate investment trust (“REIT”) focused on owning and managing a high-quality student housing portfolio located close to college campuses. We currently own the sole general partner interest and own limited partner interests in Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”). We hold substantially all of our assets, and conduct substantially all of our business, through the Operating Partnership.

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

We have made the election to treat Campus Crest TRS Holdings, Inc. ("TRS Holdings"), our wholly-owned subsidiary, as a taxable REIT subsidiary (“TRS”). TRS Holdings holds the development, construction and management companies (See Note 4 regarding the discontinuation of operations of our development and construction services companies) that provide services to entities in which we do not own 100% of the equity interests. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes.

As of September 30, 2014, we had ownership interests in 47 operating student housing Grove properties containing approximately 26,000 beds. Thirty-six of our Grove properties are wholly-owned and eleven of our Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE") or with HSRE and Brandywine Realty Trust ("Brandywine"). As of September 30, 2014, we also owned interests in 36 (35 unconsolidated and 1 consolidated (Copper Beech at Ames)) operating student housing Copper Beech properties (“CB Portfolio”) containing approximately 17,000 beds, interests in three operating student housing evo properties containing approximately 3,000 beds, and one wholly-owned re-development property containing approximately 335 beds. Our portfolio consists of the following:

Properties in
Operation
Wholly owned Grove properties	36
Joint Venture Grove properties	11
Total Grove Properties	47
Joint Venture evo properties	3
CB Portfolio	36
Total Portfolio(1)	86

(1)	Our 100% owned property in Toledo, Ohio, which was acquired in March 2013, is excluded.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), as well as instructions to Form 10-Q, and represent our financial position, results of operations and cash flows. Third party equity interests in the Operating Partnership and a consolidated variable interest entity, Copper Beech at Ames, LLC, are reflected as noncontrolling interests in our condensed consolidated financial statements. We also have interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

During the three months ended September 30, 2014, we reclassified our development and construction services companies as discontinued operations due to strategic repositioning initiatives (see Note 4). Accordingly, we have reclassified the results of these operations to “Income (loss) from discontinued operations” in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013. The development and construction services companies were included within the development, construction and management services segment.

In December 2013, we sold four wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas. These four properties were included within the student housing operations segment. Prior period amounts related to the December 2013 asset dispositions also have been reclassified as discontinued operations in our condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate, valuation allowance on deferred tax assets, initial valuation and underlying allocation of purchase price to newly acquired student housing properties, and the interest in properties acquired in connection with not exercising the Copper Beech purchase option, determination of fair value for impairment assessments, and fair value of financial assets and liabilities, including derivatives, fair value of the debt and equity components of the exchangeable notes at the date of issuance and allowance for doubtful accounts. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically and the effect of such revisions are reflected prospectively in the period in which they occur.

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of our student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $1.9 million and $6.2 million was capitalized during the three and nine months ended September 30, 2014, respectively, and interest totaling approximately $0.8 million and $2.3 million was capitalized during the three and nine months ended September 30, 2013, respectively.

We capitalize costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts we capitalize all direct costs and indirect costs that have been incurred as a result of the development. These costs include interest, related loan fees and property taxes as well as other direct and indirect costs. We capitalize interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are capitalized. Indirect costs not clearly related to acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred. Capitalized indirect costs associated with our development activities were $3.9 million and $10.8 million for the three and nine months ended September 30, 2014, respectively, and $2.1 million and $6.5 million for the three and nine months ended September 30, 2013, respectively. The Company developed 10 properties in 2014, versus 6 in 2013, leading to significantly higher capitalized indirect costs in 2014. All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pre-development costs are capitalized when they are directly identifiable with the specific property and would be capitalized if the property were already acquired and acquisition of the property or an option to acquire the property is probable. Capitalized pre-development costs are expensed when management believes it is no longer probable that a contract will be executed and/or construction will commence. Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or if we are unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and expenses any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. Such write-offs are included within impairment of land and pre-development costs in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2014, we had no pre-development costs related to development projects for which construction has not commenced and, as of December 31, 2013, we had deferred approximately $10.5 million in pre-development costs related to development projects for which construction had not commenced (see Note 4 regarding our strategic repositioning initiatives). As of September 30, 2014, we owned four strategically held land parcels that could be used for the development of four phase two properties with an aggregate bed count ranging from approximately 1,000 to 1,500, and twelve land parcels which we intend to divest. The costs associated with these land parcels are included in development in process on the accompanying condensed consolidated balance sheets.

Management assesses whether there has been impairment in the value of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of investment in real estate is measured by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property over the expected hold period. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the property. The estimation of future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment reducing the carrying value of our long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is recorded as an impairment charge. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the accompanying condensed consolidated statements of cash flows. We maintain cash balances in various banks. At times our balances may exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). We do not believe this presents significant exposure for our business.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance and funding capital improvements. In certain instances, restricted cash consists of funds, required by a counter-party to our derivative contracts to serve as collateral for future settlements of those derivative contracts. At December 31, 2013, we held approximately $28.2 million with a qualified intermediary to facilitate a tax deferred Section 1031 like-kind exchange in conjunction with the disposition of four properties, and at September 30, 2014, we no longer had funds held in escrow for these dispositions. Our funds in escrow are typically held in interest bearing accounts covered under FDIC insurance subject to applicable limits.

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

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in our consolidated subsidiaries which is not attributable to the Campus Crest Communities, Inc.’s stockholders. Accordingly, noncontrolling interests are reported as a component of equity, separate from stockholders’ equity, in the accompanying condensed consolidated balance sheets. On the condensed consolidated statements of operations and comprehensive income (loss), operating results are reported at their consolidated amounts, including both the amount attributable to Campus Crest Communities, Inc.’s stockholders and to noncontrolling interests.

Real Estate Ventures

We hold interests in our properties, both under development and in operation, through interests in both consolidated and unconsolidated real estate ventures. We assess our investments in real estate ventures to determine if a venture is a variable interest entity (“VIE”). Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. We consolidate entities that are VIEs for which we are determined to be the primary beneficiary. In instances where we are not the primary beneficiary, we do not consolidate the entity for financial reporting purposes. The primary beneficiary is the entity that has both (1) the power to direct the activities that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities that are not defined as VIEs are consolidated where we are the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control.

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

 Under the equity method, investments are initially recognized on the condensed consolidated balance sheets at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions, other than temporary impairments and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on our condensed consolidated balance sheets and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment below its carrying value, and we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value (see Note 4 regarding our strategic repositioning initiatives).

Segments

We define business segments by their distinct customer base and services provided. We have identified two reportable business segments: (i) student housing operations and (ii) property management services (development and construction services have been presented as discontinued operations for the periods presented, see Note 4). We evaluate the performance of our operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions. Unallocated corporate amounts include general expenses associated with managing our two reportable operating segments.

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

Property Management Services

 Management fees are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria are met.

Development and Construction Services (Presented in Discontinued Operations)

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have made the election to treat TRS Holdings, our subsidiary which holds our management companies (as well as the development and construction companies included within discontinued operations) that provide services to entities in which we do not own 100% of the equity interests, as a TRS. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes. Our TRS accounts for its income taxes in accordance with U.S. GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

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

Stock-Based Compensation

We grant restricted stock and restricted Operating Partnership ("OP Unit”) awards that typically vest over either a three or five year period. A restricted stock or OP Unit award is an award of shares of our common stock or OP Units that are subject to restrictions on transferability and other restrictions determined by our compensation committee at the date of grant. A grant date is established for a restricted stock award or restricted OP Unit award upon approval from our compensation committee and Board of Directors. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as our compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock or OP Units has all the rights of a stockholder or OP Unit holder as to these shares or units, including the right to vote and the right to receive dividends or distributions on the shares or units. The fair value of the award is determined based on the market value of our common stock on the grant date and is recognized on a straight-line basis over the applicable vesting period for the entire award with cost recognized at the end of any period being at least equal to the shares that were then vested.

Foreign Currency

Transactions denominated in foreign currencies are recorded in local currency at actual exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet dates are reported at the rates of exchange prevailing at those dates. Any gains or losses arising on monetary assets and liabilities from a change in exchange rates subsequent to the date of the transaction have been included in discontinued operations, if resulting from operations within our development or construction service company, or other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2014, we had foreign currency exposure to the Canadian dollar. The aggregate transaction gains and losses included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 were not significant.

The financial statements of certain equity method investees and certain foreign subsidiaries are translated from their respective functional currencies into U.S. dollars using current and historical exchange rates. Translation adjustments resulting from this process are reported separately and included as a component of accumulated other comprehensive income (loss) in stockholders' equity in the accompanying condensed consolidated balance sheets. Upon sale or liquidation of our investments, the translation adjustment would be reported as part of the gain or loss on sale or liquidation. During the three and nine months ended September 30, 2014, we recognized a foreign currency translation loss of approximately $(1.6) million and $(1.4) million, respectively, related to our investment in Campus Crest Student Housing Montreal, LP ("CSH Montreal LP”). Foreign currency translation loss is included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets and in comprehensive income the accompanying condensed consolidated statements of operations and comprehensive income (loss).

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Insurance Recoveries

Insurance recoveries are amounts due or received under our applicable insurance policies for asset damage and business interruption relating to the previously disclosed fire at The Grove at Pullman, Washington. Business interruption recovery is recorded when realized and included as a reduction within student housing operations expenses within the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2014, we recognized approximately $0.1 million and $1.2 million, respectively, of business interruption recovery.

Variable Interest Entity

During the year ended December 31, 2013, the Company entered into a variable interest entity ("VIE") with Copper Beech Townhome Communities, LLC ("CBTC") to develop, construct and manage a student housing property in Ames, Iowa. Using guidance found in ASC 810-10-50, the Company concluded that they are the primary beneficiary of the VIE and therefore have consolidated and included the results of operations of the VIE in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company also included the carrying amount of the VIE's assets and liabilities in the accompanying condensed consolidated balance sheet. The Company recorded $0.6 million and $0.2 million in revenues and expenses, respectively, related to the VIE for the three and nine months ended September 30, 2014. The Company recorded $27.7 million in assets and $22.9 million in liabilities and $4.8 million of noncontroling interests on the accompanying condensed consolidated balance sheet for the three and nine months ended September 30, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

3. Student Housing Properties

The following is a summary of our student housing properties, net for the periods presented (in thousands):

	September 30,	December 31,
	2014	2013

Land	$75,739	$58,439
Buildings and improvements	778,806	597,141
Furniture, fixtures and equipment	68,986	60,705
	923,531	716,285

Less: accumulated depreciation	(120,121)	(102,356)
	$803,410	$613,929

In January 2014, we consolidated The Grove at Denton, Texas, as we the acquired the outstanding 80% interest from HSRE resulting in an increase to our student housing properties (see Note 6).

4. Strategic Repositioning Initiatives

The Company has begun to implement a strategic repositioning of the Company which includes, among other things:

(1)	Simplifying the business model by discontinuing all construction and development and focusing on organic growth;

(2)	Reducing the number of joint ventures through planned dispositions of certain assets within its joint ventures to simplify asset ownership structure and reduce exposure to off-balance sheet obligations;

(3)	Exploring strategic options for the Company's investment in CSH Montreal LP;

(4)	Disposing of land which was previously held for future development (held in development in process as of September 30, 2014);

(5)	Identifying costs savings at the Company's properties and at the corporate office; and

(6)	Changing certain management.

For the three months ended September 30, 2014, discontinued operations related to construction and development generated $4.6 million in revenues, offset by $7.2 million in operating expenses, no depreciation, and $2.9 million in severance for a net loss of $5.5 million.

For the nine months ended September 30, 2014, construction and development revenues were $22.2 million, offset by $22.5 million in operating expenses, no depreciation and $2.9 million in severance for a net loss of $3.2 million. For the three months ended September 30, 2013, construction and development revenues were $17.0 million offset by $15.5 million of operating expenses and $0.5 million depreciation for the net income of $1.0 million. For the nine months ended September 30, 2014, construction and development generated revenue of $47.2 million offset by $42.4 million operating expenses and $2.1 million of depreciation for a net income of $2.7 million.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the quarter ended September 30, 2014, we recorded an impairment of $50.9 million in the condensed consolidated statement of operations and comprehensive income (loss) for certain of our unconsolidated entities, including $28.3 million related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and $22.6 million related to our investment in CSH Montreal LP. Factors giving rise to the strategic repositioning, including results below our expectations in original underwriting transactions and our communication from venture partner during the quarter ended September 30, 2014 about their desire to dispose of certain properties in the HSRE Investments in the near term, resulted in our determination that an other than temporary impairment existed. After the impairments were recorded, our carrying value of our HSRE Investments and investment in CSH Montreal LP were $12.8 million and $16.6 million, respectively. We engaged third-party specialists to assist us with our valuation of certain of the underlying properties in the HSRE Investments. An income approach was used to determine the fair value of our HSRE Investments. Inputs and assumptions included in the determination of fair value included our expectation of projected net operating income to be earned and capital expenditures to be incurred at the underlying properties and capitalization rates ranging between 6% and 8%. The capitalization rates were determined based on the marketability of each of the properties and the extent to which the operations of the property has stabilized. For our investment in CSH Montreal LP, we used a discounted cash flow valuation technique to estimate the fair value of the Company’s investment. The discounted cash flows take into consideration current occupancy levels with growing occupancies and revenue per available bed up to 95% and $1,050, respectively, over a five year period, an expected exit value based on a 7% capitalization rate, and a 9% discount rate. The discount rate includes our belief that the properties have not stabilized yet, given the occupancy levels of the properties owned by CSH Montreal LP during its first year of operations. These valuation techniques involve Level 3 inputs in the fair value hierarchy, and we believe that the highest and best use of these properties continues to be for student housing.

In connection with exiting the construction and development businesses, during the quarter ended September 30, 2014, we recorded impairment for land and pre-development costs of $29.8 million in the condensed consolidated statement of operations and comprehensive income (loss), based on their estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (market approach; which involved Level 3 inputs in the fair value hierarchy).

Additionally, we recorded $7.8 million of impairments of other assets related to corporate infrastructure changes, as a result of our strategic repositioning.

The Company terminated the employment of certain employees and eliminated positions as part of the strategic repositioning. In connection with these terminations, the Company recorded severance of $3.6 million during the three months ended September 30, 2014, of which $2.9 million is included in loss from discontinued operations and $0.7 million is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The $3.6 million is accrued and included in accounts payable and accrued expenses in the condensed consolidated balance sheet. The Company expects a portion of the remaining balance to be paid in the fourth quarter of 2014 with the remainder to be paid through 2016.

5. Income Taxes

We believe we are operating so as to qualify as a REIT under the Internal Revenue Code. Therefore we are not subject to federal income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders each year. As a result, no provision for federal income taxes has been included in the accompanying condensed consolidated financial statements. If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income and to federal income and excise taxes on our undistributed income.

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

	September 30, 2014	December 31, 2013
Deferred tax assets:
Solar investment tax credit	$2,116	$1,924
Federal and state net operating loss	3,576	79
Other	23	23
Less: valuation allowance	(5,295)	(484)
Total deferred tax assets, net of valuation allowance	420	1,542
Deferred tax liabilities:
Deferred revenue	-	(260)
Depreciation and amortization	(420)	(355)
Total deferred tax liabilities	(420)	(615)
Net deferred tax assets	$-	$927

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to our decision to discontinue construction and development operations, we believe it is more likely than not that we will not realize the value of our deferred tax assets, net of valuation allowance. Therefore, an increase of the valuation allowance of approximately $4.9 million and $4.8 million was recorded during the three and nine months ended September 30, 2014, respectively. We had no unrecognized tax benefits as of September 30, 2014 and December 31, 2013.

6. Business Acquisitions

Denton, Texas Acquisition

In January 2014, we acquired from HSRE its 80% ownership interest in HSRE IV, in which we previously held a 20% interest and which owns The Grove at Denton, Texas, for approximately $7.7 million. Prior to the acquisition of this interest, we accounted for our ownership interest in the property under the equity method. In connection with evaluating our investment in HSRE IV for impairment as of December 31, 2013, we recognized a loss of approximately $0.3 million for the other than temporary decline in value of our previously held equity interest in the property. The acquisition date fair value of the Company’s equity interest in HSRE IV immediately before the acquisition of the remaining interest in HSRE IV was $1.9 million based on the purchase price of the transaction. Subsequent to our acquisition of this interest, we consolidated the balance sheet and results of operations of The Grove at Denton, Texas. Since the acquisition date, the acquired property has contributed a total of $2.7 million in revenue and ($0.9) million in losses for the nine months ended September 30, 2014.

The following table is an allocation of the purchase price (in thousands):

Land	$4,770
Buildings and improvements	18,276
Furniture, fixtures and equipment	2,284
In-place leases	1,524
Other	(377)
Fair value of debt at acquisition	(16,901)
9,576
Less estimated fair value of interest owned prior to acquisition	(1,915)
$7,661

7. Investment in Unconsolidated Entities

We have investments in real estate ventures with HSRE, the former members (the “CB Investors”) of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (“CBTC PA,” together with CBTC, "Copper Beech"), and Beaumont Partners SA (“Beaumont”) that we do not consolidate. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties. Both we and our joint venture partners hold joint approval rights for major decisions, including those regarding property acquisitions and dispositions as well as property operation. As such, we have significant influence but not control in these joint ventures and account for them under the equity method of accounting.

 The Company acts as the operating member and day-to-day manager for our investments with HSRE and Beaumont and earns fees for these management services. Additionally, for the periods presented, the Company has provided development and construction services to the ventures with HSRE, Copper Beech and Beaumont and recognized fees as the services are performed. The fees related to development and construction services are included in "Income (loss) from discontinued operations" in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

In January 2014, CSH Montreal LP (“CSH Montreal”), our joint venture with Beaumont, acquired the ownership of HIM Holdings LP (“HIM Holdings”), an entity formed to facilitate the acquisition of the Holiday Inn Midtown in Montréal, Québec for approximately CAD 65 million ($58.6 million). In connection with the acquisition of the Holiday Inn property, we increased our ownership interest from 20.0% to 47.0% in CSH Montreal, the joint venture that owns the Holiday Inn Midtown (renamed evo à Sherbrooke) and the previously announced evo à Square Victoria. In January 2014, with the acquisition of the Holiday Inn Midtown property, we provided CAD 16.0 million ($15.0 million) of preferred bridge equity financing to CSH Montreal to be repaid to us on or before September 2, 2014. As of September 2, 2014, our preferred equity had not been repaid in full and as avesert we are now entitled to 40.54% of an cash distributions from CSH montreal with Beaumont and its partners being entitled to the remaining 39.46%. we retain our ownership interest of 47.0% in CSH Montreal. The Company estimates that it will be liable for approximately $5.2 million in future operating commitments through the 2014/2015 academic year. The Company is required to find operating commitments up to its 47.0% ownership in the partnership.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In conjunction with the Holiday Inn Midtown acquisition, CSH Montreal entered into a CAD 112.0 million ($102.2 million) acquisition and development credit facility to help fund the conversion of both hotels into upscale student housing towers. The credit facility provides for variable interest-only payments at the higher of the Canadian Prime rate, which was 3.00% at September 30, 2014, plus a weighted average spread of 3.38% or the Canadian Dealer Offered Rate (“CDOR”), which was 1.26% at September 30, 2014, plus 1%, plus a weighted average spread of 3.38% through its maturity date on January 13, 2016. This facility has one twelve-month extension option, subject to lender approval.

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

On August 18, 2014, the Company elected not to exercise the first purchase option to acquire additional interests in the properties comprising the CB Portfolio.  As a result of this decision, the Company is entitled to 48.0% of the operating cash flows in the 35 operating properties, one office building and one parcel of land as well as 45.0% of the proceeds of any sale of any portion of the CB Portfolio. In addition, any future purchase options to acquire additional interests in the CB Portfolio are forfeited. During the three months ended September 30, 2014, and as a result in the change in ownership percentage in the CB Portfolio, the Company incurred a one-time non-cash charge of $34.0 million, which is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

We are the guarantor of the construction and mortgage debt or credit facilities of our joint ventures with HSRE and Beaumont. Details of our unconsolidated investments at September 30, 2014 are presented in the following table (dollars in thousands):

								Debt
									Weighted
				Number of					Average
	Our		Year	Properties In	Total	Total(5)	Net Total	Amount	Interest
Unconsolidated Entities	Ownership		Founded	Operation	Investment	Impairment	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%		2009	3	$10,375	$(10,168)	$207	$32,485	2.66	%(1)	2/9/2015
HSRE-Campus Crest V, LLC	10.0%		2011	3	3,627	(3,627)	-	49,614	2.87	%(1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%		2012	3	12,618	(5,713)	6,905	53,706	2.47	%(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%		2013	1	19,226	-	19,226	81,115	2.36	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%		2013	2	9,915	(4,234)	5,681	34,928	2.34	%(1)	9/06/2016-9/30/2018
CB Portfolio	48.0	%(3)	2013	35	219,263	-	219,263	228,520	5.54	%(2)	10/11/2014 – 10/01/2020
CSH Montreal LP	60.5	%(4)	2013	2	39,198	(22,626)	16,572	77,993	6.38	%(1)	1/13/2016
Total Unconsolidated Entities				49	$(314,222)	$(46,368)	$267,854	$558,361	4.30%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	As of September 30, 2014, we had a 48.0% ownership interest in the CB Portfolio.
(4)	As of September 2, 2014, our ownership increased to 60.54% from 47.9% due to the conversion of preferred equity into common ownership interest. See discussion above.

(5)	Total impairment related to unconsolidated entities is $50.9 million as included on our condensed consolidated statements of operation and comprehensive income (loss). $4.5 million of this amount, related to HSRE V, is not included in the above table as it is related to guarantee obligations and has instead been included in other liabilities on our condensed consolidated balance sheet.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the combined financial position of our unconsolidated entities with HSRE and Beaumont in their entirety, not only our interest in the entities, for the periods presented (amounts in thousands):

	September 30,	December 31,
	2014	2013
Assets
Student housing properties, net(3)	$550,408	$289,797
Development in process	-	81,994
Other assets	17,019	15,341
Total assets	$567,427	$387,132

Liabilities and Owners' Equity
Mortgage and construction loans	$329,218	$165,445
Other liabilities	48,501	58,948
Owners' equity	189,708	162,739
Total liabilities and owners' equity	$567,427	$387,132

Company's share of historical owners' equity	$82,587	$41,390
Preferred investment(1)	7,322	16,468
Net difference in carrying value of investment versus net book value of underlying net assets(2)	(40,958)	5,388
Carrying value of investment in unconsolidated entities	$48,591	$63,246

(1)	As of September 30, 2014, we had Class B membership interests in The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of approximately $2.7 million, $2.7 million and $1.9 million, respectively, entitling us to a 9.0% return on our investment upon the respective property being operational. We also had, from January to September 2, 2014, a CAD 16 million ($14.3 million) Class A interest in CSH Holdings entitling us to a commitment fee of 1.0% of the Class A interest each quarter and a 10.0% annual return on our investment. As of December 31, 2013, we had Class B membership interests in The Grove at San Angelo, Texas, The Grove at Conway, Arkansas, The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of approximately $2.8 million, $6.4 million, $2.7 million, $2.7 million and $1.9 million, respectively, entitling us to a 9.0% return on our investment upon the respective property being operational.

(2)	This amount represents the aggregate difference between our carrying amount and our underlying equity in the net assets of our investments, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entity, the elimination of service related revenue to the extent of our percentage ownership and the impairment charges discussed in Note 4.

(3)	Includes Montreal, though as of September 30, 2014, a portion of the property is still under construction. As the property is substantially compute and operational, the Company has chosen to include a student housing properties.

ASC 323 Investments – Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X requires that summarized financial information of material investments accounted for under the equity method be provided of the investee’s financial position and results of operations including assets, liabilities and results of operations under the investee’s historical cost basis of accounting. Notwithstanding the extensive efforts of the Company and Copper Beech to compile the necessary financial information, we have determined that the information needed for the preparation of historical financial statements of the CB Portfolio to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, we have elected to present financial information on our investment in Copper Beech on the Company’s cost basis for our investment as of September 30, 2014 as we believe this information is reliable and relevant to the users of our financial statements. Further, although we acknowledge that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, we do not believe that the lack of the omitted disclosure, or the information of the financial position reflecting the cost basis of our investment provided results in a material omission or misstatement of the Company’s condensed consolidated financial statements taken as a whole.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the financial position reflecting the cost basis of our investments in the Copper Beech entities in their entirety for the 35 and 28 properties in the CB Portfolio as of September 30, 2014 and December 31, 2013, respectively (amounts in thousands):

	September 30,	December 31,
	2014	2013
Assets
Student housing properties, net	$906,630	$748,280
Intangible assets	6,250	37,100
Other assets	5,063	5,201
Total assets	$917,943	$790,581

Liabilities and Equity
Mortgage and construction loans	$477,202	$421,239
Other liabilities	17,670	13,112
Owners' equity	423,071	356,230
Total liabilities and owners' equity	$917,943	$790,581

Company's share of historical owners' equity	$203,074	$244,964
Net difference in carrying value of investment versus net book value of underlying net assets(1)	16,189	16,628
Carrying value of investment in unconsolidated entity	$219,263	$261,592

(1)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the capitalization of transaction costs incurred to acquire the Company's interests in the Copper Beech entities.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the combined operating results for our unconsolidated entities with HSRE and Beaumont in their entirety, not only our interest in the entities, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$8,229	$6,341	$21,107	$15,922
Expenses:
Operating expenses	5,691	3,070	12,886	8,327
Interest expense	2,089	1,260	4,329	3,553
Depreciation and amortization	2,037	1,592	5,902	4,298
Other expense	24	4,571	70	4,588
Total expenses	9,841	10,493	23,187	20,766
Net loss	$(1,612)	$(4,152)	$(2,080)	$(4,844)

The following is a summary of the operating results for our unconsolidated Copper Beech entities in their entirety, not only our interest in the entities. For the three months ended September 30, 2014, the summary includes results for 28 properties from July 1, 2014 through August 18, 2014 in which the company had an ownership interest and results for 35 properties from August 19, 2014 through September 30, 2014 in which the company had an ownership interest. For the nine months ended September 30, 2014, this summary includes results for 28 properties from January 1, 2014 through August 18, 2014 and results for 35 properties from August 19, 2014 through September 30, 2014. The summary includes the results for 35 properties for the three months ended September 30, 2013, and for the period from March 18, 2013 (the date of the transaction) through September 30, 2013. The following is a summary of the results for the three months ended September 30, 2013 and for the period from March 18, 2013 through September 30, 2013 and the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended		Nine Months	Period from
	September 30, 2014	September 30, 2013	Ended September 30, 2014	March 18, 2013 to September 30, 2013

Revenues	$22,413	$22,899	$60,706	$49,400
Expenses:
Operating expenses	9,310	10,022	23,881	19,841
Interest expense	3,708	4,008	9,660	9,072
Depreciation and amortization	8,131	9,304	27,767	22,363
Other expenses	395	505	1,021	1,123
Total expenses	21,544	23,839	62,329	52,399
Net income (loss)	$869	$(940)	$(1,623)	$(2,999)

During the three months ended September 30, 2014, the CB Portfolio had net cash provided by operating activities of approximately $5.6 million, net cash used in investing activities of approximately ($8.7) million and net cash used by financing activities of approximately $(10.4) million. During the nine months ended September 30, 2014, the CB Portfolio had net cash provided by operating activities of approximately $18.1 million, net cash used in investing activities of approximately $(23.4) million and net cash provided by financing activities of approximately $5.5 million.

The following table is the calculation of the Company’s equity in earnings (losses) in the CB Portfolio for the three and nine months ended September 30, 2014. As there are several components of the calculation, set forth below are notes corresponding to the notes included in the Company’s calculation to further explain these components (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Net income (loss) incurred by the CB Portfolio based on the Company's purchase price(1)	$869	$(1,623)
Campus Crest's share of net income (loss)	428	(1,241)
Campus Crest percentage of preferred payment(2)	-	911
Campus Crest earnings from Copper Beech	428	(330)
Amortization of basis difference(3)	(124)	(356)
Total equity in earnings (losses) in the CB Portfolio	$304	$(686)

(1)	The basis of the financial statements of the CB Portfolio used in the calculation of the Company’s equity in earnings for the three and nine months ended September 30, 2014 was computed using the Company’s cost basis for its investment in the CB Portfolio’s underlying assets and liabilities for its properties at the dates the Company acquired its interests in the CB Portfolio. The calculation includes the effects of purchase price adjustments determined at the date the Company acquired its interests in the CB Portfolio.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We consummated the acquisition of a 48.0% interest in 35 properties of the CB Portfolio. As a result of lender consents that were required to be obtained from various lenders to the CB Portfolio prior to our ownership, we completed our acquisition of the 48.0% interest in stages, which resulted in a variation in our ownership percentage from 25.3% to 48.0% in all 35 of the CB Portfolio operating properties from March 18, 2013 to September 30, 2013. Effective October 1, 2013, the Company and the CB Portfolio sellers amended the purchase and sale agreement, subject to receipt of all required third party consents, to increase the Company’s ownership interest by 19.0% in 28 of the 35 properties (thereby increasing its ownership in the 28 properties to 67%) in exchange for the Company’s 48.0% interest in seven of the properties (thereby reducing our ownership in the seven properties to 0%) and deferring the Company’s acquisition of any interests in two of the properties, plus a $20.2 million cash payment. Accordingly, the Company recognized its proportionate share of earnings of the CB Portfolio for the specific percentage of ownership interest we held during the applicable period, which was a 67.0% effective interest in the 28 properties during the first and second quarters of 2014 and through August 18, 2014. Due to the Company's decision not to exercise the first purchase option to acquire additional interests in the CB Portfolio, on August 19, 2014, the Company's ownership interest in all 35 operating properties in the CB Portfolio reverted to 48.0% and remained at 48.0% though September 30, 2014.

(2)	As part of the purchase and sale agreement, the Company was entitled to receive a $13.0 million preferred payment over a one year period beginning March 18, 2013 and ending on March 17, 2014. As such, for the period from January 1, 2014 to March 17, 2014, the Company recorded in income its proportionate share of this payment, which corresponds to the portion of the CB Portfolio held by the other owners of Copper Beech.
(3)	Included in the calculation of equity in earnings (losses) in the CB Portfolio is the amortization of the net difference in the Company’s carrying value of investment as compared to the underlying equity in net assets of the investee.

We were entitled to a preferred payment of $13.0 million for the first year of our investment and our proportionate share of the remaining operating cash flows in the CB Portfolio and we are currently entitled to our proportionate share of the operating cash flows in the CB Portfolio. During the period from March 18, 2013 to September 30, 2014, we were entitled to $13.0 million related to our preferred payment, all of which has been paid, and we received approximately $0.6 million in other distributions, as of September 30, 2014.

8. Debt

The following is a summary of our mortgage and construction notes payable, the Credit Facility (defined below) and other debt for the periods presented (amounts in thousands):

	September 30,	December 31,
	2014	2013
Fixed-rate mortgage loans	$163,909	$165,393
Variable-rate mortgage loans	16,677	-
Construction loans	98,566	40,138
Line of credit	201,000	108,500
Exchangeable senior notes	97,244	96,758
Other debt	2,878	2,694
	$580,274	$413,483

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Face Amount	Principal Outstanding at 9/30/2014	Principal Outstanding at 12/31/2013	Stated Interest Rate	Interest Rate at 9/30/2014	Maturity Date (1)	Amortization
Construction loans
The Grove at Muncie	$14,567	$13,892	$12,237	LIBOR + 225 BPS	2.41%	7/3/2015	Interest only
The Grove at Slippery Rock	17,961	11,690	-	LIBOR + 215 BPS	2.31%	6/21/2016	Interest only
The Grove at Fort Collins	19,073	19,073	17,228	LIBOR + 190 BPS	2.06%	7/13/2015	Interest only
The Grove at Pullman	16,016	10,866	10,673	LIBOR + 220 BPS	2.36%	9/5/2015	Interest only
The Grove at Grand Forks	16,916	12,457	-	LIBOR + 200 BPS	2.16%	2/5/2017	Interest only
The Grove at Gainesville	30,069	16,225	-	LIBOR +215 BPS	2.31%	3/13/2017	Interest only
Copper Beech at Ames	23,551	14,363	-	LIBOR + 225 BPS	2.41%	5/2/2017	Interest only
Mortgage loans
The Grove at Denton	17,167	16,677	-	LIBOR + 215 BPS	2.31%	3/1/2017	30 years
The Grove at Milledgeville	16,250	15,694	15,847	6.12%	6.12%	10/1/2016	30 years	(2)
The Grove at Carrollton and The Grove at Las Cruces	29,790	28,772	29,052	6.13%	6.13%	10/11/2016	30 years
The Grove at Asheville	14,800	14,355	14,500	5.77%	5.77%	4/11/2017	30 years	(2)
The Grove at Ellensburg	16,125	15,903	16,070	5.10%	5.10%	9/1/2018	30 years	(2)
The Grove at Nacogdoches	17,160	16,919	17,100	5.01%	5.01%	9/1/2018	30 years	(3)
The Grove at Greeley	15,233	15,009	15,194	4.29%	4.29%	10/1/2018	30 years	(3)
The Grove at Clarksville	16,350	16,307	16,350	4.03%	4.03%	7/1/2022	30 years	(3) (4)
The Grove at Columbia	23,775	22,850	23,180	3.83%	3.83%	7/1/2022	30 years	(5)
The Grove at Statesboro	18,100	18,100	18,100	4.01%	4.01%	1/1/2023	30 years	(2)
		$279,152	$205,531

(1)	For the construction loans, the maturity date is the stated maturity date in the respective loan agreements, which can be extended for an additional one to two years, subject to the satisfaction of certain conditions, depending on the loan.
(2)	Loans require interest only payments, plus certain reserves and escrows, that are payable monthly for a period of five years. Monthly payments of principal and interest, plus certain reserve and escrow amounts, are due thereafter until maturity when all principal is due.
(3)	Interest only for the first two years, followed by 30 year amortization.
(4)	Loan requires interest only payments, plus certain reserves and escrows payable monthly through August 2014, thereafter, principal and interest, plus certain reserves and escrows that are payable monthly until maturity.
(5)	Loan requires monthly payments of principal and interest, plus certain reserve and escrows, until maturity when all principal is due.

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

As of September 30, 2014, we had approximately $151.0 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of September 30, 2014, we had approximately $70.8 million in borrowing capacity under our Revolving Credit Facility, and amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

We incur an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility (i) of 0.30% per annum if our average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if our average borrowing is greater than 50.0% of the total amount available.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, the Amended Credit Facility has an accordion feature that allows us to request an increase in the total commitments from $300.0 million to $600.0 million, subject to conditions. Amounts outstanding under the Amended Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Second Amended and Restated Credit Agreement) plus a spread that depends upon our leverage ratio. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At September 30, 2014, the interest rate on the Revolving Credit Facility borrowings and Term Loan was 2.37% and 2.32%, respectively.

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

Pursuant to the terms of the Amended Credit Facility, we may not pay distributions that exceed the greater of (i) 95.0% of our funds from operations, or (ii) the minimum amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we also may be precluded from making certain distributions (other than those required to allow the Company to qualify and maintain its status as a REIT). On September 30, 2014, the Company received a waiver with respect to the distribution payout ratio for each distribution payout date through the end of 2015. The waiver was expressly conditioned on the following: (i) no default or event of default shall have occurred and be continuing and (ii) as each test date during 2015, the payout ratio shall be equal to or less than (A) 105% or (B) such greater amount as may be required by applicable law for the Company to maintain its status of a REIT.

We and certain of our subsidiaries guarantee the obligations under the Amended Credit Facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

As of September 30, 2014, we were in compliance with the above financial covenants with respect to our Amended Credit Facility.

Exchangeable Notes

We have outstanding $100.0 million of 4.75% Exchangeable Senior Notes due 2018 (the “Exchangeable Senior Notes”) which bear interest at 4.75% per annum. Interest is payable on April 15 and October 15 of each year beginning April 15, 2014 until the maturity date of October 15, 2018. The Operating Partnership’s obligations under the Exchangeable Senior Notes are fully and unconditionally guaranteed by the Company. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership.

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

The Exchangeable Senior Notes will be exchangeable by the holder under the following circumstances on or prior to July 15, 2018: i) during any calendar quarter beginning after December 31, 2013 (and only during such quarter) if the closing sale price of the common stock, $0.01 par value per share, of the Company is more than 130% of the then-current exchange price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter; ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each trading day during such five trading day period was less than 98% of the closing sale price of the common stock of Campus Crest, or Campus Crest common stock, for each trading day during such five trading-day period multiplied by the then current exchange rate; or iii) upon the occurrence of specified corporate transactions described in the indenture governing the Exchangeable Senior Notes. On or after July 15, 2018, and on or prior to the second scheduled trading day immediately preceding the maturity date, holders of the Exchangeable Senior Notes may exchange their notes without regard to the foregoing conditions. Following certain corporate transactions that occur prior to maturity of the Exchangeable Senior Notes and that also constitute a make-whole fundamental change, the Operating Partnership will increase the exchange rate for holders who elect to exchange notes in connection with such make-whole fundamental change in certain circumstances. If specified fundamental changes involving the Operating Partnership or the Company occur, holders may require the Operating Partnership to repurchase the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Operating Partnership may not redeem the Exchangeable Senior Notes prior to the maturity date. At any time prior to July 15, 2018, the Operating Partnership may irrevocably elect, in its sole discretion without the consent of the holders of the Exchangeable Senior Notes, to settle all of the future exchange obligation entirely in shares of the Company's common stock. On or after July 15, 2018, the Exchangeable Senior Notes will be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date.

9. Fair Value Disclosures

Fair value guidance for financial assets and liabilities that are recognized and disclosed in the accompanying condensed consolidated financial statements on a recurring basis and nonfinancial assets on a nonrecurring basis establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

Level 1 — Observable inputs, such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, such as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs for which there is little or no market data and which we make our own assumptions about how market participants would price the asset or liability.

As of September 30, 2014 and December 31, 2013, our financial assets and liabilities carried at fair value on a recurring basis consisted of our interest rate caps. The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps. The variable interest rates used in the calculation of projected receipts on the interest rate cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. For our interest rate caps, we incorporate credit valuation adjustments to appropriately reflect our respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.

As of September 30, 2014 and December 31, 2013, the fair value of our interest rate caps, valued using level 2 inputs, was approximately zero.

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

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, interest rate caps, interest rate swaps, accounts payable, mortgages, construction loans, Exchangeable Senior Notes, the line of credit and other debt and guarantees. The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of our revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of our mortgages, construction loans and Exchangeable Senior Notes were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The weighted average interest rate for all borrowings was 3.62% and 4.23% at September 30, 2014 and December 31, 2013, respectively. The fair value of an guarantees are disclosed in Note 15.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the fair value of our mortgages, construction loans payable, other debt and Exchangeable Senior Notes aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Estimated Fair Value
September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Fixed-rate mortgage loans	$-	$163,537	$-	$163,909
Variable-rate mortgage loans	-	16,520	-	16,677
Construction loans	-	97,885	-	98,566
Exchangeable Senior Notes	-	100,831	-	97,244
Other Debt	-	2,957	-	2,878

December 31, 2013
Fixed-rate mortgage loans	-	161,379	-	165,393
Variable-rate mortgage loans	-	-	-	-
Construction loans	-	40,258	-	40,138
Exchangeable Senior Notes	-	98,547	-	96,758
Other Debt	-	2,671	-	2,694

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our accompanying condensed consolidated balance sheets consist of joint venture investments related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and to our investment in CSH Montreal LP and land parcels that were written-down to estimated fair value at September 30, 2014. The valuation techniques and inputs used to develop the fair value estimates of the HSRE investments and certain land parcels are described in Note 4. Factors giving rise to the strategic repositioning, including results below our expectations in original underwriting transactions and our communication from venture partner during the quarter ended September 30, 2014 about their desire to dispose of certain properties in the HSRE Investments in the near term, resulted in our determination that an other than temporary impairment existed. After the impairments were recorded, our carrying value of our HSRE Investments and investment in CSH Montreal LP were $12.8 million and $16.6 million, respectively. We engaged third-party specialists to assist us with our valuation of certain of the underlying properties in the HSRE Investments. An income approach was used to determine the fair value of our HSRE Investments. Inputs and assumptions included in the determination of fair value included our expectation of projected net operating income to be earned and capital expenditures to be incurred at the underlying properties and capitalization rates between ranging 6% and 8%. The capitalization rates were determined based on the marketability of each of the properties and the extent to which the operations of the property has stabilized. For our investment in CSH Montreal LP, we used a discounted cash flow valuation technique to estimate the fair value of the Company’s investment. The discounted cash flows take into consideration current occupancy levels with growing occupancies and revenue per available bed up to 95% and $1,050, respectively, over a five year period, an expected exit value based on a 7% capitalization rate, and a 9% discount rate. The discount rate includes our belief that the properties have not stabilized yet, given the occupancy levels of the properties owned by CSH Montreal LP during its first year of operations. These valuation techniques involve Level 3 inputs in the fair value hierarchy, and we believe that the highest and best use of these properties continues to be for student housing.

The table below aggregates the fair values of these assets by their level n the fair value hierarchy.

	As of September 30, 2014
	Total	Level 1	Level 2	Level 3
HSRE JV -I	$207	$-	$-	$207
HSRE JV -V	-	-	-	-
HSRE JV - VI	6,905	-	-	6,905
HSRE JV-X	5,681	-	-	5,681
Investment in CSH Montreal LP	16,571	-	-	16,571
Land Parcels	31,765	-	-	31,765
Total Assets	$61,129	$-	$-	$61,129

10. Earnings per Share

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Computations of basic and diluted income (loss) per share for the periods presented are as follows (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Basic earnings:
Income (loss) from continuing operations	$(122,188)	$3,895	$(123,846)	$8,305
Preferred stock dividends	(3,050)	(1,150)	(9,150)	(3,450)
Income (loss) from continuing operations attributable to noncontrolling interests	(731)	21	(751)	39
Income (loss) from continuing operations attributable to common stockholders	(124,507)	2,724	(132,245)	4,816

Income (loss) from discontinued operations	(5,506)	958	(3,191)	2,655
Income (loss) from discontinued operations attributable to noncontrolling interests	(39)	5	(22)	12
Income (loss) from discontinued operations attributable to common stockholders	(5,467)	953	(3,169)	2,643

Net income (loss) attributable to common stockholders	$(129,974)	$3,677	$(135,414)	$7,459

Weighted average common shares outstanding:
Basic	64,770	64,518	64,650	58,461
Incremental shares from assumed conversion — OP units (1)	-	435	-	435
Diluted	64,770	64,953	64,650	58,896

Basic and Diluted earnings per share:
Income (loss) from continuing operations attributable to common stockholders	$(1.92)	$0.05	$(2.04)	$0.08
Income from discontinued operations attributable to common stockholders	(0.09)	0.01	(0.05)	0.05
Net income (loss) attributable to common stockholders	$(2.01)	$0.06	$(2.09)	$0.13

(1)	The effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share. Therefore, the computation of both basic and diluted earnings per share is the same. For the three and nine month period ended September 30, 2014, 434,093 OP units and restricted OP units were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

11. Equity

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2014, there were approximately 65.2 million OP Units outstanding, of which approximately 64.8 million, or 99.3%, were owned by us and approximately 0.4 million, or 0.7%, were owned by other partners, including certain of our executive officers. As of September 30, 2014, the fair market value of the OP Units not owned by us was $2.8 million, based on a market value of $6.40 per unit, which was the closing stock price per shares of our common stock on the New York Stock Exchange on September 30, 2014.

The following is a summary of changes in the shares of our common stock for the periods shown (in thousands):

	For the Nine Months Ended
	September 30, 2014	September 30 2013
Common shares at beginning of period	64,502	38,558
Issuance of common shares	-	25,530
Issuance of restricted shares	357	496
Forfeiture of restricted shares	(80)	(72)
Common shares at end of period	64,779	64,512

We have an At-The-Market offering program under which we may sell at market price up to $100.0 million in shares of the Company’s common stock over the term of the program. As of September 30, 2014, we had not issued and sold any shares under this program.

Dividends and Distributions

For the three months ended September 30, 2014 and 2013, we declared dividends of $0.165 per share, totaling approximately $10.8 million and $10.7 million, respectively.

On July 22, 2014, our Board of Directors declared a third quarter 2014 dividend of $0.165 per share of common stock and OP Unit. The dividends were paid on October 8, 2014, to stockholders of record on September 24, 2014. At September 30, 2014, we accrued approximately $10.8 million related to our common stock dividend in accounts payable and accrued expenses in our accompanying condensed consolidated balance sheet.

On July 22, 2014, our Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the third quarter of 2014. The preferred stock dividend was paid on October 15, 2014, to stockholders of record on September 24, 2014. At September 30, 2014, we accrued approximately $2.5 million related to our preferred stock dividend in accounts payable and accrued expenses in our accompanying condensed consolidated balance sheet.

On September 30, 2014, the Company's Board of Directors declared its intent to lower the common stock dividend upon final review of forecast revisions; the fourth quarter dividend will be announced in December 2014.

The Company paid dividends to common stockholders of $10.8 million and $32.0 million for the three and nine months ended September 30, 2014, respectively. The Company has used cash provided by operating activities for all cash distributions through September 30, 2014.

12. Incentive Plans

We have adopted the 2010 Amended and Restated Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. In April 2014, the Company’s stockholders approved an amendment to the Incentive Plan, which increased the aggregate number of shares of common stock the Company may issue under the Incentive Plan to 5.3 million. As of September 30, 2014 and December 31, 2013, approximately 2.5 million and 0.3 million shares of common stock, respectively, were available for issuance under the Incentive Plan.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a three or five year period and are subject to restriction based upon continued service on our Board of Directors.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2014, total unrecognized compensation cost related to restricted stock awards was approximately $6.1 million and is expected to be recognized over a remaining weighted average period of 1.4 years.

During the three months ended September 30, 2014 we recognized stock compensation expense of approximately $0.9 million (net of immaterial vesting forfeitures) and capitalized stock compensation expense of approximately $0.5 million. During the three months ended September 30, 2013, we recognized stock compensation expense of approximately $0.8 million (net of vesting forfeitures of approximately $0.1 million) and capitalized stock compensation expense of approximately $0.3 million.

During the nine months ended September 30, 2014 we recognized stock compensation expense of approximately $1.4 million (net of vesting forfeitures of approximately $0.2 million) and capitalized stock compensation expense of approximately $1.3 million. During the nine months ended September 30, 2013, we recognized stock compensation expense of approximately $2.3 million (net of vesting forfeitures of approximately $0.4 million) and capitalized stock compensation expense of approximately $0.7 million.

Restricted OP Units

At September 30, 2014, we had no remaining unrecognized compensation cost related to restricted OP Units. During the three and nine months ended September 30, 2014, we recognized no stock compensation expense related to the vesting of restricted OP Units. During the three and nine months ended September 30, 2013, we recognized stock compensation expense related to the vesting of restricted OP Units of approximately $0.2 million and $0.5 million, respectively, and capitalized stock compensation expense of approximately $0.1 million and $0.3 million, respectively. There were no vesting forfeitures related to restricted OP Units during the three and nine months ended September 30, 2013.

The following is a summary of our restricted common stock activity for the period shown (in thousands, except weighted average grant price):

	Restricted	Weighted
	Common	Average
	Stock	Grant Price
Unvested balances at December 31, 2013	648	$11.97
Granted	357	9.01
Vested	(254)	9.71
Forfeited	(80)	10.96
Unvested balances at September 30, 2014	671	$11.16

13. Related Party Transactions

We lease aircraft from entities in which two of our former executive officers have an ownership interest. For the three and nine months ended September 30, 2014 and 2013, we incurred travel costs to these entities of $0.1 million and $0.2 million, respectively.

We are party to an agreement with an initial term of five years with a subsidiary of an entity affiliated with our Executive Chairman and interim Chief Executive Officer pursuant to which we offer our tenants a program of insurance services and products. Pursuant to the agreement, we received an upfront payment of $100,000 and will receive fees for each tenant we refer that enrolls in the program. Additionally, we remit fees paid by the tenant for insurance services and products to the entity affiliated with our Executive Chairman and interim Chief Executive Officer. We are not the insurer for such insurance services and products sold. We remitted $0.3 million and $1.0 million for the three and nine months ended September 30, 2014, respectively.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Segments

The operating segments in which management assesses performance and allocates resources are student housing operations and management services. Our segments reflect management’s resource allocation and performance assessment in making decisions regarding the Company. Our student housing rental and student housing services revenues are aggregated within the student housing operations segment.

 The following tables set forth our segment information for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Student Housing Operations:
Revenues from external customers	$28,028	$23,032	$77,299	$66,763
Operating expenses	18,785	13,915	54,699	42,430
Income from wholly-owned student housing operations	9,243	9,117	22,600	24,333
Impairment of unconsolidated entities	(50,866)	-	(50,866)	-
Effect of not exercising Copper Beech purchase option	(34,047)	-	(34,047)	-
Equity in earnings of unconsolidated entities	635	1,302	63	3,608
Operating income (loss)	(75,035)	10,419	(62,250)	27,941
Nonoperating expenses	(2,736)	(2,634)	(7,889)	(7,716)
Net income (loss)	(77,771)	7,785	(70,139)	20,225
Net income (loss) attributable to noncontrolling interest	(754)	75	(680)	196
Net income (loss) attributable to common stockholders	$(77,017)	$7,710	$(69,459)	$20,029
Depreciation and amortization	$6,724	$5,241	$20,468	$16,535
Capital expenditures	$43,964	$47,026	$125,269	$110,763
Investment in unconsolidated entities	$267,854	$323,268	$267,854	$323,268
Total segment assets at end of period	$1,180,175	$1,155,452	$1,180,175	$1,155,452

Property Management Services:
Revenues from external customers	$281	$225	$711	$539
Intersegment revenues	1,084	896	2,078	2,251
Total revenues	1,365	1,121	2,789	2,790
Operating expenses	1,536	743	2,749	1,647
Net income (loss)	(171)	378	40	1,143
Net income (loss) attributable to noncontrolling interest	(1)	4	1	11
Net income (loss) attributable to common stockholders	$(170)	$374	$39	$1,132
Depreciation and amortization	$38	$35	$63	$98
Total segment assets at end of period	$0	$0	$0	$0
Reconciliations:
Total segment revenues	$29,393	$24,153	$80,088	$69,553
Elimination of intersegment revenues	(1,084)	(896)	(2,078)	(2,251)
Total consolidated revenues	$28,309	$23,257	$78,010	$67,302

Segment operating income (loss)	$(75,206)	$10,797	$(62,210)	$29,084
Change in fair value of interest rate derivatives	-	-	-	(73)
Interest expense	(3,639)	(3,091)	(9,965)	(8,764)
Impairment of land & pre-development costs	(29,790)	-	(29,790)	-
Write-off of corporate other assets	(7,765)	-	(7,765)	-
Net unallocated expenses related to corporate overhead	(4,616)	(4,467)	(13,513)	(13,742)
Other income (loss)	(41)	696	129	1,494

Income (loss) from continuing operations, before income tax benefit (expense)	$(121,057)	$3,935	$(123,115)	$7,999

Total segment assets	$1,180,175	$1,155,452	$1,180,175	$1,155,452
Unallocated corporate assets and eliminations	20,947	29,300	20,947	29,300
Total assets at end of period	$1,201,122	$1,184,752	$1,201,122	$1,184,752

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Commitments and Contingencies

Commitments

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

We lease space for our corporate headquarters office. Rent is recognized on a straight-line basis. Future minimum payments over the life of our corporate office lease and long-term ground leases subsequent to September 30, 2014 are as follows (in thousands):

2014	$368
2015	1,473
2016	1,484
2017	1,500
2018	1,489
Thereafter	40,673
Total future minimum lease payments	$46,987

We guarantee certain mortgage and construction loans and revolving credit facilities related to our unconsolidated joint ventures (See Note 7). We have estimated the fair value of the guarantees to be approximately $9.4 million, $3.2 million of which relates to the Company's HSRE I investment and is netted against the investment and $6.2 million of which relates to the Company's HSRE V investment and is netted against the value of the investment to the extent the investment is reduced to zero. Following the reduction of the HSRE V investment to $0, a remaining accrual of $4.5 million is presented in "Other liabilities" on the accompanying condensed consolidated balance sheet as of September 30, 2014.

In connection with our investment in CSH Montreal, the Company provides a guarantee of up to 50% of the outstanding balance of the acquisition and development credit facility (“CSH Montreal Debt”) of CAD 112.0 million ($102.2 million). As of September 30, 2014, the outstanding balance of the CSH Montreal Debt was CAD 87.2 million ($78.0 million), of which we guaranteed CAD 43.6 ($39.0 million). The term of the guarantee follows the term of the underlying debt, which matures one January 13, 2016, unless the one twelve month extension, which is subject to lender approval, is exercised. The CSH Montreal debt is secured by, among other things, a first mortgage position on the real estate and improvements owned by CSH Montreal. We have estimated the fair value of this guarantee to be immaterial.

Except as disclosed above, we do not expect that the borrowers will default on the underlying debt arrangements and accordingly we do not expect to be required to perform under the guarantees. In the event that we are required to perform under one of the guarantees, we believe the borrower’s assets collateralizing the debt would be sufficient to cover the maximum potential amount of future payments under the guarantee.

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

16. Subsequent Events

Amendment to Copper Beech Purchase Agreement

On November 3, 2014, the Company and certain subsidiaries of the Operating Partnership entered into an amendment (the “Second Amendment”) to the purchase and sale agreement with the CB Investors to amend certain terms of the purchase and sale agreement (the “Purchase Agreement”), dated as of February 26, 2013, as amended on September 30, 2013, by and among the Company, CB-Campus Crest, LLC, CB-Campus Crest PA, LLC, CBTC, CBTC PA and the Sellers.

The Second Amendment amends the Purchase Agreement to, among other things, provide for the acquisition by the Company of the Sellers’ remaining interests in each of the properties comprising the Copper Beech Portfolio other than Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Morgantown, Copper Beech Harrisonburg, Copper Beech Greenville and Copper Beech Parkway. Following consummation of the transactions contemplated by the Second Amendment, the Company will hold a 100% interest in 29 of the properties, an 87% interest in one of the properties, an 86% interest in one of the properties and a 48% interest in 4 of the properties and will have no ownership interests in 2 of the properties. The Second Amendment also amends the Purchase Agreement to remove the Company’s options to acquire additional interests in the Copper Beech Portfolio.

In addition, pursuant to the terms of the Second Amendment, the Company will acquire all of the Sellers’ remaining interests in Copper Beech at Ames, Iowa, such that following closing the Company will hold a 100% interest in Copper Beech at Ames, Iowa.

As consideration for the additional interests in the Copper Beech Portfolio, the Company has agreed to pay the Sellers consideration comprised of a cash payment of approximately $60.3 million and the issuance to the Sellers by the Operating Partnership of an aggregate of approximately 12.4 million of units.

The closing of the transactions contemplated by the Second Amendment is subject to customary closing conditions, including, among other things, obtaining any required third party consents. There can be no assurance that any closing condition will be satisfied or waived, if permitted, or that any adverse event, development or change will not occur. Therefore, there can be no assurance with respect to the timing of the effectiveness of the Second Amendment or whether the Second Amendment will be completed on the currently contemplated terms, other terms, or at all.

On November 4, 2014, Ted W. Rollins, Chairman and Chief Executive Officer, resigned his positions and will no longer be actively involved with the Company. The Board of Directors elected Richard Kahlbaugh, lead independent director, as Executive Chairman and Interim CEO. It is intended that Mr. Kahlbaugh will guide the Company through the completion of its strategic repositioning.

On November 4, 2014, Donnie Bobbitt resigned his position and will no longer serve as the Company’s Chief Financial Officer. Mr. Bobbitt is expected to provide transition counseling services to the Company for at least four months, reporting to Mr. Kahlbaugh. Scott Rochon has been named acting Chief Financial Officer in addition to his duties as the Company’s Chief Accounting Officer. Aaron Halfacre and Angel Herrera remain as the Company’s Chief Investment Officer and Chief Operating Officer, respectively.

There are no additional material events requiring disclosure as of the date of issuance.

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

Forward-looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	the factors discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2013, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion of Financial Condition and Results of Operations”;

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or other factors;

•	the operating performance of our properties;

•	the availability of attractive acquisition opportunities in properties that satisfy our investment criteria and the success of our acquisition, including satisfaction of conditions to closing for pending acquisitions and, in some cases, the negotiation and execution of definitive documents and satisfaction of the conditions therein;

•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	changes in our business and growth strategies and in our ability to consummate acquisitions or dispositions or additional joint venture transactions;

•	our ability to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing;

•	the credit quality and ability and willingness to pay amounts owed of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management as a result of our strategic repositioning, and lack of availability of, or our inability to attract and retain, qualified personnel, including a new Chief Executive Officer and Chief Financial Officer;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts ("REIT")); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

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

Overview

Our Company

We are a self-managed and self-administered REIT focused on owning and managing a high-quality student housing portfolio located close to college campuses in targeted markets. We operate our business through the Operating Partnership and our subsidiaries. We derive substantially all of our revenue from student housing rental, student housing services and management services. As of September 30, 2014, we owned (i) the sole general partnership interest, (ii) 99.3% of the outstanding common units of limited partnership interest in the Operating Partnership, or OP Units, and (iii) 100% of the outstanding preferred units of limited partnership interest in the Operating Partnership.

We believe that we are one of the largest owners and managers of high-quality student housing properties in the United States, based on beds owned and under management. As of September 30, 2014, we owned interests in 47 operating student housing The Grove® properties containing approximately 9,643 apartment units and 26,333 beds. Thirty-six of our operating The Grove® properties are wholly-owned and eleven of our The Grove® properties are owned through joint ventures with HSRE. As of September 30, 2014, we also owned interests in 36 operating student housing Copper Beech branded properties containing approximately 6,461 apartment units and 17,307 beds. Our Copper Beech branded properties are owned by the Company and the CB Investors (see "CB Portfolio" below). On November 3, 2014, we entered into an agreement that will result in a restructuring of our ownership in Copper Beech branded properties. See "CB Portfolio" below. As of September 30, 2014, we also owned interests in three operating student housing evo properties containing approximately 1,547 units and 3,042 beds and owned one wholly-owned redevelopment property containing approximately 173 units and 335 beds. As of September 30, 2014, our operating portfolio consisted of the following:

	Properties in			Number	Number
	Operation	Ownership		of Units	of Beds
Wholly-owned Grove properties(1)	36	100.0%		7,305	19,945
Joint venture Grove properties:
HSRE I	3	63.9	% (2)	544	1,508
HSRE V	3	10.0%		662	1,856
HSRE VI	3	20.0%		664	1,784
HSRE X	2	30.0%		468	1,240
Total Grove properties	47			9,643	26,333

Joint venture evo properties:
CSH Montreal	2	60.5	% (3)	1,203	2,223
HSRE IX	1	30.0%		344	819
Total evo properties	3			1,547	3,042

CB Portfolio	36	48.0	% (4)	6,461	17,307

Total Portfolio(5)	86			17,651	46,682

(1)	In January 2014, we acquired the remaining outstanding interests in The Grove at Denton, Texas.

(2)	In January 2014, we amended and restated our operating agreement with HSRE resulting in our previously held preferred interest in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, being converted to additional membership units of HSRE-Campus Crest I, LLC.
(3)	As of September 2, 2014, our ownership increased to 60.54% from 47.9% due to the conversion of preferred equity into common ownership interest. See Note 7 to the condensed consolidated financial statements.
(4)	As of September 30, 2014, we held an effective interest in the CB Portfolio of 48.0%, with 35 unconsolidated properties and one consolidated property (Copper Beech at Ames). See Note 7 to the condensed consolidated financial statements.
(5)	Our 100% owned property in Toledo, Ohio, which was acquired in March 2013, is excluded as it is in re-development.

As of September 30, 2014, the average occupancy for our 47 operating The Grove® properties was approximately 87.3% and the average monthly total revenue per occupied bed was approximately $525. Our operating The Grove® properties are located in 23 states, contain modern apartment units with many resort-style amenities, and had an average age of approximately 4.4 years as of September 30, 2014. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We have developed, built and managed substantially all of our wholly-owned properties and several of our unconsolidated, joint venture properties based upon a common prototypical residential building design. We believe that our use of this prototypical building design, which we have built approximately 705 times (approximately 15 of such residential buildings make up one student housing property), allows us to efficiently deliver a uniform and proven student housing product in multiple markets. All of our operating properties (other than those in the CB Portfolio (as defined below), our evo properties and our re-development property in Toledo, OH) operate under The Grove® brand, and we believe that our brand and the associated lifestyle are effective differentiators that create higher visibility and appeal for our properties within their markets both with the student as well as the universities we serve.

Strategic Repositioning

Our Board of Directors has announced the following initiatives to strategically reposition the Company,

•	Discontinuing all construction and development to simplify the business model and focus on organic growth

•	Identifying cost savings at the property and corporate level to enhance profitability

•	Reducing joint venture exposure through select asset dispositions to reduce indebtedness and increase liquidity

•	Exploring strategic options for our projects in Montreal, to include capital solutions to reduce exposure, concurrent with ongoing efforts to drive occupancy

•	Marketing development pipeline assets for sale to increase liquidity and simplify our balance sheet

The goals of these initiatives are to reduce the cost structure of the Company, focus on core operating activities that the Board believes will enhance the Company’s long-term financial results, decrease the leverage of the Company, improve the liquidity of the Company, and make the Company’s balance sheet and operating results more transparent to investors.

In addition, on November 3, 2014, the Company announced a change of senior management in connection with its strategic repositioning, naming our lead independent director, Richard Kahlbaugh, as Executive Chairman and Interim CEO to lead the Company through the completion of its strategic repositioning, and naming our Chief Accounting Officer, Scott Rochon, as acting Chief Financial Officer.

In connection with our decision to discontinue our construction and development business and sell our development pipeline assets, we have recorded, as of September 30, 2014, an impairment of $29.8 million in the value of our land and pre-development assets, based on our estimate of the proceeds we may expect to receive from a sale of these assets, an impairment of $50.9 million on certain joint ventures and an impairment of $7.8 million for certain other corporate assets that we revalued as a result of our strategic initiatives.

In addition, in subsequent quarters we expect to incur severance and other costs in connection with our exit from our construction and development business and management change. During the quarter, we terminated the employment of certain employees and eliminated some of their positions as part of the strategic restructuring. In connection with these terminations, we recorded termination costs of $3.6 million for the three and nine months ended September 30, 2014. We expect a portion of the remaining balance to be paid in the fourth quarter of 2014 with the remainder to be paid in 2015.

CB Portfolio

We hold ownership interests in a joint venture with the former members (the “CB Investors”) of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (“CBTC PA”) that owns a portfolio of 36 student housing properties, one undeveloped land parcel in Charlotte, North Carolina, and a corporate office building in State College, Pennsylvania, (the "CB Portfolio"), as well as a fully integrated platform and brand with management, development and construction teams. Both we and the CB Investors hold joint approval rights for major decisions, including those regarding property acquisitions and dispositions as well as property operations. As such, we hold a noncontrolling interest in the CB Portfolio and accordingly apply the equity method of accounting for 35 of the properties, while consolidating one property, Copper Beech at Ames. As of September 30, 2014, we held a 48.0% effective interest in the CB Portfolio which entitled us to 48.0% of the operating cash flows. Operating cash flows, is defined in the operating agreements governing the properties comprising the CB Portfolio, as all cash revenues received reduced by cash expenditures for operating expenses, principal and interest payments on loans and other borrowed money, capital expenditures and reserves for working capital purposes.

The purchase agreement that we entered into when we made our initial investment in the Copper Beech properties in February 2013, as it was subsequently amended in September 2013, contemplated the potential staged acquisition by the Company of the CB Portfolio through a series of options, which are further described below. The CB Portfolio consists primarily of Copper Beech branded townhouse units located in eighteen geographic markets in the United States across thirteen states, with 31 of the 36 student housing properties having been developed by Copper Beech. As of September 30, 2014, the 36 operating properties included in the CB Portfolio comprised approximately 6,461 rentable units with approximately 17,307 rentable beds. As of September 30, 2014, the CB Portfolio had an average age of approximately 9.3 years. As of September 30, 2014, the average occupancy for these student housing properties was approximately 93.0%. For the three months ended September 30, 2014, the average monthly total revenue per occupied bed was approximately $517. Our investment in the CB Portfolio entitled us to a preferred payment of $13.0 million for the period from March 18, 2013 through March 17, 2014.

Under the Copper Beech purchase agreement, we obtained options, exercisable from March 18, 2014 through August 18, 2014, to acquire an additional 18.0% interest in each of the Copper Beech properties, which would have resulted in our holding an 85% interest in 28 operating properties and 2 non-operating properties and an 18% interest in 7 operating properties. We decided that it was not in the best interests of the Company to exercise these options. As a result, under the terms of the purchase agreement, our interest in the CB Portfolio was adjusted so that we owned a 48% interest in the entire CB Portfolio as of August 19, 2014.

As a result of our decision during the third quarter of 2014 not to exercise the purchase options described above and the adjustment of our equity interest in the CB Portfolio, we recorded, as of September 30, 2014, a $34.0 million reduction of the carrying value of our interest in the CB Portfolio, based on the reduction of our ownership percentage to 48% in 35 properties from 67% in 28 operating properties. This determination did not take into account the Second Amendment to the purchase agreement described below, which was entered into after the end of the third quarter of 2014 and currently and is targeted to close at the end of the fourth quarter of 2014; however, the closing is subject to customary closing conditions, including, among other things, obtaining any required lender consents. Pursuant to the terms of the second Amendment, in the event the closing has not occurred by December 31, 2014, the outside date for closing will automatically be extended for three month periods provided the only closing condition remaining to be satisfied is the receipt of any required lender consents.

On November 3, 2014, we entered into an amendment (the “Second Amendment”) to the Copper Beech purchase and sale agreement. The Second Amendment amends the purchase agreement to, among other things, provide for the acquisition by the Company of all of the sellers’ remaining interests in each of the properties comprising the Copper Beech Portfolio other than Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Morgantown, Copper Beech Harrisonburg, Copper Beech Greenville and Copper Beech Parkway. In addition, pursuant to the terms of the Second Amendment, the Company will acquire all of the Sellers’ remaining interests in Copper Beech at Ames, Iowa, such that following closing the Company will hold a 100% interest in Copper Beech at Ames, Iowa. Following consummation of the transactions contemplated by the Second Amendment, the Company will hold a 100% interest in 30 of the properties, including a leasing office and land parcel, an 87% interest in one of the properties (Copper Beech Klondike), an 86% interest in one of the properties (Copper Beech Northbrook), and a 48% interest in 4 of the properties (Copper Beech Morgantown, Copper Beech Harrisonburg, Copper Beech Greenville and Copper Beech Parkway) and will have no ownership interests in 2 of the properties (Copper Beech Kalamazoo Phase 1 and Copper Beech Kalamazoo Phase 2). The Second Amendment also amends the purchase agreement to eliminate the Company’s options to acquire additional interests in the Copper Beech Portfolio. As consideration for the additional interests in the Copper Beech Portfolio, the Company has agreed to pay the Sellers aggregate consideration comprised of a cash payment of approximately $60.3 million and the issuance to the Sellers by the Operating Partnership of an aggregate of approximately 12.4 million limited partnership units of the Operating Partnership (“OP Units”). Closing is targeted to occur at the end of the fourth quarter of 2014.

Change in Management

In October 2014, Aaron Halfacre, CFA®, assumed the Chief Investment Officer role and will continue to oversee Capital Markets.

In October 2014, our Chief Operating Officer, Rob Dann, resigned his position. Angel Herrera, the Chief Operating Officer of Campus Crest Real Estate Management, has transitioned into the COO role.

In October 2014, our Chief Construction and Facilities Officer, Brian Sharpe, resigned his position as a result of the Company’s decision to reduce development activity. This position will not be filled.

In October 2014, Scott Rochon, CPA and Campus Crest Corporate Controller, was promoted into the newly created role of Chief Accounting Officer to oversee our accounting operations.

In November 2014, our Chairman and Chief Executive Officer, Ted W. Rollins, resigned his positions and will no longer be actively involved with the Company. Our Board of Directors elected Richard Kahlbaugh, lead independent director, as Executive Chairman and Interim Chief Executive Officer. It is intended that Mr. Kahlbaugh will guide the Company through the completion of its strategic repositioning.

In November 2014, our Chief Financial Officer, Donnie Bobbitt, resigned his position. Mr. Bobbitt is expected to provide transition counseling services to the Company for at least four months, reporting to Mr. Kahlbaugh. Scott Rochon has been named as acting Chief Financial Officer in addition to his duties as our Chief Accounting Officer.

Our Relationship With HSRE

We are a party to active joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of September 30, 2014, we hold twelve operating joint venture properties with HSRE.

HSRE I. Our first joint venture with HSRE, HSRE-Campus Crest I, LLC ("HSRE I"), indirectly owned 100% of the interests in the following three properties at September 30, 2014: The Grove at Conway, Arkansas, The Grove at Lawrence, Kansas, and The Grove at San Angelo, Texas. As of September 30, 2014, we recorded an impairment on our investment in HSRE I. See Note 4 to the condensed consolidated financial statements regarding our write-down of the carrying value of our investment to fair value.

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

HSRE V. In October 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest V, LLC ("HSRE V"), to develop and operate additional purpose-built student housing properties. HSRE V completed three new student housing properties in August 2012 for the 2012-2013 academic year. The properties, located in Fayetteville, Arkansas, Laramie, Wyoming, and Stillwater, Oklahoma, contain an aggregate of approximately 1,856 beds and cost approximately $72.1 million. We own a 10% interest in this venture and affiliates of HSRE own the balance. During the three months ended September 30, 2014, we recorded an impairment on our investment in HSRE V. See Note 4 to the condensed consolidated financial statements regarding our write-down of the carrying value of our investment to fair value.

HSRE VI. In March 2012, we entered into a joint venture with HSRE, HSRE-Campus Crest VI, LLC ("HSRE VI"), to develop and operate additional purpose-built student housing properties. HSRE VI completed three new student housing properties in August 2013 for the 2013-2014 academic year. The properties, located in Norman, Oklahoma, State College, Pennsylvania and Indiana, Pennsylvania, contain an aggregate of approximately 1,784 beds and cost approximately $87.0 million. We own a 20.0% interest in this venture and affiliates of HSRE own the balance. During the three months ended September 30, 2014, we recorded an impairment on our investment in HSRE VI. See Note 4 to the condensed consolidated financial statements regarding our write-down of the carrying value of our investment to fair value.

In general, we are responsible for the day-to-day management of HSRE I’s, HSRE V’s and HSRE VI's business and affairs, provided that major decisions must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE I, HSRE V and HSRE VI, management fees equal to approximately 3.0% of the gross revenues and 3.0% of the net operating income of operating properties held by HSRE I, HSRE V and HSRE VI.

HSRE IX. In January 2013, we entered into a joint venture with HSRE and Brandywine, HSRE-Campus Crest IX, LLC ("HSRE IX"), to develop and operate additional purpose-built student housing properties. HSRE IX completed one new student housing property, evo at Cira Centre South, in August 2014 for the 2014-2015 academic year. The property, located in the University City submarket of Philadelphia, Pennsylvania, contains approximately 819 beds and cost approximately $158.5 million. We own a 30.0% interest in this venture, Brandywine owns 30.0% and affiliates of HSRE own the balance.

In general, we, along with Brandywine, are responsible for the day-to-day management of HSRE IX’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us, HSRE, and Brandywine. In addition to distributions to which we are entitled as an investor in HSRE IX, we, along with Brandywine, will earn management fees equal to approximately 3.0% of the gross revenues and 2.0% of the net operating income of operating properties held by HSRE IX. In addition, we, along with Brandywine, will receive a reimbursement of a portion of our overhead relating to each development project at a negotiated rate. Under certain circumstances, we, along with Brandywine, will be responsible for funding the amount by which actual development costs for a project pursued by HSRE IX exceed the budgeted development costs of such project (without any increase in our interest in the project), which could materially and adversely affect the fee income realized from any such project.

HSRE X. In March 2013, we entered into a joint venture agreement with HSRE, HSRE-Campus Crest X, LLC ("HSRE X"), to develop and operate additional purpose-built student housing properties. HSRE X completed two new student housing properties in August 2014 for the 2014-2015 academic year. The properties, located in Louisville, Kentucky and Greensboro, North Carolina contain an aggregate of approximately 1,240 beds and cost approximately $69.1 million. We own a 30.0% interest in this joint venture and affiliates of HSRE own the balance. During the three months ended September 30, 2014, we recorded an impairment on our investment in HSRE X. See Note 4 to the condensed consolidated financial statements regarding our write-down of the carrying value of our investment to fair value.

Our Relationship With Beaumont

In July 2013, we entered into a joint venture, DCV Holdings, LP (“DCV Holdings”) with Beaumont to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for approximately Canadian ("CAD") 60.0 million ($58.6 million). The joint venture converted the property into an upscale student housing tower, called evo à Square Victoria featuring a mix of single and double units serving McGill University, Concordia University and L’Ecole de Technologie in August 2014 for the 2014-2015 academic year.

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

In January 2014, through the newly formed HIM Holdings, the joint venture partnership acquired the 488-room, 22-story Holiday Inn Midtown in Montréal, Québec for approximately CAD 65 million ($58.6 million). The joint venture converted the property into an upscale evo student housing tower, called evo à Sherbrooke, near McGill University in August 2014 for the 2014-2015 academic year. In connection with the acquisition of the Holiday Inn property, we increased our ownership interest from 20.0% to 35.0% in CSH Montreal. As of September 30, 2014, we owned a 35.0% interest in CSH Montreal.

In January 2014, with the acquisition of the Holiday Inn Midtown property, we provided CAD 16.0 million ($15.0 million) of preferred bridge equity financing to CSH Montreal to be repaid to us on or before September 2, 2014. As of September 2, 2014, our preferred equity had not been repaid in full and was as a result we are now entitled to 60.54% of all cash distributions from CSH Montreal with Beaumont and its partners being entitled to the remaining 39.46%. we retain our ownership interest of 47.0% in CSH Montreal.

The occupancy levels and rental rates for the CSH Montreal properties during their initial quarter of operation (the quarter ended September 30, 2014) were significantly below our expectations when we entered into this joint venture and acquired the joint venture properties. We have determined that the initial performance results indicate that there has been a permanent impairment to our investment in this joint venture. As a result, as of September 30, 2014, we recorded an impairment on our investment in CSH Montreal. See Note 4 to the condensed consolidated financial statements.

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

Our condensed consolidated financial statements include the accounts of all investments, which include joint ventures in which we have a controlling interest and our consolidated subsidiaries. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in our historical condensed consolidated financial statements and related notes. In preparing these condensed consolidated financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the historical condensed consolidated financial statements, giving due consideration to materiality. Our estimates may not be ultimately realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results may differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Valuation of Investment in Real Estate

Investment in real estate is recorded at historical cost. Pre-development expenditures include items such as entitlement costs, architectural fees and deposits associated with the pursuit of partially-owned and wholly-owned development projects. These costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the commencement of construction is not probable. Such write-offs are included within impairment of land and pre-development costs in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Investment in Unconsolidated Entities

Under the equity method, investments in unconsolidated entities are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the entity, distributions received, contributions, and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on our condensed consolidated balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

During the quarter ended September 30, 2014, the Company recorded an impairment charges of $50.9 million in the condensed consolidated statement of operations and comprehensive income (loss) for certain unconsolidated entities, including $28.3 million related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and $22.6 million related the Company's investment in CSH Montreal LP. Some of the factors giving rise to the strategic repositioning, including results below the Company's expectations in original underwriting transactions and the Company's partner’s desire to consider disposition of certain of the properties held within the above investments, the Company concluded that an other than temporary impairment should be recorded. After the impairments were recorded, the Company's carrying value of its HSRE investments and investment in CSH Montreal LP were $12.8 million and $16.7 million, respectively. The Company used an income approach for the HSRE Investments using an expectation of projected net operating income at the properties and capitalization rates between 6% and 8% depending on the marketability of the asset due to the belief that stabilized operations and capitalization rates are an indicator of value of the underlying properties. For the Company's investment in CSH Montreal LP, the Company used a discounted cash flow valuation technique as the properties currently do not have stabilized results given they are in their first year of operations. The discounted cash flow analysis assumed current occupancy and revenue per bed levels in the first year of operations with steady occupancy and revenue per bed growth up to 95% and $1,045, respectively, in year five, with a discount rate of 9% and exit cap rate of 7%. Both valuation techniques used are Level 3 in the fair value hierarchy and the Company believes that the highest and best use of these properties continues to be for student housing.

The information above is provided to allow transparency into the assumptions used to calculate our impairment of unconsolidated entities. There is a significant level of subjectivity and judgment necessary to account for highly uncertain matters and there is susceptibility of such assumptions not being realized. The impact of these estimates and assumptions not being met would result in a material impact to our condensed consolidated results of operations. Below is the impact should the result of certain key assumptions be different than those used in the impairment calculations. In connection with the HSRE Investments, for every one percent change in net operating income and for every 10 basis point change in the capitalization rate, the impairment would change by $0.8 million and $1.0 million, respectively. In connection with our investment in CSH Montreal LP, for every one percent change in occupancy and every one percent change in revenue per bed, the impairment would change by $1.9 million and $1.7 million, respectively.

Development, Construction and Management Services (Presented in Discontinued Operations)

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

Level 2 - Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, such as quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

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

Unlike traditional multi-family housing, most of our leases commence on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminates at the completion of the last summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season, which typically begins each October and ends in September of the following year. As of the start of the fall term for the 2014-2015 and 2013-2014 academic years, we had approximately 39.1% and 41.7%, respectively, of our current tenants renew their lease for the upcoming academic year.

Results of Operations

Our Business Segments

Management evaluates operating performance through the analysis of results of operations of two distinct business segments: (i) student housing operations and (ii) property management services. Management evaluates each segment’s performance by reference to net operating income, which is a non-GAAP measure, as defined below. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies footnote (Note 2) to our condensed consolidated financial statements. Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.

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

We monitor NOI of our student housing properties, which is a non-GAAP financial measure. In general terms, we define NOI as student housing rental revenue less student housing operating expenses and excluding expenses not specifically tied to a property. We believe this measure provides an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss). We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact factors such as lease structure, lease rates and tenant base, which vary by locality, have on our financial performance. To help make comparisons of NOI between periods more meaningful, we distinguish NOI from our properties that are wholly-owned and that were in service throughout each period presented (that is, our "same store" properties) from NOI from our other wholly-owned properties.

We specifically calculate NOI by adding back to (or subtracting from) net income (loss) attributable to common stockholders the following expenses or charges: income tax expense, interest expense, equity in loss of unconsolidated entities, preferred stock dividends, depreciation and amortization, ground lease expense, general and administrative expense, property management services expenses, other expense, loss from discontinued operations, impairment of unconsolidated entities, effect of not exercising the Copper Beech purchase option, impairment of land and pre-development costs, write off of other corporate assets and transaction costs. The following income or gains are then deducted from net income (loss) attributable to common stockholders, adjusted for add backs of expenses or charges: equity in earnings of unconsolidated entities, income tax benefit, other income, income from discontinued operations, and property management services revenues.

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

Management Services

In addition to our wholly-owned properties, all but one of which are managed by us, we also provide management services to unconsolidated joint ventures in which we have an ownership interest. We recognize management fees from these entities as earned in accordance with the property management agreement with these entities, as adjusted to eliminate our proportionate ownership of each entity.

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

As of September 30, 2014, our property portfolio consisted of 37 consolidated operating properties, containing approximately 7,524 apartment units and 20,605 beds, and 49 operating properties held in seven unconsolidated joint ventures, containing approximately 10,127 apartment units and 26,077 beds.

As of September 30, 2013, our property portfolio consisted of 31 consolidated operating properties, containing approximately 6,184 apartment units and 16,892 beds, and 45 operating properties held in five unconsolidated joint ventures, containing approximately 8,328 apartment units and 22,377 beds. Four consolidated operating properties sold during 2013 have been presented in discontinued operations.

The following table presents our results of operations for the three months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Three Months Ended
	September 30,	September 30,
	2014	2013	Change ($)	Change (%)
Revenues:
Student housing rental	$26,985	$22,165	$4,820	22%
Student housing services	1,043	867	176	20%
Property management services	281	225	56	25%
Total revenues	28,309	23,257	5,052	22%
Operating expenses:
Student housing operations	12,513	9,923	2,590	26%
General and administrative	3,898	2,424	1,474	61%
Impairment of land & pre-development costs	29,790	-	29,790	N/A
Write-off of corporate other assets	7,765	-	7,765	N/A
Transaction costs	286	247	39	16%
Ground leases	120	54	66	122%
Depreciation and amortization	7,036	5,581	1,455	26%
Total operating expenses	61,408	18,229	43,179	237%
Equity in earnings of unconsolidated entities	635	1,302	(667)	-51%
Impairment of unconsolidated entities	(50,866)	-	(50,866)	N/A
Effect of not exercising Copper Beech purchase option	(34,047)	-	(34,047)	N/A
Operating income (loss)	(117,377)	6,330	(123,707)	-1954%

Nonoperating income (expense):
Interest expense	(3,639)	(3,091)	(548)	18%
Other income (expense)	(41)	696	(737)	-106%
Total nonoperating expense, net	(3,680)	(2,395)	(1,285)	54%
Net income (loss) before income tax expense	(121,057)	3,935	(124,992)	-3176%
Income tax expense	(1,131)	(40)	(1,091)	2728%
Income (loss) from continuing operations	(122,188)	3,895	(126,083)	-3237%
Income (loss) from discontinued operations	(5,506)	958	(6,464)	-675%
Net income (loss)	(127,694)	4,853	(132,547)	-2731%

Dividends on preferred stock	3,050	1,150	1,900	165%
Net income (loss) attributable to noncontrolling interests	(770)	26	(796)	-3062%
Net income (loss) attributable to common stockholders	$(129,974)	$3,677	$(133,651)	-3635%

The following table presents our results of operations for the nine months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the periods (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2014	2013	Change ($)	Change (%)
Revenues:
Student housing rental	$74,256	$64,118	$10,138	16%
Student housing services	3,043	2,645	398	15%
Property management services	711	539	172	32%
Total revenues	78,010	67,302	10,708	16%
Operating expenses:
Student housing operations	33,874	29,341	4,533	15%
General and administrative	11,052	8,076	2,977	37%
Impairment of land & pre-development costs	29,790	-	29,790	N/A
Write-off of corporate other assets	7,765	-	7,765	N/A
Transaction costs	2,331	835	1,496	179%
Ground leases	357	162	195	120%
Depreciation and amortization	21,270	17,154	4,116	24%
Total operating expenses	106,439	55,568	50,871	92%
Equity in earnings of unconsolidated entities	63	3,608	(3,545)	-98%
Impairment of unconsolidated entities	(50,866)	-	(50,866)	N/A
Effect of not exercising Copper Beech purchase option	(34,047)	-	(34,047)	N/A
Operating income (loss)	(113,279)	15,342	(128,621)	-838%

Nonoperating income (expense):
Interest expense	(9,965)	(8,764)	(1,201)	14%
Other income	129	1,421	(1,292)	-91%
Total nonoperating expense, net	(9,836)	(7,343)	(2,493)	34%
Net income (loss) before income tax benefit (expense)	(123,115)	7,999	(131,114)	-1639%
Income tax benefit (expense)	(731)	306	(1,037)	-339%
Income (loss) from continuing operations	(123,846)	8,305	(132,151)	-1591%
Income (loss) from discontinued operations	(3,191)	2,655	(5,846)	-220%
Net (loss) income	(127,037)	10,960	(137,997)	-1259%

Dividends on preferred stock	9,150	3,450	5,700	165%
Net income (loss) attributable to noncontrolling interests	(773)	51	(824)	-1616%
Net income (loss) attributable to common stockholders	$(135,414)	$7,459	$(142,873)	-1915%

Student Housing Operations

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $5.0 million and student housing operations expenses increased by approximately $2.6 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase in revenues was primarily due to the opening of two new properties in August 2013 (The Grove at Muncie, Indiana, and The Grove at Fort Collins, Colorado), the opening of the undamaged portion of a new property in August 2013 (The Grove at Pullman, Washington), the acquisition of the remaining ownership interests in The Grove at Denton, Texas, in January 2014, the opening of five new properties in August 2014 (The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida, and Copper Beech at Ames, Iowa), and the prior period reclassification of four properties disposed in December 2013 (The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas). The increase in student housing operations expenses was primarily due to the aforementioned activity.

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $10.5 million and student housing operations expenses increased by approximately $4.5 million during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase in revenues was primarily due to the opening of two new properties in August 2013 (The Grove at Muncie, Indiana, and The Grove at Fort Collins, Colorado), the opening of the undamaged portion of a new property in August 2013 (The Grove at Pullman, Washington), the acquisition of the remaining ownership interests in The Grove at Denton, Texas, in January 2014, the opening of five new properties in August 2014 (The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa), and the prior period reclassification of four properties disposed in December 2013 (The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas). The increase in student housing operations expenses was primarily due to the aforementioned activity.

New Property Operations. In August 2013, we began operations at The Grove at Muncie, Indiana, The Grove at Fort Collins, Colorado, The Grove at Flagstaff II, Arizona, and partial operations at The Grove at Pullman, Washington, which contributed approximately $2.4 million of NOI ($3.1 million of revenues and $0.7 million of student housing operations expenses) for the three months ended September 30, 2014, compared to approximately $1.6 million of NOI ($2.3 million of revenues and $0.7 million of operating expenses) for the three months ended September 30, 2013. In January 2014, we acquired the remaining ownership interests in The Grove at Denton, Texas, which contributed approximately $0.5 million of NOI ($1.0 million of revenues and $0.5 million of student housing operations expenses) for the three months ended September 30, 2014, compared to no contribution for the three months ended September 30, 2013. Prior to the acquisition of these interests, we accounted for our ownership in The Grove at Denton, Texas under the equity method. In August 2014, we began operations at The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida, and Copper Beech at Ames, Iowa which contributed approximately $1.9 million of NOI ($2.7 million of revenues and $0.8 million of student housing operations expenses) for the three months ended September 30, 2014, compared to no contribution for the three months ended September 30, 2013.

The Grove at Muncie, Indiana, The Grove at Fort Collins, Colorado, The Grove at Flagstaff II, Arizona, and The Grove at Pullman, Washington, collectively contributed approximately $6.3 million of NOI ($8.3 million of revenues and $2.0 million of student housing operations expenses) for the nine months ended September 30, 2014, compared to approximately $1.6 million of NOI ($2.3 million of revenues and $0.7 million of operating expenses) for the nine months ended September 30, 2013. The Grove at Denton, Texas, contributed approximately $1.5 million of NOI ($2.9 million of revenues and $1.4 million of student housing operations expenses) for the nine months ended September 30, 2014, compared to no contribution for the nine months ended September 30, 2013. The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida, and Copper Beech at Ames, Iowa, collectively contributed approximately $1.9 million of NOI ($2.7 million of revenues and $0.8 million of student housing operations expenses) for the nine months ended September 30, 2014, compared to no contribution for the nine months ended September 30, 2013.

"Same-Store" Property Operations. Our 28 "same-store” properties contributed approximately $10.5 million of NOI ($20.9 million of revenues and $10.4 million of operating expenses) for the three months ended September 30, 2014 compared to approximately $11.4 million of NOI ($21.1 million of revenues and $9.7 million of student housing operations expenses) for the three months ended September 30, 2013. The decrease in revenue at our "same-store" properties was primarily due to a decrease in average occupancy from approximately 91.5% for the three months ended September 30, 2013 compared to approximately 90.0% for the three months ended September 30, 2014. The $0.6 million increase to operating expenses was primarily due to additional bad debt write-offs taken for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Our 28 "same-store” properties contributed approximately $33.5 million of NOI ($62.7 million of revenues and $29.2 million of student housing operations expenses) for the nine months ended September 30, 2014 compared to approximately $35.4 million of NOI ($64.1 million of revenues and $28.7 million of student housing operations expenses) for the nine months ended September 30, 2013. The decrease in revenue at our "same-store" properties was primarily due to a decrease in average occupancy from approximately 92.5% for the nine months ended September 30, 2013 compared to approximately 90.2% for the nine months ended September 30, 2014. The $0.5 million increase to operating expenses was primarily due to additional bad debt write-offs taken for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The following is a reconciliation of our net income (loss) attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$(129,974)	$3,677	$(135,414)	$7,459
Net income (loss) attributable to noncontrolling interests	(770)	26	(773)	51
Preferred stock dividends	3,050	1,150	9,150	3,450
(Income) loss from discontinued operations	5,506	(958)	3,191	(2,655)
Income tax (benefit) expense	1,131	40	731	(306)
Other (income) expense	41	(696)	(129)	(1,421)
Interest expense	3,639	3,091	9,965	8,764
Equity in earnings of unconsolidated entities	(635)	(1,302)	(63)	(3,608)
Depreciation and amortization	7,036	5,581	21,270	17,154
Ground lease expense	120	54	357	162
General and administrative expense	3,898	2,424	11,052	8,076
Impairment of unconsolidated entities	50,866	-	50,866	-
Effect of not exercising Copper Beech purchase option	34,047	-	34,047	-
Write-off of pre-development costs	29,790	-	29,790	-
Write-off of other corporate assets	7,765	-	7,765	-
Transaction costs	286	247	2,331	835
Property management services	(281)	(225)	(711)	(539)
Total NOI	$15,515	$13,109	$43,425	$37,422
Same store properties NOI	$10,525	$11,424	$33,461	$35,412
New properties NOI	$4,114	$1,224	$7,597	$1,255
Pullman and Toledo NOI	$876	$461	$2,367	$755

Property Management Services

Property management services revenues increased by approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases were primarily due to an increase in the number of property management contracts (we added three property management contracts in August 2013 (The Grove at Norman, Indiana, The Grove at State College, Pennsylvania, and The Grove at Indiana, Pennsylvania) and five property management contracts in August 2014 (The Grove at Greensboro, North Carolina, The Grove at Louisville, Kentucky, evo at Cira Centre South, Pennsylvania, evo à Square Victoria, Montreal, Quebec, Canada, evo à Sherbrooke, Montreal, Quebec, Canada)), partially offset termination of the property management contract for The Grove at Denton, Texas, in January 2014.

General and Administrative

General and administrative expenses increased by approximately $1.5 million and $3.0 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods for 2013. The increases were primarily due to an increase in the number of full-time employees, professional fees, travel expenses resulting from our growth and the inclusion of some termination costs of certain employees. See Note 4 in the accompanying condensed consolidated financial statements.

Impairment of Unconsolidated Entities

For each of the three and nine months ended September 30, 2014, we recorded approximately $50.9 million in impairment charges related to our investments in joint venture entities accounted for under the equity method, whereas the calculated fair values of our investments in these joint venture entities exceeded the carrying values. See Note 4 in the accompanying condensed consolidated financial statements. There was no such charge for the three and nine months ended September 30, 2013.

Write-off of Pre-Development Costs

For the three and nine months ended September 30, 2014, we recorded approximately $29.8 million in write-offs related to pre-development costs due to the discontinuation of our development and construction service companies. See Note 4 in the accompanying condensed consolidated financial statements. There was no such charge for the three and nine months ended September 30, 2013.

Write-off of Other Corporate Assets

For the three and nine months ended September 30, 2014, we recorded approximately $7.8 million in write-offs of corporate assets in conjunction with our strategic repositioning initiative. See Note 4 in the accompanying condensed consolidated financial statements. There was no such charge for the three and nine months ended September 30, 2013.

Severance Costs

For the three and nine months ended September 30, 2014, we recorded approximately $3.6 million in severance costs ($2.9 million included in loss from discontinued operations and $0.7 million included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss)) relating to separation agreements for two former executives as well as employees winding down within our development and construction service companies. See Note 4 in the accompanying condensed consolidated financial statements.

Transaction Costs

We recognized approximately $0.3 million and approximately $0.2 million in transaction costs related to the CB Portfolio, CSH Montreal, and other transactions for the three months ended September 30, 2014 and 2013, respectively. We capitalized approximately $1.8 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment for the three months ended September 30, 2014.

We recognized approximately $2.3 million and $0.8 million in transaction costs related to the CB Portfolio, CSH Montreal, and other transactions for the nine months ended September 30, 2014 and 2013, respectively. We capitalized approximately $3.8 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment for the nine months ended September 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.5 million and $4.1 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods for 2013. This increase was primarily due to the increase in the number of operating properties.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities, which represents our share of the net income from entities in which we have a non-controlling interest, decreased by approximately $0.7 million and $3.5 million, respectively, for the three and nine months ended September 30, 2014 compared to the same periods for 2013. This decrease is primarily a result of the expiration in March 2014 of the preferred payment related to the CB portfolio.

For the three and nine months ended September 30, 2014, the net income (loss) of the CB Portfolio reflecting the impact of the Company’s cost basis of its investment in Copper Beech, including adjustments related to purchase accounting, was approximately $0.9 million and ($1.6) million, respectively. Our share of these net income (losses) was approximately $0.4 million and ($1.2) million for the three and nine months ended September 30, 2014, respectively. Our investment in the CB Portfolio entitled us to a preferred payment of $13.0 million over the first year of our investment, beginning March 18, 2013 and ending March 17, 2014. During the period from January 1, 2014 through March 17, 2014, we were entitled to approximately $2.8 million of the preferred payment, of which, we recognized $0.9 million of the $2.8 million in equity in earnings. The remaining $1.9 million of the $2.8 million was not recognized in equity in earnings, as we are required to eliminate the portion of the preferred payment related to our ownership interest in the CB Portfolio. If we had not been entitled to the preferred payment, our equity in earnings in the CB Portfolio during the nine months ended September 30, 2014 would have been a loss of approximately ($1.1) million, which includes our share of the net loss of approximately ($0.8) million and ($0.4) million of amortization of the net difference in our carrying value of investment as compared to the underlying equity in net assets of the investee.

As of September 30, 2014, the CB Portfolio had paid us the full amount of the preferred payment. See Note 7 to the accompanying condensed consolidated financial statements.

Impairments

During the quarter ended September 30, 2014, we recorded impairment of $50.9 million for certain of our unconsolidated entities, impairments of $29.8 million related to land and pre-development costs and $7.8 million of impairments of other assets related to corporate infrastructure changes, all of which are included in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

Interest Expense

Interest expense increased approximately $0.5 million and $1.2 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods for 2013, primarily due to an increase in average outstanding indebtedness.

Other Income/(Expense)

Other income decreased approximately ($0.7) million and ($1.3) million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In 2013, we earned interest on a $31.7 million notes receivable from the CB Investors that was repaid in full in the fourth quarter of 2013.

Income Tax Benefit

We recorded an income tax benefit for both the nine months ended September 30, 2014 and the nine months ended September 30, 2013 due to losses in our TRS entities generating deferred tax assets that are expected to be utilized against prior taxable income and future reversing deferred tax liabilities.

Income (Loss) from Discontinued Operations

In September 2014, we began unwinding our development and construction services companies due to restructuring activities and accordingly reclassified the results of these operations to “Income (loss) from discontinued operations” in the condensed consolidated statement of operations and comprehensive income (loss) for the periods presented.

In December 2013, we sold four wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas and classified their results of operations within income (loss) from discontinued operation's in the condensed consolidated statements of operations and comprehensive income (loss).

Dividends on Preferred Stock

Dividends on preferred stock increased to approximately $3.1 million and $9.2 million for the three and nine months ended September 30, 2014, respectively, compared to $1.2 million and $3.5 million for the three and nine months ended September 30, 2013, respectively, primarily due to an increase in the average number of shares of preferred stock outstanding in 2014. In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of 3,800,000 shares of preferred stock.

Cash Flows

Net cash provided by operating activities was approximately $32.2 million for the nine months ended September 30, 2014 as compared to approximately $32.4 million for the nine months ended September 30, 2013, an decrease of approximately $0.2 million. Net income adjusted for non-cash items provided approximately $26.2 million for the nine months ended September 30, 2014 as compared to approximately $35.5 million for the nine months ended September 30, 2013, a decrease of approximately $9.3 million. This decrease is due to the addition of properties placed into service in 2013. Approximately $12.5 million was provided by working capital purposes for the nine months ended September 30, 2014 as compared to approximately ($3.1) million used by working capital accounts for the nine months ended September 30, 2013, an increase of approximately $15.6 million. The increase was primarily due to the timing of construction billings and vendor payments.

Net cash used in investing activities totaled approximately $153.5 million for the nine months ended September 30, 2014 as compared to net cash used of approximately $467.7 million for the nine months ended September 30, 2013, a decrease of approximately $314.2 million. For the nine months ended September 30, 2014, we acquired the remaining ownership interests in The Grove at Denton, TX. See Note 6 to the accompanying condensed consolidated financial statements. For the nine months ended September 30, 2013, we acquired ownership interests in the CB Portfolio as well as the property acquisition in Toledo, Ohio and Montreal, Quebec, Canada.

Net cash provided by financing activities totaled approximately $107.6 million for the nine months ended September 30, 2014 as compared to net cash provided of approximately $452.2 million for the nine months ended September 30, 2013, a decrease of approximately $344.6 million. For the nine months ended September 30, 2014, we funded ongoing construction projects through our Revolving Credit Facility and made dividend payments on a higher average number of outstanding shares of common and preferred stock, as compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2013, we received net proceeds of approximately $312.7 million from a common stock offering, which was used to fund the acquisition of ownership interests in the CB Portfolio as well as for working capital purposes.

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

As of September 30, 2014, we had approximately $151.0 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of September 30, 2014, we had approximately $70.8 million in borrowing capacity under our Revolving Credit Facility, and amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

We incur an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility (i) of 0.30% per annum if our average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if our average borrowing is greater than 50.0% of the total amount available.

Additionally, the Amended Credit Facility has an accordion feature that allows us to request an increase in the total commitments from $300.0 million to $600.0 million, subject to conditions. Amounts outstanding under the Amended Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Second Amended and Restated Credit Agreement) plus a spread that depends upon our leverage ratio. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At September 30, 2014, the interest rate on the Revolving Credit Facility borrowings and Term Loan was 2.06% and 2.01%, respectively.

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

Pursuant to the terms of the Amended Credit Facility, we may not pay distributions that exceed the greater of (i) 95.0% of our funds from operations, or (ii) the minimum amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we also may be precluded from making certain distributions (other than those required to allow the Company to qualify and maintain its status as a REIT). On September 30, 2014, the Company received a waiver with respect to the distribution payout ratio for each distribution payout date through the end of 2015. The waiver was expressly conditioned on the following: (i) no default or event of default shall have occurred and be continuing and (ii) as each test date during 2015, the payout ratio shall be equal to or less than (A) 105% or (B) such greater amount as may be required by applicable law for the Company to maintain its status of a REIT.

We and certain of our subsidiaries guarantee the obligations under the Amended Credit Facility and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

As of September 30, 2014, we were in compliance with the above financial covenants with respect to our Amended Credit Facility. We intend to explore alternatives for reducing our leverage and maintaining compliance with our financial covenants, including the possible issuance of additional equity, sales of assets, cost controls or other measures.

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

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for non-recurring capital expenditures, potential acquisitions of properties and payments of debt at maturity. Long-term liquidity needs may also include the payment of unexpected contingencies, such as remediation of unknown environmental conditions at our properties or at additional properties that we develop or acquire, or renovations necessary to comply with the Americans with Disabilities Act or other regulatory requirements. In the future, we may seek additional long-term secured and unsecured debt, including borrowings under our Revolving Credit Facility, the issuance of debt securities, the issuance of equity securities and equity-related securities (including OP units), property dispositions and joint venture transactions. We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but we cannot provide any assurance that this will be the case, especially in difficult market conditions.

Commitments

The following table summarizes our contractual commitments as of September 30, 2014 (including future interest payments) (in thousands):

Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter

Long-Term Debt Obligations	$583,029	$684	$105,040	$422,785	$54,520
Interest Payments on Outstanding Debt Obligations	49,164	3,797	28,076	9,021	8,270
Operating Lease Obligations	46,987	368	2,957	2,989	40,673
Purchase Obligations (1)	38,602	38,203	399	-	-
Severance	3,590	2,173	1,417	-	-

Total (2)	$721,372	$45,225	$137,889	$434,795	$103,463

(1)	Obligations relate to subcontracts executed by Campus Crest Construction to complete projects under construction at September 30, 2014.
(2)	Excludes joint venture debt of approximately $32.5 million due to mature in February 2015, of which we are a 63.9% owner, approximately $49.6 million that matures December 2014 and January 2015, of which we are a 10.0% owner, approximately $53.7 million that matures May 2015 and December 2015, of which we are a 20.0% owner, approximately $81.1 million that matures in July 2016, of which we are a 30.0% owner, approximately $35.0 million that matures September 2016 and September 2018, of which we are a 30.0% owner, and approximately $78.0 million that matures in January 2016. We are the guarantor of these debt obligations.

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

We are the guarantor of the construction and mortgage debt and revolving credit facilities of our ventures with HSRE and Beaumont. Detail of our unconsolidated investments at September 30, 2014 is presented in the following table (in thousands):

								Debt
									Weighted
				Number of					Average
	Our		Year	Properties In	Total	Total(5)	Net Total	Amount	Interest
Unconsolidated Entities	Ownership		Founded	Operation	Investment	Impairment	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%		2009	3	$10,375	$(10,168)	$207	$32,485	2.66	% (1)	2/9/2015
HSRE-Campus Crest V, LLC	10.0%		2011	3	3,627	(3,627)	-	49,614	2.87	% (1)	12/20/2014 – 01/05/2015
HSRE-Campus Crest VI, LLC	20.0%		2012	3	12,618	(5,713)	6,905	53,706	2.47	% (1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%		2013	1	19,226	-	19,226	81,115	2.36	% (1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%		2013	2	9,915	(4,234)	5,681	34,928	2.34	% (1)	9/06/2016-9/30/2018
CB Portfolio	48.0	% (3)	2013	35	219,263	-	219,263	228,520	5.54	% (2)	10/11/2014 – 10/01/2020
CSH Montreal LP	60.5	% (4)	2013	2	39,198	(22,626)	16,572	77,993	6.38	% (1)	1/13/2016
Total Unconsolidated Entities				49	$314,322	$(46,368)	$267,854	$558,361	4.30%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	As of September 30, 2014, we had a 48.0% ownership interest in the CB Portfolio.
(4)	As of September 2, 2014, our ownership increased to 60.54% from 47.9% due to the conversion of preferred equity into common ownership interest. See discussion above.

(5)	Total impairment related to unconsolidated entities is $50.9 million as included on our condensed consolidated statements of operation and comprehensive income (loss). $4.5 million of this amount, related to BREV, is not included in the above table as it is related to guarantee obligations and has instead been included in other liabilities on our condensed consolidated balance sheet.

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

The following table presents a reconciliation of FFO to net income (loss) for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Funds from operations (“FFO”)
Net income (loss) attributable to common stockholders	$(129,974)	$3,677	$(135,414)	$7,459
Net income (loss) attributable to noncontrolling interests	(770)	26	(773)	51
Real estate related depreciation and amortization	6,590	5,341	20,175	16,523
Real estate related depreciation and amortization - discontinued operations	-	545	-	2,070
Real estate related depreciation and amortization - unconsolidated entities	5,259	4,487	19,856	8,917
FFO	$(118,895)	$14,076	$(96,156)	$35,020

In addition to FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the transaction costs and fair value of debt adjustments within our investment in Copper Beech. We believe that excluding these items adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt amortization of principal or other commitments and contingencies. In addition, we also believe it is a meaningful measure of our performance to adjust FFO to exclude impairment of unconsolidated entities, the effect of not exercising Copper Beech purchase option, impairment of land and pre-development costs, write-off of corporate other assets, severance, discontinued operations and change in valuation allowance for deferred tax asset. This measure is referred to herein as "FFOA."

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

FFO	$(118,895)	$14,076	$(96,156)	$35,020
Elimination of the following:
Impairment of unconsolidated entities	50,866	-	50,866	-
Effect of not exercising Copper Beech purchase option	34,047	-	34,047	-
Impairment of land & pre-development costs	29,790	-	29,790	-
Write-off of corporate other assets	7,765	-	7,765	-
Severance	720	-	720	-
Discontinued operations	5,506	(958)	3,191	(2,655)
Change in valuation allowance for deferred tax asset	1,131	-	731	-
Transaction costs	286	1,153	2,331	1,741
FV adjustment of CB debt	(1,539)	(1,220)	(5,058)	(2,165)
Funds from operations adjusted (“FFOA”)	$9,677	$13,051	$28,227	$31,941

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2014, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread for borrowing under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based on borrowing and from 0.75% to 1.50% for Base Rate borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowing and from 0.70% to 1.45% for Base Rate based borrowings. At September 30, 2014, the spread on our Revolving Credit Facility and Term Loan was 2.06% and 2.01%, respectively.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of September 30, 2014, approximately $267.3 million of our aggregate indebtedness (50.3% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $2.7 million, assuming that the amount outstanding under our variable rate debt remains at $267.3 million, the balance as of September 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective, as of September 30, 2014, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes to our internal control over financial reporting during the third quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

_____________________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: November 10, 2014

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ Scott R. Rochon
Scott Rochon
Acting Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

_____________________________

* Filed herewith.

** Furnished herewith.

