Form 10-Q/A
period 2014-09-30
Campus Crest Communities, Inc.
filed 2014-11-12
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Campus Crest Communities, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended September 30, 2014, which was filed with the Securities and Exchange Commission on November 10, 2014, for the sole purpose of submitting Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files for the Company’s Form 10-Q for the quarter ended September 30, 2014. No other changes have been made to the Form 10-Q.

Except as specifically described, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q and does not modify or amend the Form 10-Q.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2014

CAMPUS CREST COMMUNITIES, INC.
By:	/s/ Scott R. Rochon
Scott R. Rochon
Acting Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statement of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to the Condensed Consolidated Financial Statements.

_____________________________

* Filed herewith.

** Furnished herewith.