Form 10-K
period 2014-12-31
Campus Crest Communities, Inc.
filed 2015-04-01
CIK 1490983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 64,659,415 shares of the registrant’s common stock outstanding with a par value of $0.01 per share as of the close of business on March 26, 2015. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $563.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and III of this report incorporate certain information by reference to the registrant’s definitive Proxy Statement to be filed with respect to the 2015 annual meeting of stockholders.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "approximately," "believe," "could," "project," "predict," "continue," "plan," “would” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	the factors discussed in this report, including those set forth under the headings "Business," "Risk Factors" and "Management’s Discussion of Financial Condition and Results of Operations";

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or other factors;

•	the operating performance of our properties;

•	the availability of attractive acquisition opportunities in properties that satisfy our investment criteria and the success of our acquisition activities, including satisfaction of conditions to closing for pending acquisitions and, in some cases, the negotiation and execution of definitive documents and satisfaction of the conditions therein;

•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	changes in our business and growth strategies and in our ability to consummate acquisitions or dispositions or additional joint venture transactions;

•	our ability to manage effectively our growth and expansion into new markets, including international markets, or to integrate acquisitions successfully, including our acquisition of the CB Portfolio (as defined herein);

•	changes in exchange rates for foreign currencies;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, including international markets, whether the result of market events or otherwise;

•	events or circumstances that undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing;

•	our ability to extend the maturity of or refinance our existing debt, or comply with the financial and other covenants of the agreements that govern our existing debt;

•	the credit quality of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract and retain, qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	differences in cultures, including adapting practices and strategies that have been successful in our domestic business to international markets;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts ("REIT")); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

When considering forward-looking statements, keep in mind the risk factors and other cautionary statements in this report. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report. The matters summarized in this report, including the factors set forth under the headings "Business," "Risk Factors," "Properties" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," could cause our actual results and performance to differ materially from those set forth in, or implied by, our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Our Company

Campus Crest Communities, Inc., together with its subsidiaries, referred to herein as the "Company," "we," "us," "our," and "Campus Crest," is a self-managed, self-administered REIT focused on owning and managing a diversified portfolio of high-quality, residence life student housing properties. We were incorporated in the State of Maryland on March 1, 2010. On October 19, 2010, we completed an initial public offering (the "Offering") of our common stock. As a result of the Offering and certain formation transactions entered into in connection therewith (the "Formation Transactions"), we currently own the sole general partner interest and own limited partner interests in Campus Crest Communities Operating Partnership, LP (the "Operating Partnership"). We hold substantially all of our assets, and conduct substantially all of our business, through the Operating Partnership. The Offering and Formation Transactions were designed to (i) continue the operations of Campus Crest Communities Predecessor (the "Predecessor"), (ii) reduce outstanding mortgage and construction loan indebtedness, (iii) enable us to acquire additional interests in certain of our student housing properties, (iv) fund joint venture capital requirements, and (v) establish sufficient working capital for general corporate purposes. The exchange of entities or interests in the Predecessor for units of limited partnership interests in the Operating Partnership ("OP units") has been accounted for as a reorganization of entities under common control. As a result, our assets and liabilities have been reflected at their historical cost basis.

In February 2013, we entered into purchase and sale agreements to acquire an approximate 48.0% interest in a portfolio of 35 student housing properties, one undeveloped land parcel and a corporate office building held by the members of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (the “CB Portfolio”), and a fully integrated platform and brand with management, development and construction teams, for an initial purchase price of approximately $230.2 million, including the repayment of $106.7 million of debt. The remaining interests in the CB Portfolio are held by certain of the former members of CBTC and CBTC PA, (the “CB Investors”). In September 2013, we entered into an amendment to the above referenced purchase and sale agreements for consideration of $4.0 million whereby we will transfer our 48.0% interest in five properties in the Copper Beech Portfolio back to the CB Investors and defer the acquisition of two development properties as consideration for an additional 19.0% interest in each of the remaining 30 properties in the Copper Beech Portfolio. See Note 6 to the accompanying consolidated financial statements. Subsequent to December 31, 2014, we along with certain of our affiliates completed the acquisition of the Copper Beech Portfolio. See Note 19 to the accompanying consolidated financial statements.

During the third quarter of 2014, we began to implement a strategic repositioning which includes, among other things:

(1)	Simplifying the business model by discontinuing all construction and development and focusing on organic growth;
(2)	Reducing the number of joint ventures through planned dispositions of certain assets within our joint ventures to simplify asset ownership structure and reduce exposure to off-balance sheet obligations;
(3)	Disposing of land which was previously held for future development (held in land and property held for sale as of December 31, 2014, some of which was disposed of subsequent to the year ended December 31, 2014 (see Note 19 to the accompanying consolidated financial statement) and the rest of which we expect to dispose of during 2015);
(4)	Identifying costs savings at our properties and at the corporate office; and

(5)	Focusing time and resources on recruiting new members of our management team.

During the year ended December 31, 2014, the Company discontinued all construction and development operations (see Note 7 of the accompanying consolidated financial statements).

We believe that we are one of the largest owners and managers of high-quality student housing properties in the United States, based on beds owned and under management. As of December 31, 2014, we owned interests in 47 operating student housing The Grove® properties containing approximately 9,700 apartment units and 26,300 beds. Thirty-six of our operating The Grove® properties are wholly-owned and eleven of our The Grove® properties are owned through joint ventures with HSRE. As of December 31, 2014, we also owned interests in 36 operating student housing Copper Beech branded properties containing approximately 6,500 apartment units and 17,300 beds. Our Copper Beech branded properties are owned by the Company and the CB Investors. As of December 31, 2014, we also owned interests in three operating student housing evo® properties containing approximately 1,500 units and 3,000 beds and owned one wholly-owned redevelopment property containing approximately 170 units and 340 beds. As of December 31, 2014, our operating portfolio consisted of the following:

	Properties in			Number	Number
	Operation	Ownership		of Units	of Beds
Wholly-owned Grove properties(1)	36	100.0%		7,305	19,945
Joint venture Grove properties:
HSRE I	3	63.9	%(2)	544	1,508
HSRE V	3	10.0%		662	1,856
HSRE VI	3	20.0%		664	1,784
HSRE X	2	30.0%		468	1,240
Total Grove properties	47			9,643	26,333

Joint venture evo properties:
CSH Montreal	2	47.0%		1,203	2,223
HSRE IX	1	30.0%		344	850
Total evo properties	3			1,547	3,073

CB Portfolio	36	48.0	%(3)	6,461	17,283

Total Portfolio(4)	86			17,651	46,689

(1)	In 2014, we acquired the remaining ownership interest in The Grove at Denton, Texas.
(2)	In 2014, we amended and restated our operating agreement with HSRE resulting in our previously held preferred interest in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, being converted to additional membership units of HSRE-Campus Crest I, LLC.
(3)	As of December 31, 2014, we had an effective interest in the CB Portfolio of 48%. See Note 8 to the accompanying consolidated financial statements.
(4)	The redevelopment of our 100% owned property in Toledo, OH, which was acquired in March 2013, is excluded.

As of December 31, 2014, the average occupancy for our 47 The Grove® properties was approximately 87.2% and the average monthly total revenue per occupied bed was approximately $527. Our operating properties are located in 23 states, contain modern apartment units with many resort-style amenities, and had an average age of approximately 4.0 years as of December 31, 2014. As of December 31, 2014, the average occupancy for our 36 Copper Beech branded properties was approximately 91.0%, and the average monthly total revenue per occupied bed was approximately $487. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We have developed, built and managed substantially all of our wholly-owned properties and several of our unconsolidated joint venture properties, which are based upon a common prototypical residential building design. We believe that our use of this prototypical building design, which we have built more than 700 times at our student housing properties (approximately 15 of such residential buildings comprise one student housing property), allows us to efficiently deliver a uniform and proven student housing product in multiple markets. The majority of our operating properties (other than those in the CB Portfolio, evo® and Toledo) operate under The Grove® brand, and we believe that our brand and the associated lifestyle are effective differentiators that create higher visibility and appeal for our properties within their markets both with the students as well as the universities we serve.

We began building or redeveloping nine new student housing properties in 2013 that commenced operations in August 2014, one of which is owned by a joint venture with HSRE and Brandywine Realty Trust (“Brandywine”) in which we own a 30.0% interest and act as the co-developer, one of which is owned by a joint venture with Beaumont Partners SA (“Beaumont”) in which we owned a 47.0% interest at December 31, 2014, two of which are owned by a joint venture with HSRE in which we own a 30% interest, one of which is a Copper Beech branded property in which our ownership interest is commensurate with the remainder of the CB Portfolio, and four of which are wholly-owned by us. In 2014, we completed the redevelopment of one student housing property which is owned by a joint venture with Beaumont in which we own a 47.0% interest.

REIT Status and Taxable REIT Subsidiaries

We have made an election to qualify, and we believe we are operating so as to qualify, as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), commencing with our taxable year ended December 31, 2010. As a REIT, we generally will not be subject to U.S. federal income tax to the extent that we meet the organizational and operational requirements and our distributions equal or exceed 90% of our REIT taxable income. For all periods subsequent to the REIT election, we have met the organizational and operational requirements and distributions have exceeded 90% of our REIT taxable income.

We have elected to treat Campus Crest TRS Holdings, Inc. ("TRS Holdings"), our wholly-owned subsidiary, as a taxable REIT subsidiary ("TRS"). TRS Holdings includes the management companies that provide services to entities in which we do not own 100% of the equity interests. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes.

Property Management and Monitoring

We maintain an on-site staff at each property, including a General Manager, Sales Manager and Maintenance Supervisor. The on-site staff is responsible for all aspects of the property’s operations, including marketing, leasing administration, customer service, lifestyle, expense control, business administration, ongoing property maintenance, capital projects, residence life and student development. In addition, each property typically has 5 student-tenants that live on-site and work for us on a part-time basis. These individuals act as Community Assistants, or CA's, and Leasing Consultants, or LC’s, that assist in developing lifestyle programming, building community, ensuring the needs of all tenants and guests are taken care of, and pursuing and closing all potential leads for continued leasing efforts. We also have a full time Senior Leasing Consultant that offers support to the Sales Manager and a Maintenance Tech that offers support to the Maintenance Supervisor. We provide oversight to each property on an area basis, with each "area" typically comprised of six to eight properties. Each area is staffed with an Area Manager and Area Sales Manager and our area team is supported by a Regional Manager and Regional Sales Manager respectively. The roles of our various staff members are described in greater detail below.

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

Community Assistants and Leasing Consultants. At each property we generally maintain a ratio of 50-70 students per employee living on site. Our CA’s and LC’s are selected by our management based upon a set of criteria, including interpersonal skills, leadership capabilities, responsibility, maturity and willingness to meet the challenges and expectations of the position. We use these positions to interface on a peer basis with our student-tenants and to assist with various duties at the properties. Further, we use this position as a feeder for us, which allows us to evaluate these part-time employees for potential full-time managerial positions with us after they graduate. It is a position that fits well with many students’ academic goals while affording them opportunities for personal growth and leadership development. The CA’s and LC’s perform the duties of their position in exchange for their room and a stipend. CA’s and LC’s are trained to provide support and assistance to our student-tenants on a variety of issues. The CA’s and LC’s act as community facilitators by developing an atmosphere that promotes a sense of belonging, support and affiliation. At all times, our CA’s and LC’s are expected to be role models and maintain the highest standards of personal conduct. Through observation and interaction with the community, the CA’s and LC’s help to identify potential problems and make appropriate referrals so that students may overcome obstacles to their academic achievement. Through their efforts to provide timely, accurate and thorough information in the appropriate format, CA’s and LC’s contribute to the smooth and effective operations of our properties. We believe that these positions are important to the success of our properties.

Senior Leasing Consultant. Senior Leasing Consultants support the leasing efforts driven by the Sales Manager. The Senior Leasing Consultants are responsible for achieving sales performance goals for their respective site. They are actively engaged in gaining new prospects, following up with prospects, and closing on sales to meet or exceed set goals. This position also assists in hiring and developing leasing consultants and community assistant personnel. Much like the CA and LC position, the Senior Leasing Consultant position is one developed to be a feeder for us to use at Sales Manager openings within our portfolio.

Area Managers and Area Sales Managers. The Area Manager is responsible for all facets of the operations of properties in his or her area, typically six to eight properties per area. He or she monitors the performance of the properties and the compliance of each of the General Managers with our programs and policies to preserve operational standards across all of the properties in his or her area. The Area Manager is the conduit between centralized planning at our corporate level and decentralized execution at each of the properties. Similar to the property-level Sales Manager, the Area Sales Manager provides support for leasing and lifestyle programming at all the properties in his or her area. As the corporate marketing department’s liaison to area and property operations, the Area Sales Manager monitors the consistency of our brands across the properties and collaborates with the Area Managers and General Managers to market each property effectively.

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

Unlike traditional multi-family housing, most of our leases commence and terminate on the same dates each year. In the case of our typical 11.5-month lease, these dates coincide with the commencement of the universities’ fall academic term and typically terminate at the completion of the last summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season, which typically begins each October and ends in September of the following year. Approximately 37.6% and 41.7% of our current tenants renewed their lease as of the start of the fall term for the 2014-2015 and 2013-2014 academic years, respectively.

Each year we implement a marketing and leasing plan to re-lease each property. We advertise through various media, including print and internet advertising, social media, direct mailers, radio advertising, promotional events and public relation campaigns. We typically compete in the off-campus student housing market on the basis of:

•	the quality of our facilities, including their proximity to college and university campuses, the size and layout of units and the types of amenities offered;

•	rental terms, including price, which vary based on the market in which the property is located, and per-bed rental (individual lease liability), which allows individual student-tenants to avoid responsibility for the rental of an entire apartment unit;

•	community environment, including community facilities, amenities and programming, which is overseen by our staff of CA’s; and

•	our relationships with colleges and universities, which may result in our properties being recommended or listed in recruiting and admissions literature provided to incoming and prospective students.

Student Programming

We believe that our success has been driven, in part, by our focus on student lifestyle programming, which enhances the lifestyle of our student-tenants and helps to create an environment that is conducive to academic and social success. We do not approach our properties as simply a place for students to live, but rather we seek to assist our student-tenants in building connections with their fellow student-tenants, their communities and the colleges and universities that they attend. We believe that our focus on student lifestyle programming differentiates us from our competitors and makes our properties more attractive to prospective student-tenants and their parents.

Business Segments

We define business segments by their distinct customer base and services provided. We have identified two reportable business segments: (i) student housing operations and (ii) property management services. All construction and development activities are reported in discontinued operations at December 31, 2014. We evaluate the performance of our operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions. Unallocated corporate amounts include general expenses associated with managing our two reportable operating segments. See Note 16 to the accompanying consolidated financial statements.

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

Environmental Matters

Some of our properties contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for personal injury or property damages arising from releases from such tanks. Additionally, third parties may be permitted by law to seek recovery from owners or operators for personal injury or property damage associated with exposure to other contaminants that may be present on, at or under the properties, including, but not limited to, petroleum products and hazardous or toxic substances. Also, some of the properties include regulated wetlands on undeveloped portions of such properties and mitigated wetlands on or near our properties. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties.

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

Employees

As of December 31, 2014, we had approximately 632 employees. Our employees are not represented by a labor union.

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

We experienced unprecedented levels of volatility in the capital markets, a reduction in the availability of credit and intense recessionary pressures, which had an adverse effect on our results of operations and our ability to borrow funds from 2007 through 2010. For example, lenders were generally imposing more stringent lending standards and applying more conservative valuations to properties. This limited the amount of indebtedness we were able to obtain and impeded our ability to develop new properties and to replace construction financing with permanent financing. If these conditions were to develop again in the future, our business and our growth strategy may be materially and adversely affected. Although our business strategy contemplates access to debt financing (including our revolving credit facility and term loans) and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. As of December 31, 2014, we had approximately $167.5 million outstanding under our revolving credit facility and $50.0 million outstanding under the related term loan. The amounts outstanding under our revolving credit facility and term loan will reduce the amount that we may be able to borrow under this facility for other purposes. We have approximately $50.0 million in borrowing capacity under our revolving credit facility, and amounts borrowed under the facility will be due at its maturity in January 2017 (subject to a one-year extension which we may exercise at our option, provided we comply with certain terms and conditions, including the payment of an extension fee). This indebtedness, as well as our mortgage, construction and other debt of approximately $303.5 million as of December 31, 2014, and the $100.0 million outstanding principal amount of the Operating Partnership’s 4.75% Exchangeable Senior Notes due 2018, will subject us to risks associated with debt financing as described below under "Our indebtedness exposes us to a risk of default and reduces our free cash flow, which could materially and adversely affect us."

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

We generally lease our properties for 11.5-month terms, and the related leases provide for 12 equal monthly payments of rent. Therefore, our properties must be entirely re-leased each year, exposing us to more leasing risk than property lessors that lease their properties for longer terms. Student housing properties are also typically leased during a limited leasing period that generally begins each October and ends in September of the following year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this leasing period. We will be subject to heightened leasing risk at properties we may acquire in the future due to our lack of experience leasing such properties. Any significant difficulty in leasing our properties would adversely affect our results of operations, financial condition and ability to pay distributions on our securities and would likely have a negative impact on the trading price of our securities. As of the start of the fall term for the 2014-2015 and 2013-2014 academic years, we had approximately 37.6% and 41.7%, respectively, of our current tenants renew their previous lease for the upcoming term.

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

Our future success is substantially dependent on our ability to attract and retain key management executives.

Our future success depends in large part upon our ability to attract and retain key management executives and other key employees. In the last year, as part of our strategic repositioning, several members of our senior management team have departed, including our former chief executive officer, our former chief financial officer and other former senior members of our executive management team, and we are actively searching to fill several key roles. Aaron S. Halfacre, our chief investment officer, was recently elevated to the additional role as President, and Scott R. Rochon, chief accounting officer, is serving as our acting chief financial officer. The continued turnover of senior management and the loss of key members of our executive team could have a negative impact on our ability to manage and grow our business effectively. Turnover of executives and senior management can adversely impact our stock price, our results of operations and our client relationships and may make recruiting for future management positions more difficult or may require us to offer more generous executive compensation packages to attract top executives. In addition, we must successfully integrate any newly hired management personnel within our organization in order to achieve our operating objectives. The key initiatives directed by these executives may take time to implement and yield positive results, if at all. If our new executives do not perform up to expectations, we may experience declines in our financial performance or delays in our long-term growth strategy.

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

For the years ended December 31, 2014, 2013, 2010 and 2009, we incurred significant net losses. These results have had a negative impact on our financial condition. While we experienced net income for the years ended December 31, 2012 and 2011, and believe that we are adequately capitalized and able to continue to operate our business, there can be no assurance that our business will be profitable in the future and additional losses will not be incurred. If the trend of incurring significant net losses continues in the future, our financial performance, liquidity and our ability to operate our business as a going concern could be materially and adversely affected.

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

As of December 31, 2014, our total consolidated indebtedness was approximately $618.4 million. Our debt service obligations expose us to the risk of default and reduced cash available to invest in our business or pay distributions that are necessary to qualify and remain qualified as a REIT. Our ability to meet the ongoing payment obligations of our indebtedness depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our exchangeable senior notes, our credit agreements and our outstanding preferred stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell assets (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity.

Our charter does not contain any limitation on the amount of indebtedness that we may incur. In the future, we may incur substantial indebtedness in connection with the development or acquisition of additional properties and for other working capital needs, or to fund the payment of distributions to our stockholders.

In addition, a tax protection agreement to which we are a party requires us to maintain a minimum level of indebtedness of $56.0 million throughout a 10-year tax protection period, which ends in October 2020, in order to allow a sufficient amount of debt to be allocable to MXT Capital, LLC, a Delaware limited liability company ("MXT Capital"), which is wholly-owned and controlled by Ted Rollins, our former chief executive officer, and Michael S. Hartnett, our former vice chairman of special projects, and certain members of their families, to avoid certain adverse tax consequences. If we fail to maintain such minimum indebtedness throughout the 10-year tax protection period, we will be required to make indemnifying payments to MXT Capital, in an amount equal to the federal, state and local taxes, if any, imposed on its members as a result of any income or gain recognized by them by reason of such failure. The amount of such taxes will be computed based on the highest applicable federal, state and local marginal tax rates, as well as any "grossed up" taxes imposed on such payments. This requirement may restrict our ability to reduce leverage when we otherwise might wish to do so and generally reduce our flexibility in managing our capital structure.

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

In addition to our consolidated indebtedness, we are guarantor on construction and mortgage debt of our ventures with Harrison Street Real Estate Capital (“HSRE”) and Beaumont Partners SA (“Beaumont”), as described below in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements.

Our failure to comply with the financial and other covenants of the agreements that govern our existing debt could have a material adverse effect on our financial condition.

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

Pursuant to the terms of our credit facility, we may not pay distributions that exceed the greater of (i) 95.0% of our funds from operations, or (ii) the minimum amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we also may be precluded from making certain distributions (other than those required to allow the Company to qualify and maintain its status as a REIT). These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities. In addition, if we fail to comply with any of these covenants, including the financial coverage ratios, this could result in our having to seek an amendment or waiver from our lenders to avoid an event of default and/or the acceleration of some or all of our indebtedness, which would have a material adverse effect on us. From time to time, we have sought and received waivers of certain of these provisions, but there can be no guarantee that we will be able to obtain waivers of these provisions in future periods.

In April 2013, as a result of the CB Portfolio Acquisition, we received a waiver from our lender group allowing for increased distributions of our funds from operations for the remainder of 2013. In February 2013, we amended our amended credit facility to provide for certain exclusions related to our investments in joint ventures as well as the treatment of certain other investments within the compliance calculation of our secured debt ratio and certain negative covenants. In June 2013, in connection with our investment in a joint venture with Beaumont to acquire a property in Montreal, Quebec, Canada, we received a waiver from our lender group allowing us to guarantee debt incurred by our subsidiary, Campus Crest at Montreal I, LLC, to fund such investment. On September 30, 2014, we received a waiver with respect to the distribution payout ratio for each distribution payout date through the end of 2015. The waiver was expressly conditioned on the following: (i) no default or event of default shall have occurred and be continuing and (ii) as of each test date during 2015, the payout ratio shall be equal to or less than (A) 105% or (B) such greater amount as may be required by applicable law for us to maintain our status as a REIT. On February 25, 2015, we received a waiver under our amended credit facility that provides relief from certain financial covenants during a relief period that runs from December 31, 2014 until and including September 30, 2015. During the relief period the following new measurements will apply to covenant tests: Maximum Leverage Ratio of not greater than 0.65:1.00; Maximum Secured Debt Ratio of not greater than 47.5%; Minimum Fixed Charge Ratio of not less than 1.30:1.00; and a Dividend Payout Ratio of not more than 105.0% calculated on a pro forma basis that applies the current quarterly dividend of $0.090 on a trailing twelve month basis.

The cost of our obtaining an amendment or waiver in the future could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver if necessary in the future. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility could become immediately due and payable. Furthermore, the documents that govern our outstanding indebtedness contain certain cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

We may be unable to satisfy our debt obligations upon a change of control of us.

Under the documents that govern our indebtedness, if we experience a change of control, we could be required to repay the entire principal balance of our outstanding indebtedness. Under our Exchangeable Senior Notes indenture, if we experience a fundamental change, as defined in the indenture, we must offer to purchase the notes at 100% of their principal amount, plus accrued interest. As defined in the indentures, fundamental change includes, among other things, the acquisition of more than 50% of our voting securities by any person or group, or the failure of a majority of the members of our board of directors to be continuing directors whose nomination or election were approved by the majority of the board. Under the credit agreement that governs our revolving credit facility, if we experience a change of control, as defined in the credit agreement, the lenders may declare an event of default and accelerate payment of the entire principal balance of the facility. As defined in the credit agreement, a change of control includes, among other things, the acquisition of more than 35% of our voting securities by any person or group, or a change in the majority of the members of our board of directors unless the new members were elected or nominated for election by a majority of the board. We might not have sufficient funds to repay the amounts due under the revolving credit facility or pay the required price for the notes following a change of control.

Variable rate debt is subject to interest rate risk.

As of December 31, 2014, approximately $354.8 million of our aggregate indebtedness (approximately 57.4% of total indebtedness) was subject to variable interest rates. In addition, we may incur additional variable rate debt in the future. While we have entered into arrangements that hedge the risk of rising interest rates, there can be no assurance that such arrangements will adequately protect against rising interest rates or that we will be able to enter into interest rate hedging arrangements in the future. If we are unable to enter into arrangements that hedge the risk of rising interest rates, increases in interest rates on variable rate debt would increase our interest expense, which would adversely affect net income and cash available for payment of our debt obligations and distributions to stockholders.

Joint venture investments could be materially and adversely affected by our lack of decision-making authority, our reliance on our co-venturers’ financial condition and disputes between our co-venturers and us.

Our properties located in Lawrence, Kansas, San Angelo, Texas, and Conway, Arkansas, comprising approximately 3.2% of our beds, are held in a joint venture with HSRE, in which we own a 63.9% interest. Our properties located in Fayetteville, Arkansas, Laramie, Wyoming and Stillwater, Oklahoma, comprising approximately 4.0% of our beds, are held in a joint venture with HSRE, in which we own a 10.0% interest. Our properties located in Indiana, Pennsylvania, State College, Pennsylvania and Norman, Oklahoma, comprising approximately 3.8% of our beds, are held in a joint venture with HSRE, in which we own a 20.0% interest. Our properties located in Louisville, Kentucky and Greensboro, North Carolina, comprising approximately 2.7% of our beds, are held in a joint venture with HSRE, in which we own a 30.0% interest. Our property located in Philadelphia, Pennsylvania, comprising 1.8% of our beds, is held in a joint venture with HSRE and Brandywine, in which we own a 30.0% interest with completion targeted for the 2014-2015 academic year. Our properties located in Montreal, Quebec, comprising 4.8% of our beds, are held in a joint venture with Beaumont Partners, in which we own a 47.0% interest as a limited partner. In addition, at December 31, 2014, we held an effective 48.0% investment in the CB Portfolio, comprising 37.0% of our beds, and, pursuant to the terms of the agreements governing this investment, share decision making authority with the CB Investors, though as of January 30, 2015, we increased our ownership to 100% for many of the properties in the CB Portfolio.

We may not have a controlling interest in a joint venture and may share responsibility with our co-venturer for managing the property held by the joint venture. Under such circumstances, we may not have sole decision-making authority regarding the joint venture’s property. With regard to our joint venture in Canada with Beaumont Partners, we are a limited partner with no general partner representation and limited control rights. Investments in joint ventures, under certain circumstances, involve risks not present when we invest in a property without the involvement of a third party. For example, our co-venturer may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our preferences, policies or objectives. Additionally, it is possible that our co-venturer might become bankrupt, fail to fund its share of required capital contributions or block or delay decisions that we believe are necessary. With regard to our joint venture in Canada with Beaumont Partners, our co-venturer may take, or fail to take, actions that could result in a loan default, which may further result in a cross-default of our other indebtedness. Joint venture investments may also have the potential risk of impasses on decisions, such as sales, because neither we nor our co-venturers may have full control over the joint venture. Disputes between us and our co-venturer may result in litigation or arbitration that would increase our expenses and divert the attention of our officers and directors from other aspects of our business. Consequently, actions by or disputes with our co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party co-venturers. Any of the foregoing factors could materially and adversely affect the financial condition and results of operations of our joint-venture investments.

In addition, our operating agreements with our co-venturers contain provisions that upon the occurrence of various triggering events could allow our co-venturers to remove us from management control of the properties held by the venture, sell those properties without our consent at prices determined by our co-venturer, and acquire our interest in the venture at values that could be disadvantageous to us. These triggering events could include, among other things, a material breach of the terms of the operating agreement or other venture agreements, or change in control of the Company (in the case of certain of our ventures with HSRE) or of the Operating Partnership or of our various subsidiaries which are involved with such ventures. The agreements governing the ventures also contain various mutual covenants as to competition within a prescribed territory near the properties operated by the venture. We are guarantor on construction and mortgage debt of our ventures with HSRE, as described below in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements, and those guarantees would continue in effect under most circumstances even if we are removed from management of the venture. As guarantor, if a property realizes proceeds upon sale that are insufficient to pay off the underlying debt, we could be obligated to pay off the remaining balance. For the reasons described in this paragraph, the removal of the Company from management or ownership of an interest in any venture, or the sale of any venture property at disadvantageous prices, could thus have a material adverse effect on us if it impacts any material number of properties which we currently manage. The terms of our operating agreements and the complexities of our venture arrangements may impact any potential third party acquisition proposal for us or delay, defer or prevent a change in control.

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

The material weakness in our internal control over financial reporting may adversely impact our business and financial results.

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

In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, management identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2014, which related to our control environment, risk assessment process, information and communication components and process-level controls. See “Part II—Item 9A—Controls and Procedures” for a discussion of our internal control over financial reporting, including a discussion of the material weakness. If the new controls being implemented to address the material weakness and to strengthen the overall internal control over financial reporting are not designed or do not operate effectively, if we are unsuccessful in implementing or following these new processes or are otherwise unable to remediate this material weakness, this may result in untimely or inaccurate reporting of our financial condition or results of operations.

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

Our properties located near the campuses of the University of South Alabama and Colorado State University are subject to ground leases with unaffiliated third parties. In addition, we may invest in additional properties that are subject to ground leases with unaffiliated third parties. As the lessee under a ground lease with an unaffiliated third party, we are exposed to the possibility of losing our leasehold interest in the land on which our buildings are located. A ground lease may not be renewed upon the expiration of its current term or may be terminated by the lessor pursuant to the terms of the lease if we do not meet our obligations thereunder.

In the event of an unsecured default under any of our existing ground leases, the lessor may terminate our leasehold interest in the land on which our buildings are located. Any termination of our existing ground leases with unaffiliated third parties, unless in conjunction with the exercise of a purchase option, would also result in termination of our management agreement relating to the property. If we lose the leasehold interest in any of our properties, we could be materially and adversely affected.

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

We may incur losses on hedging arrangements, which could materially and adversely affect our financial condition and results of operations.

We currently use, and may in the future enter into, hedging agreements. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If an arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the arrangement may subject us to increased credit risks. The occurrence of any of the foregoing could materially and adversely affect our financial condition and results of operations.

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

All of our properties have been acquired or developed by us and/or our predecessor entities within the past ten years and have limited operating histories. Consequently, the historical operating results of our properties and the financial data we have disclosed may not be indicative of our future performance. The operating performance of the properties may decline and we could be materially and adversely affected.

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

We hold land for future development and may in the future acquire additional land holdings. The risks inherent in owning or purchasing and developing land increase as demand for student housing, or rental rates, decrease. As a result, we hold certain land and may in the future acquire additional land in our development pipeline at a cost we may not be able to recover fully or on which we cannot build and develop into a profitable student housing project. In addition, real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to increase as a result of changing market conditions. Further, carrying costs associated with land holdings can be significant and can result in losses or reduced margins in a poorly performing project. Under current market conditions, we may have impairments of our land held for sale.

Our issuance of common stock under our At-The-Market offering program may be dilutive, and there may be future dilution of our common stock.

After giving effect to the issuance of common stock under our At-The-Market offering program and the receipt of the expected net proceeds and the use of those proceeds, there may be a dilutive effect on our estimated earnings per share and funds from operations per share in years during which an offering is ongoing. The actual amount of potential dilution cannot be determined at this time and will be based on numerous factors. Additionally, we are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities in the future. The market price of our common stock could decline as a result of issuances of a large number of shares of our common stock after this offering or the perception that such issuances could occur.

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

Our Canadian exposure may subject us to different or greater risk from those associated with our domestic operations, and we may recognize additional asset impairment charges with respect to our Canadian real estate assets in the future.

We hold interests in two joint venture properties that operate in Canada. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

•	adverse effects of changes in exchange rates for foreign currencies;

•	changes in foreign political and economic environments, regionally, nationally, and locally;

•	costs associated with complying with a wide variety of foreign laws including corporate governance, operations, taxes, and litigation;

•	difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages and difficulties that arise in enforcing such contracts;

•	differing lending practices;

•	uncertainties in estimating potential tax liabilities;

•	differing employment and labor issues;

•	changes in applicable laws and regulations in the United States that affect foreign operations;

•	obstacles to the repatriation of earnings and cash;

•	obstacles to hiring appropriately trained staff; and

•	differences in cultures including adapting practices and strategies that have been successful in the U.S. student housing business to retail needs and expectations in new markets.

Management assesses whether there has been impairment in the value of our investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimation of expected future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. During the year ended December 31, 2014, we recorded an impairment of $26.5 million related to our investment in CSH Montreal LP (“CSH Montreal”), as discussed in Note 11 of the accompanying consolidated financial statements. As a result of the uncertainty in the valuation, and in the stability of, the cash flows, discount rates and other factors related to such assets, we may be required to recognize additional asset impairment charges in the future.

Although our international activities currently are a relatively small portion of our business, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

A currently threatened proxy contest and any other actions of activist stockholders could have a negative effect on our business.

On March 5, 2015, a shareholder that currently holds approximately 1.4% of our common stock filed a preliminary proxy statement with the SEC to nominate four alternative director nominees for election to our board of directors at the Company's 2015 annual meeting of shareholders. Our board of directors has not endorsed such shareholder’s director nominees. If a proxy contest or any other dissident stockholder activity ensues, then our business could be adversely affected because responding to proxy contests, litigation and other actions by dissident stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. In addition, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and harm our ability to attract new investors, employees and clients. If the Company’s current directors cease to constitute a majority of our board of directors due to the currently threatened proxy contest or otherwise, it may adversely affect our ability to effectively and timely implement our current initiatives, retain and attract experienced executives and employees, and execute on our long-term strategy, and, under certain circumstances, could require us to repay our outstanding indebtedness prior to maturity. See the Risk Factor entitled “We may be unable to satisfy our debt obligations upon a change of control of us.” Also, we may experience a significant increase in legal fees, administrative and associated costs incurred in connection with responding to a proxy contest or related action. These actions could also cause our stock price to experience periods of volatility or stagnation.

We may not make distributions to our stockholders or be able to maintain our current distribution rate, and we may be required to fund the minimum distribution necessary to qualify for taxation as a REIT from sources that could reduce our cash flows.

Our ability to fund any distributions will depend, in part, upon continued successful leasing of our existing portfolio and successful management services. To the extent these sources are insufficient, we may use our working capital or borrowings under our revolving credit facility to fund distributions, if and to the extent then permitted under the terms of our credit facility. If we need to fund future distributions with borrowings under our revolving credit facility or from working capital, or if we reduce our distribution rate, our stock price may be adversely affected. In addition, to the extent that we fund any distributions with borrowings under our revolving credit facility or from working capital, our cash available for investment in our business, including for property development and acquisition purposes, will decrease.

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

We have the right to accumulate and not pay dividends on the Series A Preferred Stock. If dividends on the Series A Preferred Stock are not paid, holders of our Common Stock will not receive any dividend distributions. If we have REIT taxable income during 2015, and we do not distribute at least 90% of our REIT taxable income, excluding net capital gains, then we will not be taxed as a REIT during calendar year 2015, which could have a material adverse effect on us and on the value of our securities.

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

The constructive ownership rules under the Internal Revenue Code are complex and may cause stock owned actually or constructively by a group of related individuals or entities to be owned constructively by one individual or entity. As a result, the acquisition of less than 9.8% of our stock (or the acquisition of an interest in an entity that owns, actually or constructively, our stock) by an individual or entity, could nevertheless cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of our outstanding stock and therefore would subject the individual or entity to the stock ownership limits. However, under certain circumstances, our charter provides that our board of directors shall make an exception to this limitation if our board determines that such exception will not jeopardize our tax status as a REIT.

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

Members of our board of directors may in the future be holders of OP units, and the interests of holders of OP units may differ from those of our stockholders.

Currently no members of our board of directors are holders of OP Units. However, members of our board of directors may in the future be direct or indirect holders of OP units. For example, the former members (the “Sellers”) of Copper Beech Townhome Communities, LLC (“CBTC”) and Copper Beech Townhome Communities (PA), LLC (“CBTC PA” and, together with CBTC, “Copper Beech”) are holders of OP units and may receive additional OP units in connection with a second closing for the Copper Beech acquisition (see Note 19 in the accompanying consolidated financial statements for additional information regarding the Copper Beech acquisition). Pursuant to agreements with the Sellers in connection with the Copper Beech acquisition, we agreed to nominate John R. McWhirter, one of the Sellers who holds OP Units, for election to our board of directors at our 2015 annual meeting of stockholders. Accordingly, if Dr. McWhirter is elected to our board of directors at our 2015 annual meeting of stockholders, one of the members of our board of directors will be a holder of OP Units. However, if Dr. McWhirter is not elected to our board of directors at the 2015 annual meeting of stockholders, we have no further obligation to nominate Dr. McWhirter to the board of directors.

As holders of OP units board members may have conflicting interests with our stockholders. For example, board members with OP units may have different tax positions from our stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new indebtedness or refinance existing indebtedness and how to structure future transactions. As a result, if one or more of our board members are holders of OP units, our board of directors may implement policies or make decisions that are not in the best interest of our stockholders.

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

Our primary property-owning vehicle is the Operating Partnership, of which we are the sole general partner. Our acquisition of properties through the Operating Partnership in exchange for OP units may permit certain tax deferral advantages to the sellers of those properties. If properties contributed to the Operating Partnership have unrealized gain attributable to the difference between the fair market value and adjusted tax basis in such properties prior to contribution, then the sale of such properties could cause material and adverse tax consequences to the partners who contributed such properties. Although we, as the sole general partner of the Operating Partnership, generally have no obligation to consider the tax consequences of our actions to any limited partner, in connection with our formation transactions, we agreed to indemnify MXT Capital for certain tax consequences related to our properties. We also have a tax indemnification agreement with Copper Beech. There can be no assurance that the Operating Partnership will not acquire properties in the future subject to material restrictions designed to minimize the adverse tax consequences to the partners who contribute such properties. Such restrictions could result in significantly reduced flexibility to manage our properties, which could materially and adversely affect our business, financial condition and results of operations.

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

We may not make distributions to our stockholders or be able to maintain our current distribution rate, and we may be required to fund the minimum distribution necessary to qualify for taxation as a REIT from sources that could reduce our cash flows.

Our ability to fund any distributions will depend, in part, upon continued successful leasing of our existing portfolio and successful management services. To the extent these sources are insufficient, we may use our working capital or borrowings under our revolving credit facility to fund distributions, if and to the extent then permitted under the terms of our credit facility. If we need to fund future distributions with borrowings under our revolving credit facility or from working capital, or if we reduce our distribution rate, our stock price may be adversely affected. In addition, to the extent that we fund any distributions with borrowings under our revolving credit facility or from working capital, our cash available for investment in our business, including for property development and acquisition purposes, will decrease.

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

We have the right to accumulate and not pay dividends on the Series A Preferred Stock. If dividends on the Series A Preferred Stock are not paid, holders of our Common Stock will not receive any dividend distributions. If we have REIT taxable income during 2015, and we do not distribute at least 90% of our REIT taxable income, excluding net capital gains, then we will not be taxed as a REIT during calendar year 2015, which could have a material adverse effect on us and on the value of our securities.

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

The market price of our securities may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the market price of our securities. Some of the factors that could negatively affect the market price or result in fluctuations in the market price of our securities include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our financial performance or earnings estimates;

•	increases in market interest rates (which, among other consequences, may lead purchasers of our securities to require a higher dividend yield to make or maintain an investment);

•	changes in market valuations of similar companies;

•	adverse market reaction to any indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our issuance of additional shares of common stock or other securities;

•	activist or proxy contests;

•	availability of outstanding shares of our common stock, including sales of a substantial number of shares of our common stock in the public market (including shares held by our directors, officers or their affiliates);

•	the performance of other similar companies;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	the potential impact of the recent economic slowdown on the student housing industry and related budgets of colleges and universities.

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

In February 2013, we entered into purchase and sale agreements to acquire interests in a portfolio of 35 student housing properties, one undeveloped land parcel and corporate office building held by the members of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC ("CBTC PA", together with CBTC, "Copper Beech" or the "Sellers") (the “CB Portfolio”). On January 30, 2015, we completed the acquisition of the Sellers’ remaining interests in 29 of the student housing properties, one undeveloped land parcel, and one other student housing property. The CB Portfolio Acquisition represents the largest acquisition of a property portfolio that we have ever acquired. The transaction involves the integration of a portfolio of properties that has previously operated independently. Successful integration of these operations will depend primarily on our ability to consolidate standards, controls, procedures and policies. This transaction also poses other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of the CB Portfolio. We may not be able to integrate these operations without encountering difficulties, including, but not limited to, the disruption of our ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. If we have difficulties with any of these integrations, we might not achieve the economic benefits we expect to result from the transaction, and this may hurt our business and financial results. In addition, we may experience greater-than-expected costs or difficulties relating to the integration of the operations of the CB Portfolio. Additional risks include, but are not limited to, the following:

•	inability to effectively monitor and manage our expanded portfolio of properties, retain key employees or attract highly qualified new employees;

•	inability to compete in new markets;

•	increased costs or increases in taxable income due to restructuring or other steps required in connection with the integration of the CB Portfolio as a result of our compliance with the tax requirements applicable to REITs under the Code;

•	projections of estimated future revenues, cost savings or operating metrics that we developed during the due diligence and integration planning process may not be achieved;

•	the value of the acquired properties or the market price of our common stock may decline;

•	adverse impact on the effectiveness of our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;

•	unanticipated issues, expenses and liabilities; diversion of our management’s attention away from other business concerns;

•	unanticipated expenses and liabilities associated with the tax indemnification agreement which we entered into with the Sellers in connection with the transaction;

•	exposure to any undisclosed or unknown potential liabilities relating to the CB Portfolio; and

•	potential underinsured losses on the CB Portfolio.

We cannot assure you that we will be able to integrate the CB Portfolio without encountering difficulties or that any such difficulties will not have a material adverse effect on us. Additionally, we cannot assure you that the CB Portfolio Acquisition will be accretive to us in the near term or at all. Failure to realize the intended benefits of the CB Portfolio Acquisition could have a material adverse effect on our results of operations, financial condition, the market price of our common shares and our distributions to our shareholders. Furthermore, if we fail to realize the intended benefits of the CB Portfolio Acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2014, we owned interests in 50 The Grove® and evo® operating properties and 36 Copper Beech branded operating properties. All of The Grove® and evo® operating properties are less than ten years old and more than half are less than four years old. No single property accounted for more than 5% of our total assets or gross revenue as of December 31, 2014 or 2013 or for the years then ended.

We focus our investment activities on properties located in medium-sized college and university markets where we believe the overall market dynamics are favorable. Thirty-six of our operating properties are wholly-owned and are operated under the brand The Grove®. Additionally, fourteen of our joint venture operating properties operate under the brands The Grove® and evo®. Our brands provide an identity for our marketing and selling activities, our operations and other on-site activities. The brands figure prominently on our web site, promotional materials and local signage.

Amenities at our properties generally include a resort style swimming pool, basketball courts, beach volleyball courts, fire pits, barbeque areas and a large clubhouse featuring a 24-hour fitness center, library and computer center, tavern style game room with billiards and other games, tanning beds, coffee shop and study areas. All of our properties are furnished with upholstered couches, chairs and durable wood case goods.

Generally, each student-tenant at our properties executes an individual lease agreement with us that is guaranteed by a parent or guardian. Lease terms are generally 11.5 months, which provides us with approximately two weeks to prepare a unit for a new tenant if the current tenant is vacating upon the expiration of the lease. Rent is payable monthly in 12 equal installments. In addition to unlimited use of all the property amenities listed above, each tenant is entitled to cable, water/sewer and a $25 per month electricity allowance. Student-tenants are prohibited from subletting units without our prior written consent, which is conditioned on, among other things, the payment of a transfer fee. Student-tenants are responsible for the outstanding lease obligations in the event that they are denied admission to, withdraw from or are placed on academic suspension or dismissed by, the college or university that our property services.

At December 31, 2014, we owned a 48% effective ownership interest in 36 Copper Beech branded operating properties. The Copper Beech units are townhomes with 3 or 4 beds and may be rented by the unit or by the bed with leases that are generally guaranteed by a parent or guardian. Lease terms are generally 11.5 months, which provides approximately two weeks to prepare a unit for a new tenant if the current tenant is vacating upon the expiration of the lease. Rent is payable monthly in 12 equal installments. Student-tenants are prohibited from subletting units without our prior written consent, which is conditioned on, among other things, the payment of a transfer fee. Student-tenants are responsible for the outstanding lease obligations in the event that they are denied admission to, withdraw from or are placed on academic suspension or dismissed by, the college or university that our property services. Subsequent to December 31, 2014, we completed the acquisition on January 30, 2015, of the remaining interests in 29 of the Copper Beech student housing properties, one undeveloped land parcel, and one other Copper Beech student housing property.

The following table presents certain summary information about our The Grove® and evo® operating properties:

												Average
										Occupancy		Monthly
				Fall 2013		Distance to				as of		Total Revenue
		Year		Overall		Campus		Number	Number	December 31,		Per
	Location	Opened	Primary University Served	Enrollment		(miles)		of Units	of Beds	2014 (1)		Occupied Bed (2)

1	The Grove at Asheville, NC	2005	UNC - Asheville	3,784		0.1		154	448	98.2%		$484
2	The Grove at Carrollton, GA	2006	University of West Georgia	11,929		0.1		168	492	94.9%		$463
3	The Grove at Las Cruces, NM	2006	New Mexico State University	16,765		0.4		168	492	81.2%		$456
4	The Grove at Milledgeville, GA	2006	Georgia College & State University	6,551		0.1		168	492	98.7%		$599
5	The Grove at Abilene, TX	2007	Abilene Christian University	4,461		0.5		192	504	92.5%		$477
6	The Grove at Ellensburg, WA	2007	Central Washington University	11,287		0.5		192	504	97.5%		$531
7	The Grove at Greeley, CO	2007	University of Northern Colorado	12,710		1.0		192	504	99.1%		$519
8/9	The Grove at Mobile, AL—Phase I & II (3)	2007/2008	University of South Alabama	15,065		0.0		384	1,008	82.2%		$484
10	The Grove at Nacogdoches, TX—Phase I & II	2007/2012	Stephen F. Austin State University	12,772		0.4		260	682	89.2%		$573
11	The Grove at Cheney, WA	2008	Eastern Washington University	12,791		0.5		192	512	93.5%		$472
12	The Grove at Lubbock, TX	2008	Texas Tech University	33,111		1.2		192	504	92.5%		$497
13	The Grove at Stephenville, TX	2008	Tarleton State University	13,307		0.8		192	504	89.4%		$565
14	The Grove at Troy, AL	2008	Troy University	20,573		0.4		192	514	93.7%		$517
15	The Grove at Waco, TX	2008	Baylor University	15,616		0.8		192	504	89.3%		$564
16	The Grove at Murfreesboro, TN	2009	Middle Tennessee State University	23,881		0.8		186	504	96.6%		$468
17	The Grove at San Marcos, TX	2009	Texas State University	35,546		1.7		192	504	97.3%		$565
18	The Grove at Moscow, ID	2009	University of Idaho	12,024		0.5		192	504	90.6%		$492
19	The Grove at Huntsville, TX	2010	Sam Houston State University	19,210		0.2		192	504	99.3%		$502
20	The Grove at Statesboro, GA	2010	Georgia Southern University	20,517		0.7		200	536	78.2%		$454
21	The Grove at Ames, IA	2011	Iowa State University	32,955		0.3		216	584	99.4%		$534
22	The Grove at Clarksville, TN	2011	Austin Peay State University	10,399		1.3		208	560	77.1%		$515
23	The Grove at Columbia, MO	2011	University of Missouri	34,616		0.9		216	632	67.0%		$483
24	The Grove at Ft. Wayne, IN	2011	Indiana University / Purdue University	13,459		1.1		204	540	84.9%		$432
25	The Grove at Valdosta, GA	2011	Valdosta State University	11,885		1.9		216	584	87.7%		$490
32	The Grove at Denton, TX	2011	University of North Texas	38,315		0.6		216	584	100.0%		$584
26	The Grove at Auburn, AL	2012	Auburn University	24,864		0.0		216	600	99.6%		$604
27	The Grove at Flagstaff, AZ—Phase I & II	2012/2013	Northern Arizona University	26,594		0.2		270	776	99.7%		$651
28	The Grove at Orono, ME	2012	University of Maine	11,247		0.5		188	620	93.8%		$556
29	The Grove at Ft. Collins, CO (3)	2013	Colorado State University	31,186		0.0		218	612	99.7%		$617
30	The Grove at Muncie, IN	2013	Ball State University	20,503		0.1		216	584	75.6%		$516
31	The Grove at Pullman, WA	2013	Washington State University	27,642		0.0		216	584	99.9%		$573
33	The Grove at Gainesville, FL	2014	University of Florida	49,878		0.3		256	682	54.7%		$548
34	The Grove at Grand Forks, ND	2014	University of North Dakota	15,143		0.1		224	600	99.6%		$549
35	The Grove at Mt. Pleasant, MI	2014	Central Michigan University	26,841		0.9		224	584	75.8%		$508
36	The Grove at Slippery Rock, PA	2014	Slippery Rock University	8,347		0.3		201	603	85.3%		$566
	Subtotal			19,594	(4)	0.5	(4)	7,305	19,945	89.6	%(5)	$526

	Joint Venture Properties (6)
37	The Grove at Lawrence, KS	2009	Kansas University	26,968		1.6		172	500	79.2%		$444
38	The Grove at San Angelo, TX	2009	Angelo State University	6,536		0.3		192	504	98.1%		$520
39	The Grove at Conway, AR	2010	University of Central Arkansas	11,534		0.4		180	504	68.3%		$442
40	The Grove at Fayetteville, AR	2012	University of Arkansas	25,341		0.5		232	632	59.0%		$489
41	The Grove at Stillwater, OK	2012	Oklahoma State University	26,073		0.8		206	612	91.7%		$470
42	The Grove at Laramie, WY	2012	University of Wyoming	12,778		0.3		224	612	84.6%		$488
43	The Grove at Indiana, PA	2013	Indiana University of Pennsylvania	14,925		0.6		224	600	78.6%		$578
44	The Grove at State College, PA	2013	Penn State University	46,615		0.8		224	600	80.5%		$642
45	The Grove at Norman, OK	2013	University of Oklahoma	27,292		0.6		216	584	79.2%		$550
46	The Grove at Greensboro, NC	2014	University of North Carolina Greensboro	18,074		0.5		216	584	57.2%		$546
47	The Grove at Louisville, KY	2014	University of Louisville	21,444		0.3		219	660	62.3%		$592
48	evo at Cira Centre South (3)	2014	University of Pennsylvania	24,630		0.0		344	850	45.3%		$1,310
			Drexel University	26,132		0.2		N/A	N/A	N/A		N/A
49/50	evo à Square Victoria and evo à Sherbrooke	2014	McGill University	39,349		0.6		711	1200	13.8%		$828
			Concordia University	43,752		0.8		N/A	N/A	N/A		N/A
			L’École de Technologie Supérieure (ÉTS)	6,160		0.3		N/A	N/A	N/A		N/A
	Subtotal			23,600	(4)	0.5	(4)	3,360	8,442	64.0	%(5)	$608

	Total Properties			20,851	(4)	0.5	(4)	10,665	28,387	82.0	%(5)	$548

(1)	Represents executed leases in place for the 2014-2015 academic year.
(2)	Total revenue (rental and service) for the year ended December 31, 2014 divided by the sum of leased beds at the properties per month.
(3)	Properties subject to a ground lease with an unaffiliated third-party.
(4)	Represents an average of the properties within the grouping.
(5)	Weighted average by number of leased beds as of December 31, 2014.
(6)	Joint venture properties include three properties in which we own a 63.9% interest, three properties in which we own a 10% interest, three properties in which we own a 20% interest, three properties in which we own a 30% interest, and two properties in which we own a 47% interest.

The following table presents certain summary information about our Copper Beech branded operating properties:

												Average
										Occupancy		Monthly
				Fall 2013		Distance to				as of		Total Revenue
		Year		Overall		Campus		Number	Number	December 31,		Per
	Location	Opened	Primary University Served	Enrollment		(miles)		of Units	of Beds	2014 (1)		Occupied Bed (2)
1	Copper Beech at State College, PA - CB I	1996	Penn State University	46,615		1.8		59	177	91.5%		$555
2	Copper Beech at State College, PA - CB II	1998	Penn State University	46,615		1.7		87	257	93.0%		$568
3	Copper Beech at State College, PA - Oakwood	2000	Penn State University	46,615		2.3		48	144	77.1%		$557
4	Copper Beech at State College, PA - Northbrook Greens	2003	Penn State University	46,615		1.9		166	250	100.0%		$787
5	Copper Beech at State College, PA - Parkway Plaza	1967	Penn State University	46,615		1.1		429	633	88.3%		$718
6	Copper Beech at Indiana, PA - IUP I	1971	Indiana University of Pennsylvania	14,925		0.6		95	239	100.0%		$474
7	Copper Beech at Indiana, PA - IUP II	1973	Indiana University of Pennsylvania	14,925		0.6		72	172	100.0%		$494
8	Copper Beech at Indiana, PA - IUP Buy	1975	Indiana University of Pennsylvania	14,925		0.6		43	74	100.0%		$572
9	Copper Beech at Radford, VA	2005	Radford University	9,928		0.5		222	500	99.6%		$351
10	Copper Beech at West Lafayette, IN – Klondike	2003	Purdue University	39,794		2.2		219	486	91.4%		$446
11	Copper Beech at West Lafayette, IN – Baywater	2004	Purdue University	39,794		0.8		137	488	98.8%		$387
12	Copper Beech at Bloomington, IN	2005	Indiana University	46,817		2.7		107	297	83.8%		$457
13	Copper Beech at Mount Pleasant, MI - Phase I	2005	Central Michigan University	26,841		0.7		204	632	100.0%		$460
14	Copper Beech at Fresno, CA	2006	California State University at Fresno	23,060		2.7		178	506	91.3%		$500
15	Copper Beech at Bowling Green, OH - Phase I	2005	Bowling Green University	16,958		1.2		128	400	98.8%		$355
16	Copper Beech at Bowling Green, OH - Phase II	2007	Bowling Green University	16,958		1.2		72	216	99.5%		$367
17	Copper Beech at Allendale, MI - Phase I	2006	Grand Valley State University	24,477		0.5		206	614	100.0%		$454
18	Copper Beech at Allendale, MI - Phase II	2007	Grand Valley State University	24,477		0.5		82	290	100.0%		$434
19	Copper Beech at Columbia, MO	2006	University of Missouri	34,616		1.5		214	654	100.0%		$464
20	Copper Beech at Bloomington, IN - Colonial Crest	1970	Indiana University	46,817		0.8		206	402	82.3%		$371
21	Copper Beech at Columbia, SC - Phase I	2007	University of South Carolina	31,964		2.4		278	824	99.4%		$532
22	Copper Beech at Columbia, SC - Phase II	2008	University of South Carolina	31,964		2.4		72	178	99.4%		$546
23	Copper Beech at Morgantown, WV	2010	West Virginia University	29,466		1.8		335	920	99.9%		$485
24	Copper Beech at Harrisonburg, VA	2008	James Madison University	20,181		1.2		414	1,218	99.7%		$492
25	Copper Beech at Greenville, NC	2008	East Carolina University	26,887		1.9		439	1,232	97.6%		$482
26	Copper Beech at San Marcos, TX - Phase I	2011	Texas State University	35,546		0.5		273	840	90.1%		$557
27	Copper Beech at San Marcos, TX - Phase II	2012	Texas State University	35,546		0.6		142	410	92.4%		$563
28	Copper Beech at Harrisonburg, VA - Grand Duke	2001	James Madison University	20,181		1.2		120	124	97.6%		$529
29	Copper Beech at Mount Pleasant, MI - Phase II	2013	Central Michigan University	26,841		0.7		119	256	60.2%		$513
30	Copper Beech at Statesboro, GA - Phase II	2013	Georgia Southern University	20,517		0.3		82	262	66.6%		$464
31	Copper Beech at State College, PA - Oak Hill	2003	Penn State University	46,615		1.7		106	318	85.0%		$574
32	Copper Beech at Kalamazoo, MI - Phase I	2007	Western Michigan University	24,294		2.4		256	784	80.7%		$419
33	Copper Beech at Kalamazoo, MI - Phase II	2008	Western Michigan University	24,294		2.4		115	340	71.0%		$448
34	Copper Beech at Auburn, AL	2009	Auburn University	24,864		1.8		271	754	84.2%		$453
35	Copper Beech at Statesboro, GA - Phase I	2007	Georgia Southern University	20,517		0.3		246	754	80.0%		$465

	Consolidated Property: 48% Ownership Interest

36	Copper Beech at Ames, IA	2014	Iowa State University	32,955		0.2		219	636	79.5%		$557

	Total Copper Beech Properties			30,028	(3)	1.3	(3)	6,461	17,281	91.9	%(4)	$496

(1)	Represents executed leases in place for the 2014-2015 academic year.
(2)	Total revenue (rental and service) for the year ended December 31, 2014 divided by the sum of leased beds at the properties per month.
(3)	Represents an average of the properties within the grouping.
(4)	Weighted average by number of leased beds as of December 31, 2014.

Item 3. Legal Proceedings.

In the normal course of business, we are subject to claims, lawsuits and legal proceedings. In addition to the matters described below, we are involved in various routine legal proceedings arising in the ordinary course of business. Although the outcomes of such routine legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of such routine matters will not have a material adverse effect on our financial position or results of operations.

On July 3, 2012, we and certain of our subsidiaries were named as defendants in a lawsuit filed in the 250th Judicial District Court in Travis County in Austin, Texas. The case arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured. The claims in the lawsuit against Campus Crest and certain of its subsidiaries by the plaintiffs were settled in their entirety on July 29, 2014 without any admission of liability on the part of Campus Crest or its subsidiaries. The settlement, which is covered by our existing insurance coverage, will not have a material adverse effect on our financial position or results of operations.

On January 21, 2015, we and certain of our subsidiaries were named as defendants in a lawsuit filed in the 7th Division of the Jefferson Circuit Court in Jefferson County in Louisville, Kentucky. The case arose from an individual who fell to his death at a construction site located at 2501 South 4th Street, Louisville, Jefferson County, Kentucky. Also named as co-defendants in the case are three other companies associated with the construction and/or employment of the deceased individual. The plaintiffs allege, among other things, we were negligent and/or allowed a dangerous or hazardous condition to exist on the premises. The plaintiffs’ initial complaint did not specify the amount of damages sought. We are presently reviewing the complaint, reviewing applicable law and venue, and preparing our responsive pleadings. Based upon the totality of the circumstances, including the existence of insurance coverage and anticipated indemnity from third-parties, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operation.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about our Amended and Restated Equity Incentive Compensation Plan is incorporated by reference to our definitive Proxy Statement for our 2014 annual meeting of stockholders (the "Proxy Statement").

Market Information

Our common stock has been listed and is traded on the NYSE under the symbol "CCG." The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share reported on the NYSE and declared dividends per share for our common stock:

			Common		Preferred
	Stock Price		Stock		Series A
Period	High	Low	Dividends		Dividends

2013:
First Quarter	$14.11	$11.81	$0.165		$0.50
Second Quarter	14.36	10.73	0.165		0.50
Third Quarter	12.43	10.10	0.165		0.50
Fourth Quarter	10.82	8.90	0.165	(1)	0.50	(2)
2014:
First Quarter	$9.54	$8.14	$0.165		$0.50
Second Quarter	9.00	8.50	0.165		0.50
Third Quarter	9.19	6.13	0.165		0.50
Fourth Quarter	7.86	6.00	0.090	(3)	0.50	(4)

(1)	Paid January 8, 2014, to stockholders of record on December 23, 2013.
(2)	Paid January 15, 2014, to stockholders of record on December 23, 2013.
(3)	Paid January 29, 2015, to stockholders of record on December 31, 2014.
(4)	Paid January 15, 2015, to stockholders of record on December 31, 2014.

On December 19, 2014, our Board of Directors declared a fourth quarter 2014 dividend of $0.09 per common share and OP Unit that was paid in cash on January 29, 2015, to stockholders of record on December 31, 2014. The common stock dividends of $0.585 per share are classified for income tax purposes as 100% return of capital.

On December 19, 2014, our Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the fourth quarter of 2014 that was paid in cash on January 15, 2015, to stockholders of record on December 31, 2014. The Preferred Series A stock dividends of $2.00 per share are classified for income tax purposes as 100% return of capital.

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from October 19, 2010 (first day of trading for our common stock) to the NYSE closing price per share on December 31, 2014 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index, or the S&P 500 Index, and the FTSE EPRA/NAREIT United States Index, or the FTSE EPRA/NAREIT US Index. Total return values were calculated assuming a $100 investment on October 19, 2010 with the reinvestment of all dividends in (i) our common stock, (ii) the S&P 500 Index and (iii) the FTSE EPRA/NAREIT US Index.

The actual returns on the graph above are as follows:

	Initial Investment at	Value of Initial Investment as of December 31,
Name	October 19, 2010	2010	2011	2012	2013	2014
Campus Crest Communities, Inc.	$100.00	$112.96	$85.76	$110.54	$90.13	$75.36
S&P 500	100.00	108.33	110.62	128.32	169.88	193.14
FTSE EPRA/NAREIT US Index	100.00	103.06	111.05	131.01	134.24	175.09

Holders

As of December 31, 2014, there were approximately 41 holders of record of our common stock and 64,742,713 shares of common stock outstanding.

Distributions

We intend to continue to declare quarterly distributions on our common stock. The actual amount, timing and form of payment of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code, and no assurance can be given as to the amounts, timing or form of payment of future distributions. The payment of distributions is subject to restrictions under our corporate-level debt described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 under "Liquidity and Capital Resources."

Item 6.   Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Notes to Consolidated Financial Statements in Item 15 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

Statements of Operations Information:

	The Company					Predecessor
					October 19,	January 1,
					2010	2010
					Through	Through
	Year Ended December 31,				December 31,	October 18
(in thousands, except share data)	2014	2013	2012	2011	2010	2010
Revenues:
Student housing rental	$101,724	$87,635	$71,211	$49,048	$8,784	$32,609
Student housing services	3,768	3,615	2,880	2,062	254	1,254
Development, construction and management services	1,249	820	559	199	-	-
Total revenues	106,741	92,070	74,650	51,309	9,038	33,863
Operating expenses:
Student housing operations	47,154	40,726	33,013	23,696	4,658	17,921
General and administrative	14,303	10,658	8,821	6,749	1,157	5,515
Severance	6,159	-	-	-	-	-
Impairment of land & pre-development costs	31,927	-	-	-	-	-
Write-off of corporate other assets	15,110	-	-	-	-	-
Transaction costs	3,046	1,121	-	-	-	-
Ground leases	477	249	217	209	42	214
Depreciation and amortization	29,426	23,700	20,693	16,524	3,052	11,311

Total operating expenses	147,602	76,454	62,744	47,178	8,909	34,961
Equity in earnings (loss) of unconsolidated entities	(5,510)	(3,727)	361	(1,164)	(163)	(259)
Impairment of unconsolidated entities	(57,789)	(312)	-	-	-	-
Effect of not exercising Copper Beech purchase option	(33,375)	-	-	-	-	-

Operating income (loss)	(137,535)	11,577	12,267	2,967	(34)	(1,357)

Nonoperating income (expense):
Interest expense	(16,156)	(12,969)	(11,545)	(6,888)	(2,149)	(19,379)
Other income (expense)	42	1,414	(410)	720	190	914
Gain on purchase of previously unconsolidated entities	-	-	6,554	3,159	577	-

Total nonoperating expenses, net	(16,114)	(11,555)	(5,401)	(3,009)	(1,382)	(18,465)

Income (loss) before income taxes	(153,649)	22	6,866	(42)	(1,416)	(19,822)
Income tax benefit (expense)	(731)	727	(356)	(464)	-	-

Income (loss) from continuing operations	(154,380)	749	6,510	(506)	(1,416)	(19,822)
Income (loss) from discontinued operations	(9,576)	489	3,908	3,907	(569)	(830)
Net income (loss)	(163,956)	1,238	10,418	3,401	(1,985)	(20,652)
Net income (loss) attributable to noncontrolling interests	(1,233)	(34)	46	51	(14)	(7,479)
Dividends on preferred stock	12,200	6,183	4,114	-	-	-

Net income (loss) attributable to
Campus Crest Communities, Inc and Predecessor	$(174,923)	$(4,911)	$6,258	$3,350	$(1,971)	$(13,173)
Net income (loss) per share attributable to common stockholders - basic and diluted:
Basic and diluted	$(2.69)	$(0.08)	$0.18	$0.11	$(0.07)
Weighted-average common shares and OP Units outstanding:
Basic	65,102	59,984	34,781	30,717	29,877
Diluted	65,102	60,418	35,217	31,153	29,877
Distributions per common share	$0.59	$0.66	$0.64	$0.64	$0.13

Balance Sheet Information:

	The Company
	December 31,
(in thousands)	2014	2013	2012	2011	2010
Assets
Investment in real estate, net:
Student housing properties	$935,962	$716,285	$669,387	$512,227	$372,746
Accumulated depreciation	(128,121)	(102,356)	(97,820)	(76,164)	(57,463)
Development in process	-	91,184	50,781	45,278	24,232
Land held for sale	38,105	-	-	-	-
Land held for investment	7,413	-	-	-	-

Investment in real estate, net	853,359	705,113	622,348	481,341	339,515
Investment in unconsolidated entities	259,740	324,838	22,555	21,052	13,751
Other assets, net	63,712	152,728	51,417	37,864	17,991

Total assets	$1,176,811	$1,182,679	$696,320	$540,257	$371,257

Liabilities and equity
Liabilities:
Mortgage and construction loans	$300,673	$205,531	$218,337	$186,914	$60,840
Line of credit and other debt	317,746	207,952	75,375	82,052	42,500
Other liabilities	76,389	76,115	57,706	40,156	21,127

Total liabilities	694,808	489,598	351,418	309,122	124,467

Equity:
Stockholders’ and owner’s equity	473,212	688,427	340,461	227,109	243,159
Cumulative redeemable preferred stock	61	61	23	-	-
Noncontrolling interests	8,730	4,593	4,418	4,026	3,631

Total equity	482,003	693,081	344,902	231,135	246,790

Total liabilities and equity	$1,176,811	$1,182,679	$696,320	$540,257	$371,257

Other Data:

	The Company					Predecessor
					October 19,	January 1,
					2010	2010
	Year Ended	Year Ended	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	December 31,	December 31,	October 18
(unaudited and in thousands)	2014	2013	2012	2011	2010	2010
Funds from operations (“FFO”)(1)
Net income (loss) attributable to common stockholders	$(174,923)	$(4,911)	$6,258	$3,350	$(1,971)	$(13,173)
Net income (loss) attributable to noncontrolling interests	(1,233)	(34)	46	51	(14)	(7,479)
Gain on purchase of joint venture properties(2)	-	-	(6,554)	(3,159)	(577)	-
Real estate related depreciation and amortization	27,858	25,503	23,521	19,832	3,911	14,660
Real estate related depreciation and amortization unconsolidated entities	25,034	23,271	1,731	2,434	454	245
FFO (3)	$(123,263)	$43,829	$25,002	$22,508	$1,803	$(5,747)

FFO	$(123,263)	$43,829	$25,002	$22,508	$1,803	$(5,747)
Elimination of change in fair value of interest rate derivatives(4)	-	-	-	(337)	(139)	(5,002)
Elimination of Copper Beech dividend equivalency(5)	1,200	-	-	-	-	-
Elimination of write-off of unamortized deferred financing fees	-	236	966	-	-	-
Elimination of transaction costs(6)	4,801	2,027	-	-	-	-
Elimination of fair value debt and purchase accounting adjustments at our investment in Copper Beech(7)	(6,491)	(3,576)	-	-	-	-
Elimination of write off of land, pre-development costs and asset held for sale(8)	31,927	175	-	-	-	537
Elimination of impairment of disposed assets(9)	-	4,729	-	-	-	-
Elimination of impairment of unconsolidated entities(10)	57,789	-	-	-	-	-
Elimination of effect of not exercising Copper Beach purchase option(11)	33,375	-	-	-	-	-
Elimination of write-off of corporate other assets(12)	15,110	-	-	-	-	-
Elimination of severance(13)	6,159	-	-	-	-	-
Elimination of discontinued operations(14)	9,576	(489)	(3,908)	(3,907)	569	830
Elimination of change in valuation allowance for deferred tax asset	731	-	-	-	-	-

Funds from operations adjusted (“FFOA”)(15)	$30,914	$46,931	$22,060	$18,264	$2,233	$(9,382)

(1)	FFO is used by industry analysts and investors as a supplemental operating performance measure for REITs. We calculate FFO in accordance with the definition that was adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. FFO, as defined by NAREIT, represents net income (loss) determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, in October 2011, NAREIT communicated to its members that the exclusion of impairment write-downs of depreciable real estate is consistent with the definition of FFO. We use FFO as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially and adversely impact our results from operations, the utility of FFO as a measure of our performance is limited. While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the consolidated and combined financial statements and the other financial statements accompanying this report. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of the properties’ financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
(2)	For 2010, gain was from the purchase of our joint venture partner’s interest in The Grove at San Marcos, Texas; for 2011, gain was from the purchase of our joint venture partner’s interests in The Grove at Huntsville, Texas, and The Grove at Statesboro, Georgia; for 2012, gain was from the purchase of our joint venture partner's interests in The Grove at Moscow, Idaho, and The Grove at Valdosta, Georgia.
(3)	The fair value debt and purchase accounting adjustments included in equity in earnings related to Copper Beech were approximately $6.5 million and $3.6 million for the years ended December 31, 2014 and 2013, respectively. In addition, the immaterial correction described in Note 2 to the consolidated financial statements was not material to FFO.
(4)	Includes only the non-cash portion of the change in unhedged derivatives.
(5)	Amount represents a one-time cash dividend equivalency payment made during the year ended December 31, 2014 to the CB Investors, per the CB Investors’ interpretation of the second amendment to the purchase and sale agreement of Copper Beech.
(6)	Includes costs incurred in connection with Copper Beech and CSH Montreal for the years presented, including our proportional share of costs incurred within the ventures.
(7)	Includes our proportionate share of non-cash fair value debt and other purchase accounting adjustments in our investment in Copper Beech.
(8)	During the year ended December 31, 2014, we recorded impairment for land and pre-development costs of $31.9 million in the consolidated statement of operations and comprehensive income (loss), based on our estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (market approach; which involved Level 3 inputs in the fair value hierarchy).
(9)	In 2013, we sold four unencumbered, wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas, for a combined sales price of $51.0 million resulting in net proceeds of approximately $48.6 million. In connection with the disposition of these properties, we recorded an impairment of $4.7 million.
(10)	During the year ended December 31, 2014, we recorded an impairment of $57.8 million in the consolidated statement of operations and comprehensive income (loss) for certain unconsolidated entities, including $31.3 million related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and $26.5 million related to the investment in CSH Montreal.
(11)	During the year ended December 31, 2014, we recorded expense of $33.4 million due to the effect of not exercising the Copper Beech purchase option during August of 2014. See Note 6 in the accompanying consolidated financial statements for the year ended December 31, 2014.

(12)	In 2014, we recorded $15.1 million of impairments of other assets related to corporate infrastructure changes, as a result of the strategic repositioning. Assets impaired included the corporate aircraft and Enterprise Resource Planning system.
(13)	We recognized severance expense of $9.1 million during the year ended December 31, 2014, of which $2.9 million is included in loss from discontinued operations and $6.2 million is included in operating expenses (see Note 4 of the accompanying consolidated financial statements).
(14)	In connection with the strategic repositioning initiatives announced in Form 10-Q for the quarterly period ended September 30, 2014, we discontinued all construction and development operations, which resulted in the income (loss) from discontinued operations of $(9.6) million in 2014, $3.5 million in 2013, $3.2 million in 2012, $3.8 million in 2011, and $1.8 million for the full year ended December 31, 2010. Additionally, in December 2013, we sold four unencumbered, wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas, for a combined sales price of $51.0 million, resulting in net proceeds of approximately $48.6 million. In connection with the disposition of these properties, an impairment of $4.7 million was recorded which is presented in discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2013. This resulted in income (loss) from discontinued operations of $(3.0) million in 2013, $0.7 million in 2012, $0.1 million in 2011, and $(3.2) million in 2010. An additional impairment of $1.4 million was recorded at December 31, 2014 related to settlement costs for these properties.
(15)	When considering our FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of unhedged interest rate derivatives, Copper Beech dividend equivalency, write-off of unamortized deferred financing fees, transaction costs (including those within equity in earnings), fair value of debt adjustments within our investment in Copper Beech, the write-off of land and pre-development costs, impairment of disposed assets, impairment of unconsolidated entities, effect of not exercising Copper Beech purchase option, write-off of corporate other assets, severance, discontinued operations, and change in valuation for deferred tax asset. Excluding these items adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt amortization of principal or other commitments and contingencies. This measure is referred to herein as FFOA. The immaterial correction described in Note 2 to the consolidated financial statements was not material to FFOA.

The following table represents our operating costs related to our leased aircrafts and our owned aircraft for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,
	2014	2013	2012
Leased	2,502	4,658	3,855
Owned	2,184	1,377	-
	4,686	6,035	3,855

					The Company
	The Company				and Predecessor
					Year Ended
	Year Ended December 31,				December 31,
(in thousands)	2014	2013	2012	2011	2010
Net cash flow information:
Net cash provided by (used in) operating activities	$66,322	$14,388	$29,470	$22,770	$(6,923)
Net cash used in investing activities	(213,300)	(489,673)	(133,053)	(126,916)	(59,931)
Net cash provided by financing activities	130,164	501,369	98,818	112,554	66,279

Selected Property Information:

					The Company
	The Company				and Predecessor
					Year Ended
	Year Ended December 31,				December 31,
	2014 (1)	2013 (1)	2012	2011	2010

Operating Properties	86	69	39	33	27
Units	17,651	13,198	7,670	6,324	5,048
Beds	46,689	35,480	20,884	17,064	13,580
Occupancy	84.9%	92.3%	90.4%	89.0%	89.0%

(1)	Includes The Grove®, evo®, and Copper Beech properties for the years ended December 31, 2014 and December 31, 2013.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, references to “we,” “us,” “our,” the “Company” and “Campus Crest” refer to Campus Crest Communities, Inc. and our consolidated subsidiaries, including Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”), except where the context otherwise requires.

Overview

Our Company

We are a self-managed and self-administered REIT focused on owning and managing a high-quality student housing portfolio located close to college campuses in targeted markets. We operate our business through the Operating Partnership and our subsidiaries. We derive substantially all of our revenue from student housing rental, student housing services and management services. As of December 31, 2014, we owned (i) the sole general partnership interest, (ii) 99.3% of the outstanding common units of limited partnership interest in the Operating Partnership, or OP Units, and (iii) 100% of the outstanding preferred units of limited partnership interest in the Operating Partnership.

We believe that we are one of the largest owners and managers of high-quality student housing properties in the United States, based on beds owned and under management. As of December 31, 2014, we owned interests in 47 operating student housing The Grove® properties containing approximately 9,700 apartment units and 26,300 beds. Thirty-six of our operating The Grove® properties are wholly-owned and eleven of our The Grove® properties are owned through joint ventures with HSRE. As of December 31, 2014, we also owned interests in 36 operating student housing Copper Beech branded properties containing approximately 6,500 apartment units and 17,300 beds. Our Copper Beech branded properties are owned by us and the CB Investors (see "CB Portfolio" below). On November 3, 2014, we entered into an agreement that will result in a restructuring of our ownership in Copper Beech branded properties. See "CB Portfolio" below. As of December 31, 2014, we also owned interests in three operating student housing evo® properties containing approximately 1,500 units and 3,000 beds and owned one wholly-owned redevelopment property containing approximately 170 units and 340 beds. As of December 31, 2014, our operating portfolio consisted of the following:

	Properties in			Number	Number
	Operation	Ownership		of Units	of Beds
Wholly-owned Grove properties(1)	36	100.0%		7,305	19,945
Joint venture Grove properties:
HSRE I	3	63.9	%(2)	544	1,508
HSRE V	3	10.0%		662	1,856
HSRE VI	3	20.0%		664	1,784
HSRE X	2	30.0%		468	1,240
Total Grove properties	47			9,643	26,333

Joint venture evo properties:
CSH Montreal	2	47.0%		1,203	2,223
HSRE IX	1	30.0%		344	850
Total evo properties	3			1,547	3,073

CB Portfolio	36	48.0	%(3)	6,461	17,283

Total Portfolio(4)	86			17,651	46,689

(1)	In January 2014, we acquired the remaining outstanding interests in The Grove at Denton, Texas.
(2)	In January 2014, we amended and restated our operating agreement with HSRE resulting in our previously held preferred interest in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, being converted to additional membership units of HSRE-Campus Crest I, LLC.
(3)	As of September 30, 2014, we held an effective interest in the CB Portfolio of 48.0%, with 35 unconsolidated properties and one consolidated property (Copper Beech at Ames). See Note 6 to the consolidated financial statements.
(4)	Our 100% owned property in Toledo, Ohio, which was acquired in March 2013, is excluded as it is in re-development.

As of December 31, 2014, the average occupancy for our 47 operating The Grove® properties was approximately 87.2% and the average monthly total revenue per occupied bed was approximately $527. Our operating The Grove® properties are located in 23 states, contain modern apartment units with many resort-style amenities, and have an average age of approximately 4.0 years as of December 31, 2014. Our properties are primarily located in medium-sized college and university markets, which we define as markets located outside of major U.S. cities that have nearby schools generally with overall enrollment of approximately 5,000 to 20,000 students. We believe such markets are underserved and are generally experiencing enrollment growth.

We have developed, built and managed substantially all of our wholly-owned properties and several of our unconsolidated, joint venture properties, which are based upon a common prototypical residential building design. We believe that our use of this prototypical building design, which we have built more than 700 times (approximately 15 of such residential buildings make up one student housing property), allows us to efficiently deliver a uniform and proven student housing product in multiple markets. All of our operating properties (other than those in the CB Portfolio as defined below, evo® and Toledo) operate under The Grove® brand, and we believe that our brand and the associated lifestyle are effective differentiators that create higher visibility and appeal for our properties within their markets both with the student as well as the universities we serve.

In connection with our strategic repositioning initiatives, we discontinued all construction and development operations during the year ended December 31, 2014. As a result, we recorded impairment for land and pre-development costs of $31.9 million in the consolidated statement of operations and comprehensive income (loss), based on their estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (market approach; which involved Level 3 inputs in the fair value hierarchy). As of December 31, 2014, we had no properties under development.

Additionally, we recorded $15.1 million of impairments of other assets related to corporate infrastructure changes, as a result of the strategic repositioning. Assets impaired included the corporate aircraft and Enterprise Resource Planning system.

We eliminated positions via termination of the employment of certain employees and acceptance of the resignation of certain employees as part of the strategic repositioning. In connection with these terminations and resignations, the Company recognized severance expense of $9.1 million during the year ended December 31, 2014, of which $2.9 million is included in loss from discontinued operations and $6.2 million is included in operating expenses in the consolidated statements of operations and comprehensive income (loss). Severance expense included $2.7 million for the acceleration of the vesting conditions of restricted shares. As of December 31, 2014, there was $5.7 million included in accounts payable and accrued expenses in the consolidated balance sheet of which $4.3 million and $1.4 million is expected to be paid in 2015 and 2016, respectively.

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

Our $230.2 million investment in the CB Portfolio entitled us to a preferred payment of $13.0 million for the first year of our investment and 48.0% of remaining operating cash flows. In connection with the CB Portfolio Acquisition we loaned approximately $31.7 million to the CB Investors. The loan had an interest rate of 8.5% per annum and a term of three years, and was secured by the CB Investors’ interests in six unencumbered properties in the CB Portfolio. This amount was repaid by year ended December 31, 2013. See below for further discussion.

We recognized approximately $1.6 million and $3.8 million in equity in losses of Copper Beech as well as no interest income and approximately $1.4 million interest income from the loan to the CB Investors for the years ended December 31, 2014 and December 31, 2013, respectively. Additionally, we recognized approximately $3.0 million and $1.1 million of transaction expenses related to the CB Portfolio Acquisition and incurred $4.0 million and $16.9 million of costs which were included in our investment basis in Copper Beech for the years ended December 31, 2014 and December 31, 2013, respectively.

On January 30, 2015, we and certain of our affiliates completed the acquisition (the “Initial Closing”) of (i) the Sellers’ remaining interests in the CB Portfolio and (ii) the Sellers’ remaining interests in Copper Beech at Ames, Iowa, pursuant to that certain Amendment (the “Second Amendment”) to the Purchase Agreement with the Sellers.

Pursuant to the terms of the Second Amendment, we agreed to acquire the Sellers’ remaining interests in each of the properties comprising the CB Portfolio other than Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Morgantown, Copper Beech Harrisonburg, Copper Beech Greenville and Copper Beech Parkway Plaza. Following the consummation of the Initial Closing, we hold a 100% interest in 27 of the properties in the CB Portfolio including one land parcel and a corporate office, an 85% interest in one property in the CB Portfolio, an 86% interest in one property in the CB Portfolio and a 48% interest in 4 of the properties in the CB Portfolio and have no ownership interests in 2 of the properties in the CB Portfolio and have a 100% interest in Copper Beech at Ames, Iowa. We expect to complete the acquisition of the Sellers’ interests in the remaining 2 properties in the CB Portfolio – Copper Beech San Marcos Phase 1 and Copper Beech IUP Buy – at such time as we obtain the requisite lender consents. We currently expect to obtain all such consents and to complete the acquisition of Copper Beech San Marcos Phase 1 and Copper Beech IUP Buy on or before the end of the first quarter of 2015 (the date of completion of such acquisition is referred to herein as the “Second Closing Date”).

As consideration for the additional interests acquired in the Initial Closing, we paid to the Sellers aggregate cash consideration of approximately $58.9 million and the Operating Partnership issued to the Sellers an aggregate of approximately 10.4 million limited partnership units of the Operating Partnership (“OP units”). The remaining consideration pursuant to the Second Amendment, consisting of approximately $1.4 million in cash and approximately 2.0 million in OP units, will be payable to the Sellers on the Second Closing Date.

The following table presents certain summary information about the properties in the CB Portfolio:

Copper Beech Properties	Primary University	Units	Beds
Copper Beech I—State College	Penn State University	59	177
Copper Beech II—State College	Penn State University	87	257
Oakwood—State College	Penn State University	48	144
Northbrook Greens—State College	Penn State University	166	250
Parkway Plaza—State College	Penn State University	429	633
IUP Phase I—Indiana	Indiana University of Pennsylvania	95	239
IUP Phase II—Indiana	Indiana University of Pennsylvania	72	172
IUP Buy—Indiana	Indiana University of Pennsylvania	43	76
Radford, VA	Radford University	222	500
Klondike—Purdue	Purdue University	219	486
Baywater—Purdue	Purdue University	137	488
Bloomington, IN	Indiana University	107	297
CMU Phase I—Mount Pleasant, MI	Central Michigan University	204	632
Fresno, CA	California State University at Fresno	178	506
Bowling Green Phase I	Bowling Green University	128	400
Bowling Green Phase II	Bowling Green University	72	216
Allendale Phase I	Grand Valley State University	206	614
Allendale Phase II	Grand Valley State University	82	290
Columbia, MO	University of Missouri	214	654
Colonial Crest—Bloomington, IN	Indiana University	206	402
Columbia, SC Phase I	University of South Carolina	278	824
Columbia, SC Phase II	University of South Carolina	72	178
Morgantown, WV	West Virginia University	335	920
Harrisonburg, VA	James Madison University	414	1,218
Grand Duke	James Madison University	120	124
Greenville, NC	East Carolina University	439	1,232
San Marcos, TX Phase I	Texas State University	273	840
San Marcos, TX Phase II	Texas State University	142	410
Oak Hill—State College	Penn State University	106	318
CMU Phase II—Mount Pleasant, MI	Central Michigan University	119	256
Statesboro, GA Phase I	Georgia Southern University	246	754
Statesboro, GA Phase II	Georgia Southern University	82	262
Kalamazoo Phase I	Western Michigan University	256	784
Kalamazoo Phase II	Western Michigan University	115	340
Auburn, AL	Auburn University	271	754

Total - Copper Beech Properties		6,242	16,647

Our Relationship with HSRE

We are a party to active joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units, boat storage facilities and medical office space. As of December 31, 2014, we held 12 operating joint venture properties with HSRE, including one joint venture property where we are partners with both HSRE and Brandywine.

HSRE I. Our first joint venture with HSRE, HSRE-Campus Crest I, LLC ("HSRE I"), indirectly owned 100% of the interests in the following three properties at December 31, 2014: The Grove at Conway, Arkansas, The Grove at Lawrence, Kansas, and The Grove at San Angelo, Texas. On July 5, 2012, we completed the purchase of HSRE's 50.1% interest in The Grove at Moscow, Idaho, which was included in HSRE I prior to that date. On December 29, 2011, we completed the purchase of HSRE's 50.1% interests in The Grove at Huntsville, Texas and The Grove at Statesboro, Georgia, which were included in HSRE I prior to that date. At December 31, 2014, we owned a 63.9% interest in HSRE I and HSRE owned the remaining 36.1%. At December 31, 2014, we are entitled to 50% of the net proceeds from a sale of a property owned by HSRE I. During the year ended December 31, 2014, we recorded an other than temporary impairment on our investment in HSRE I. See Note 4 to the consolidated financial statements regarding our write-down of the carrying value of our investment to fair value.

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

HSRE IV. In January 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest IV, LLC ("HSRE IV") to develop and operate additional purpose-built student housing properties. HSRE IV completed two new student housing properties in August 2011 for the 2011-2012 academic year. The properties, located in Denton, Texas, and Valdosta, Georgia, contain an aggregate of approximately 1,168 beds and cost approximately $45.7 million. We owned a 20.0% interest in this venture and affiliates of HSRE own the balance. On July 5, 2012, we completed the purchase of HSRE's 80% interest in The Grove at Valdosta, which was included in HSRE IV prior to that date. In January 2014, we completed the purchase of HSRE’s 80% interest in The Grove at Denton, Texas, which was included in HSRE IV prior to that date. Following the sale of The Grove at Denton, HSRE IV was dissolved.

HSRE V. In October 2011, we entered into a joint venture with HSRE, HSRE-Campus Crest V, LLC ("HSRE V"), to develop and operate additional purpose-built student housing properties. HSRE V completed three new student housing properties in August 2012 for the 2012-2013 academic year. The properties, located in Fayetteville, Arkansas, Laramie, Wyoming, and Stillwater, Oklahoma, contain an aggregate of approximately 1,856 beds and cost approximately $72.1 million. We own a 10% interest in this venture and affiliates of HSRE own the balance. During the year ended December 31, 2014, we recorded an other than temporary impairment on our investment in HSRE V. See Note 4 to the consolidated financial statements regarding our write-down of the carrying value of our investment to fair value.

HSRE VI. In March 2012, we entered into a joint venture with HSRE, HSRE-Campus Crest VI, LLC ("HSRE VI"), to develop and operate additional purpose-built student housing properties. HSRE VI completed three new student housing properties in August 2013 for the 2013-2014 academic year. The properties, located in Norman, Oklahoma, State College, Pennsylvania and Indiana, Pennsylvania, contain an aggregate of approximately 1,784 beds and cost approximately $83.3 million. We own a 20.0% interest in this venture and affiliates of HSRE own the balance. During the year ended December 31, 2014, we recorded an other than temporary impairment on our investment in HSRE VI. See Note 4 to the consolidated financial statements regarding our write-down of the carrying value of our investment to fair value.

HSRE IX. In January 2013, we entered into a joint venture with HSRE and Brandywine, HSRE-Campus Crest IX, LLC ("HSRE IX"), to develop and operate additional purpose-built student housing properties. HSRE IX has completed one new student housing property, evo® at Cira Centre South. The property, located in the University City submarket of Philadelphia, Pennsylvania, contains approximately 850 beds and cost approximately $158.5 million. We own a 30.0% interest in this venture, Brandywine owns 30.0% and affiliates of HSRE own the balance.

In general, we, along with Brandywine, are responsible for the day-to-day management of HSRE IX’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us, HSRE, and Brandywine. In addition to distributions to which we are entitled as an investor in HSRE IX, we, along with Brandywine, will receive fees for providing services to HSRE IX pursuant the property management agreement. In general, we, along with Brandywine, will earn management fees equal to approximately 3.0% of the gross revenues and 3.0% of the net operating income of operating properties held by HSRE IX.

HSRE X. In March 2013, we entered into a joint venture agreement with HSRE, HSRE-Campus Crest X, LLC ("HSRE X"), to develop and operate additional purpose-built student housing properties. HSRE X has completed two new student housing properties, The Grove at Louisville, Kentucky and The Grove at Greensboro, North Carolina. The properties, located in Louisville, Kentucky and Greensboro, North Carolina contain an aggregate of approximately 1,240 beds and cost approximately $69.1 million. We own a 30.0% interest in this joint venture and affiliates of HSRE own the balance. During the year ended December 31, 2014, we recorded an other than temporary impairment on our investment in HSRE X. See Note 4 to the consolidated financial statements regarding our write-down of the carrying value of our investment to fair value.

In general, we are responsible for the day-to-day management of HSRE I’s, HSRE V’s, HSRE VI's, and HSRE X’s business and affairs, provided that major decisions (including deciding to pursue a particular development opportunity) must be approved by us and HSRE. In addition to distributions to which we are entitled as an investor in HSRE I, HSRE V, HSRE VI and HSRE X, we will receive fees for providing services to HSRE I, HSRE V, HSRE VI and HSRE X, pursuant to property management agreements. In general, we will earn management fees equal to approximately 3.0% of the gross revenues and 3.0% of the net operating income of operating properties held by HSRE I, HSRE V, HSRE VI, and HSRE X.

We amended HSRE’s right of first opportunity, originally granted with respect to HSRE I, to develop all future student housing development opportunities identified by us that are funded in part with equity investments by parties unaffiliated with us, until such time as affiliates of HSRE have invested an aggregate $50 million in HSRE IV, HSRE V, HSRE VI, HSRE IX, and HSRE X or caused HSRE IV, HSRE V, HSRE VI, HSRE IX, and HSRE X to decline three development opportunities in any calendar year. As of December 31, 2014, HSRE had funded approximately all of the $50 million right of first opportunity. The terms of this joint venture do not prohibit us from developing a wholly-owned student housing property for our own account.

Our Relationship with Beaumont

In July 2013, we entered into a joint venture, DCV Holdings, LP (“DCV Holdings”) with Beaumont Partners SA (“Beaumont”) to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for approximately CAD 51.0 million ($44.9 million). During 2014, the joint venture converted the property into an upscale student housing tower featuring a mix of single and double units serving McGill University, Concordia University and L’Ecole de Technologie for the 2014-2015 academic year.

In December 2013, the joint venture partnership formed a holding company, CSH Montreal LP (“CSH Montreal”). With regard to CSH Montreal, we are a limited partner with no general partner representation and limited control rights. DCV Holdings was subsequently contributed to CSH Montreal, such that CSH Montreal became the sole limited partner in DCV Holdings. In addition, following the insertion of CSH Montreal as the holding company in the joint venture arrangement, CSH Montreal acquired ownership of HIM Holdings LP (“HIM Holdings”), an entity formed to facilitate the acquisition of another property in Canada.

On January 15, 2014, through the newly formed HIM Holdings, the joint venture partnership acquired the 488-room, 22-story Holiday Inn Midtown in Montréal, Québec for approximately CAD 65 million ($56.1 million). During 2014, the joint venture converted the property into an upscale evo® student housing tower near McGill University. In connection with the acquisition of the Holiday Inn property, we increased our ownership interest from 20.0% to 47.0% in CSH Montreal, the joint venture that holds the newest evo® and the previously announced evo® à Square Victoria. In connection with our investment in CSH Montreal, we guarantee up to 50% of the outstanding balance of the acquisition and development credit facility (“CSH Montreal Debt”) of CAD 112.0 million ($96.8 million) at December 31, 2014 exchange rate. As of December 31, 2014, the outstanding balance of the CSH Montreal Debt was CAD 101.8 million ($88.0 million) at December 31, 2014 exchange rate, of which we guaranteed CAD 50.9 ($44.0 million) at December 31, 2014 exchange rate. The term of the guarantee follows the term of the underlying debt, which matures on January 13, 2016, unless the twelve month extension, which is subject to lender approval, is exercised. The CSH Montreal debt is secured by, among other things, a first mortgage position on the real estate and improvements owned by CSH Montreal.

In January 2014, with the acquisition of the Holiday Inn Midtown property, we provided CAD 16.0 million ($13.8 million) of preferred bridge equity financing to CSH Montreal to be repaid to us on or before September 2, 2014. As of September 2, 2014, our preferred equity had not been repaid in full and, as a result, we are now entitled to 60.54% of all cash distributions from CSH Montreal with Beaumont and its partners being entitled to the remaining 39.46%. We currently retain an ownership interest of 47.0% in CSH Montreal and, as such, are responsible for funding only 47.0% of operating losses.

The occupancy levels and rental rates for the CSH Montreal properties for the year ended December 31, 2014, were significantly below our expectations when we entered into this joint venture and acquired the joint venture properties. We have determined that the initial performance results indicate that there has been a permanent impairment to our investment in this joint venture. As a result, during the year ended December 31, 2014, we recorded an other than temporary impairment on our investment in CSH Montreal. See Note 4 to the consolidated financial statements.

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

Valuation of Investment in Real Estate

Investment in real estate is recorded at historical cost. Pre-development expenditures include items such as entitlement costs, architectural fees and deposits associated with the pursuit of partially-owned and wholly-owned development projects. These costs are capitalized until such time that management believes it is no longer probable that a contract will be executed and/or construction will commence. Management evaluates the status of projects where we have not yet acquired the target property or where we have not yet commenced construction on a periodic basis and writes off any pre-development costs related to projects whose current status indicates the commencement of construction is not probable. Such write-offs are included within discontinued operations for 2013 and 2012, and in a separate line for 2014 in the accompanying consolidated statements of operations.

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

During the year ended December 31, 2014, we recorded an other than temporary impairment of $57.8 million in the consolidated statement of operations and comprehensive income (loss) for certain unconsolidated entities, including $31.3 million related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and $26.5 million related to the investment in CSH Montreal. Factors giving rise to the strategic repositioning including results below expectations in original underwriting transactions as well as communication from the venture partner about their desire to dispose of certain properties in the HSRE Investments in the near term, resulted in our determination that an other than temporary impairment existed during the year ended December 31, 2014. After the impairments were recorded, the carrying values of our HSRE investments and investment in CSH Montreal were $15.1 million and $6.9, respectively. We engaged third-party specialists to assist us with our valuation of certain of the underlying properties in the HSRE Investments. An income approach was used to determine the fair value of our HSRE Investments. Inputs and assumptions included in the determination of fair value included our expectation of projected net operating income to be earned and capital expenditures to be incurred at the underlying properties and capitalization rates ranging between 5.9% and 8.5%. The capitalization rates were determined based on the marketability of each of the properties and the extent to which the operations of the property has stabilized.

For our investment in CSH Montreal, we used a discounted cash flow valuation technique to estimate the fair value of the Company’s investment. The discounted cash flows take into consideration current occupancy levels with revenue per available bed increasing in conjunction with occupancies growing up to 92% over a four year period, an expected exit value based on a 7.25% capitalization rate, and a 9.25% discount rate. The discount rate includes the Company’s belief that the properties have not stabilized yet, given the occupancy levels of the properties owned by CSH Montreal during its first year of operations. These valuation techniques involve Level 3 inputs in the fair value hierarchy, and the Company believes that the highest and best use of these properties continues to be for student housing.

The information above is provided to allow transparency into the assumptions used to calculate our impairment of unconsolidated entities. There is a significant level of subjectivity and judgment necessary to account for highly uncertain matters and there is susceptibility of such assumptions not being realized. The impact of these estimates and assumptions not being met would result in a material impact to our consolidated results of operations. In connection with the HSRE investments, for every one percent change in net operating income and for every 10 basis point change in the capitalization rate, the impairment would change by $1.0 million and $1.1 million, respectively, should the result of certain key assumptions be different than those used in the impairment calculations. In connection with our investment in CSH Montreal, for every one percent change in net operating income, the impairment would change by an immaterial amount. For every 10 basis point change in the capitalization rate, the impairment would change by $2.1 million.

Discontinued Development and Construction Services

During the year ended December 31, 2014, we discontinued all construction and development activities. Development and construction service revenue is recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs. Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized.

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

Property Management Services

In addition to our wholly-owned properties, all but one of which are managed by us, we also provide management services to unconsolidated joint ventures in which we have an ownership interest. We recognize management fees from these entities as earned in accordance with the property management agreement with these entities, as adjusted to eliminate our proportionate ownership of each entity.

We have set forth a discussion comparing our consolidated results for the year ended December 31, 2014 to the consolidated results of our operations for the year ended December 31, 2013. Additionally, we have set forth a discussion comparing our consolidated results for year ended December 31, 2013 to the consolidated results for the year ended December 31, 2012. The historical results of operations presented below should be reviewed in conjunction with the notes to the consolidated financial statements accompanying this report.

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

We have made the election to treat TRS Holdings, our wholly-owned subsidiary as a TRS. TRS Holdings holds our management companies that provide services to entities in which we do not own 100% of the equity interests. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes. Our TRS accounts for its income taxes in accordance with U.S. GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

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

Changes in Financial Condition

In January 2013, we entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement"), which provides for a $250 million senior unsecured revolving credit facility (the "Revolving Credit Facility"), a $50 million term loan (the “Term Loan”, together with the “Revolving Credit Facility”, the “Amended Credit Facility”), and an accordion feature that allows us, under certain circumstances, to request an increase in the total commitments by an additional $300.0 million, increasing total commitments to $600.0 million. The Second Amended and Restated Credit Facility will mature in January 2017 and contains a one-year extension option, subject to certain terms and conditions. For additional information regarding the Amended Credit Facility, please refer to "Liquidity and Capital Resources—Principal Capital Resources" below.

In March 2013, we completed an underwritten public offering of approximately 25.5 million shares of common stock, including approximately 3.3 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $299.7 million. The net proceeds were used: (1) to fund our investment in the CB Portfolio and related transactional costs, including investment banking advisory fees (see Note 6 to the accompanying consolidated financial statements); and (2) for general corporate purposes, including the repayment of debt.

In June 2013, we implemented an At-The-Market offering program under which we may sell at market price up to $100.0 million in shares of our common stock over the term of the program. As of December 31, 2014, we had not issued and sold any shares under this program.

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

Unlike traditional multi-family housing, most of our leases commence on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminates at the completion of the last summer school session. As such, we must re-lease each property in its entirety each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season, which typically begins each October and ends in September of the following year. As of the start of the fall term for the 2014-2015 and 2013-2014 academic years, we had approximately 37.6% and 41.7%, respectively; of our current tenants renew their lease for the upcoming academic year.

Results of Operations

Our Business Segments

We define business segments by their distinct customer base and services provided. We have identified two reportable business segments: (i) student housing operations and (ii) property management services. All construction and development activities are reported in discontinued operations at December 31, 2014. Management evaluates each segment’s performance by reference to net operating income (“NOI”), which we define as operating income before depreciation and amortization. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies footnote (Note 2) to our consolidated financial statements. Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.

Student Housing Operations

Our student housing operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. In 2014, we opened four wholly-owned properties and an additional six properties that are owned in a real estate ventures in which we have a noncontrolling interest.

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

We specifically calculate NOI by adding back to (or subtracting from) net income (loss) attributable to common stockholders the following expenses or charges: income tax expense, other expense, interest expense, equity in loss of unconsolidated entities, depreciation and amortization, ground lease expense, general and administrative expense, property management services expenses and other non-recurring costs or expenses. The following income or gains are then deducted from net income (loss) attributable to common stockholders, adjusted for add backs of expenses or charges: other income, property management services revenues and non-recurring income or gains.

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

We have set forth a discussion comparing our consolidated results for the year ended December 31, 2014 to the consolidated results of our operations for the year ended December 31, 2013. Additionally, we have set forth a discussion comparing our consolidated results for year ended December 31, 2013 to the consolidated results for the year ended December 31, 2012. The historical results of operations presented below should be reviewed in conjunction with the notes to the consolidated financial statements accompanying this report.

Comparison of Years Ended December 31, 2014 and December 31, 2013

As of December 31, 2014, our property portfolio consisted of 37 consolidated operating properties, containing approximately 7,520 apartment units and 20,580 beds, and 49 operating properties held in seven unconsolidated joint ventures, containing approximately 10,130 apartment units and 26,110 beds. Four consolidated operating properties have been presented in discontinued operations.

As of December 31, 2013, our property portfolio consisted of 31 consolidated operating properties, containing approximately 6,065 apartment units and 16,570 beds, and 38 operating properties held in five unconsolidated joint ventures, containing approximately 7,135 apartment units and 18,910 beds. Four consolidated operating properties have been presented in discontinued operations.

The following table presents our results of operations for the periods presented, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2014	2013	Change ($)	Change (%)
Revenues:
Student housing rental	$101,724	$87,635	14,089	16.1%
Student housing services	3,768	3,615	153	4.2%
Property management services	1,249	820	429	52.3%

Total revenues	106,741	92,070	14,671	15.9%
Operating expenses:
Student housing operations	47,154	40,726	6,428	15.8%
General and administrative	14,303	10,658	3,645	34.2%
Severance	6,159	-	6,159	N/A
Impairment of land and pre-development costs	31,927	-	31,927	N/A
Write-off of corporate other assets	15,110	-	15,110	N/A
Transaction costs	3,046	1,121	1,925	171.7%
Ground leases	477	249	228	91.6%
Depreciation and amortization	29,426	23,700	5,726	24.2%

Total operating expenses	147,602	76,454	71,148	93.1%
Equity in losses of unconsolidated entities	(5,510)	(3,727)	(1,783)	47.8%
Impairment of unconsolidated entities	(57,789)	(312)	(57,477)	18422.1%
Effect of not exercising Copper Beech purchase option	(33,375)	-	(33,375)	N/A

Operating income (loss)	(137,535)	11,577	(149,112)	-1288.0%

Nonoperating income (expense):
Interest expense	(16,156)	(12,969)	(3,187)	24.6%
Other income	42	1,414	(1,372)	-97.0%

Total nonoperating expense, net	(16,114)	(11,555)	(4,559)	39.5%

Net income (loss) before income tax benefit (expense)	(153,649)	22	(153,671)	-698504.5%
Income tax benefit (expense)	(731)	727	(1,458)	-200.6%

Income (loss) from continuing operations	(154,380)	749
Income (loss) from discontinued operations	(9,576)	489

Net income (loss)	(163,956)	1,238	(165,194)	-13343.6%

Net income (loss) attributable to noncontrolling interests	(1,233)	(34)	(1,199)	3526.5%
Dividends on preferred stock	12,200	6,183	6,017	97.3%

Net income (loss) attributable to common stockholders	$(174,923)	$(4,911)	(170,012)	3461.9%

Student Housing Operations

Revenues in the student housing operations segment (which include student housing rental and student housing service revenues) increased by approximately $14.2 million and operating expenses in the student housing operations segment increased by approximately $6.4 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase in revenues was primarily due to the opening of two new properties in August 2013 (The Grove at Muncie, Indiana, and The Grove at Fort Collins, Colorado), the opening of the undamaged portion of a new property in August 2013 (The Grove at Pullman, Washington), the acquisition of the remaining ownership interests in The Grove at Denton, Texas, in January 2014, the opening of five new properties in August 2014 (The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa), offset by the prior period reclassification of four properties disposed in December 2013 (The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas) to discontinued operations. The increase in student housing operations expenses was primarily due to the aforementioned activity.

New Property Operations. In March 2013, we acquired Campus Crest at Toledo, Ohio, which contributed approximately $0.5 million of NOI ($1.3 million of revenues and $0.8 million of operating expenses) for the year ended December 31, 2014, compared to $0.5 million of NOI ($1.7 million of revenues and $1.2 million of operating expenses) for the year ended December 31, 2013. In August 2013, we began operations at The Grove at Muncie, Indiana, The Grove at Fort Collins, Colorado, The Grove at Flagstaff II, Arizona, and partial operations at The Grove at Pullman, Washington, which contributed approximately $8.7 million of NOI ($11.8 million of revenues and $3.1 million of student housing operations expenses) for the year ended December 31, 2014, compared to approximately $3.8 million of NOI ($4.1 million of revenues and $0.3 million of operating expenses) for the year ended December 31, 2013. In January 2014, we acquired the remaining ownership interests in The Grove at Denton, Texas, which contributed approximately $2.1 million of NOI ($3.9 million of revenues and $1.8 million of student housing operations expenses) for the year ended December 31, compared to no contribution for the year ended December 31, 2013. Prior to the acquisition of these interests, we accounted for our ownership in The Grove at Denton, Texas under the equity method. In August 2014, we began operations at The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida, and Copper Beech at Ames, Iowa which contributed approximately $4.5 million of NOI ($6.8 million of revenues and $2.3 million of student housing operations expenses) for the year ended December 31, 2014, compared to no contribution for the year ended December 31, 2013.

"Same-Store" Property Operations. Our 28 "same-store” properties contributed approximately $42.9 million of NOI ($82.8 million of revenues and $39.9 million of operating expenses) for the year ended December 31, 2014 compared to approximately $46.6 million of NOI ($85.6 million of revenues and $39.0 million of student housing operations expenses) for the year ended December 31, 2013. The decrease in revenue at our "same-store" properties was primarily due to a decrease in average occupancy to approximately 90.5% for the year ended December 31, 2014 compared to approximately 92.5% for the year ended December 31, 2013. Operating expenses for the year ended December 31, 2014 stayed materially the same when compared to the year ended December 31, 2013.

The following is a reconciliation of our net income attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Year Ended December 31,
	2014	2013
Net loss attributable to common stockholders	$(174,923)	$(4,911)
Net loss attributable to noncontrolling interests	(1,233)	(34)
Preferred stock dividends	12,200	6,183
Income tax (benefit) expense	731	(727)
Other (income) expense, net	(42)	(1,414)
Severance	6,159	-
(Income) loss on discontinued operations	9,576	(489)
Impairment of unconsolidated joint venture	57,789	312
Interest expense	16,156	12,969
Equity in loss of unconsolidated entities	5,510	3,727
Depreciation and amortization	29,426	23,700
Ground lease expense	477	249
General and administrative expense	14,303	10,658
Effect of not exercising Copper Beech purchase option	33,375	-
Impairment of land, predevelopment costs and asset held for sale	31,927	-
Write-off of corporate other assets	15,110	-
Transaction costs	3,046	1,121
Property management services revenues	(1,249)	(820)
Total NOI from Continuing Operations	$58,338	$50,524
Same store properties NOI	$42,552	$34,666
New properties NOI	$11,408	$14,293
The Grove at Pullman and Toledo NOI	$4,378	$1,565

Property Management Services

Property management services revenues increased by approximately $0.4 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to an increase in the number of property management contracts (we added three property management contracts in August 2013 (The Grove at Norman, Indiana, The Grove at State College, Pennsylvania, and The Grove at Indiana, Pennsylvania) and five property management contracts in August 2014 (The Grove at Greensboro, North Carolina, The Grove at Louisville, Kentucky, evo® at Cira Centre South, Pennsylvania, evo® à Square Victoria, Montreal, Quebec, Canada, evo® à Sherbrooke, Montreal, Quebec, Canada)), partially offset by termination of the property management contract for The Grove at Denton, Texas, in January 2014.

General and Administrative

General and administrative expenses increased from approximately $10.7 million for the year ended December 31, 2013 to approximately $14.3 million for the year ended December 31, 2014. The increases were primarily due to an increase in the number of full-time employees, professional fees, and travel expenses resulting from our growth and greater number of projects in 2014 when compared to 2013.

Severance Costs

For the year ended December 31, 2014, we recorded a total of approximately $9.1 million in severance costs ($2.9 million is included in loss from discontinued operations and $6.2 million included in operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss)) relating to separation agreements for former executives as well as employees within our discontinued development and construction service companies. See Note 4 in the accompanying consolidated financial statements for the year ended December 31, 2014. There were no such charges for the year ended December 31, 2013.

Write-off of Pre-Development Costs

For the year ended December 31, 2014, we recorded approximately $31.9 million in write-offs related to pre-development costs, land and an asset held for sale due to the discontinuation of our development and construction service companies and our strategic repositioning initiative. Pre-development costs included $8.9 million for locations in the United States and $2.1 million for various international expansion projects. See Note 4 in the accompanying consolidated financial statements for the year ended December 31, 2014. There was no such charge for the year ended December 31, 2013.

Write-off of Corporate Other Assets

For the year ended December 31, 2014, we recorded approximately $15.1 million in write-offs of corporate assets in conjunction with our strategic repositioning initiative. These write-offs include $9.5 million related to the impairment of an enterprise resource planning system that was abandoned as part of our strategic repositioning, $2.3 million impairment related to a company owned aircraft, $1.2 million of deferred offering costs and $2.1 million in miscellaneous other items. See Note 4 in the accompanying consolidated financial statements for the year ended December 31, 2014. There was no such charge for the year ended December 31, 2013.

Transaction Costs

We recognized approximately $3.0 million and approximately $1.1 million in transaction costs related to the CB Portfolio, CSH Montreal and other transactions for the year ended December 31, 2014 and 2013, respectively. We capitalized approximately $4.0 million of direct, incremental costs related to the CB Portfolio Acquisition into the basis of our investment for the year ended December 31, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased from approximately $23.7 million for the year ended December 31, 2013 to approximately $29.4 million for the year ended December 31, 2014. This increase was primarily due to the increase in the number of operating properties.

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in loss of unconsolidated entities, which represents our share of the net loss from entities in which we have a non-controlling interest, increased from a loss of $3.7 million in the year ended December 31, 2013 to a loss of $5.5 million for the year ended December 31, 2014. The 2014 loss consists of $3.7 million related to our Montreal joint venture compared to no such loss in 2013; $1.6 million loss related our CB portfolio (which included a dividend equivalency payment of $1.2 million based on the CB Investors’ interpretation of the purchase agreement which closed in January 2015) compared to $3.8 million loss for the same period for 2013; $0.2 million loss related to our HSRE investments compared to $0.1 million income for the same period in 2013.

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

Impairment of Unconsolidated Entities

During the year ended December 31, 2014, we recorded impairment of $57.8 million for certain of our unconsolidated entities, including $31.3 million related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and $26.5 million related to the investment in CSH Montreal. See Note 4 in the accompanying consolidated financial statements for the year ended December 31, 2014.

Effect of not exercising CB purchase option

During the year ended December 31, 2014, we recorded a non-cash charge of $33.4 million due to the effect of not exercising the Copper Beech purchase option during August of 2014. See Note 6 in the accompanying consolidated financial statements for the year ended December 31, 2014. There was no such charge for the year ended December 31, 2013.

Interest Expense

Interest expense increased approximately $3.2 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to an increase in average outstanding indebtedness mainly associated with the acquisition of Denton, the consolidation of Copper Beech at Ames and draws from the line of credit.

Other Income/(Expense)

In connection with the CB Portfolio Acquisition, we recognized $1.4 million of income for the year ended December 31, 2013, resulting from interest earned on our $31.7 million notes receivable from the CB Investors. There was no such income for the year ended December 31, 2014. See Note 6 to the accompanying consolidated financial statements.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the year ended December 31, 2014, was a $(0.7) million expense as compared to a $0.7 million benefit for the year ended December 31, 2013, primarily due to the write-off of deferred taxes in conjunction with our strategic repositioning initiatives. See Note 4 of the accompanying consolidated financial statements.

Income (Loss) from Discontinued Operations

In September 2014, we began unwinding our development and construction services companies due to restructuring activities and accordingly reclassified the results of these operations to “Income (loss) from discontinued operations” in the consolidated statement of operations and comprehensive income (loss) for the periods presented resulting in a loss from discontinued operations of $9.6 million for the year ended December 31, 2014 and income from discontinued operations of $3.5 million for the year ended December 31, 2013.

In December 2013, we sold four wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas and classified $(3.0) million of loss within income (loss) from discontinued operations in the consolidated statements of operations and comprehensive income (loss) associated with the year ended December 31, 2013.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests increased to $1.2 million for the year ended December 31, 2014, when compared to $0.1 million for the year ended December 31, 2013. This is driven by increased losses due to write-offs and impairments in connection with our strategic repositioning initiatives.

Dividends on Preferred Stock

Dividends on preferred stock increased to approximately $12.2 million for the year ended December 31, 2014, compared to $6.2 million for the year ended December 31, 2013, primarily due to an increase in the average number of shares of preferred stock outstanding in 2014. In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of 3,800,000 shares of preferred stock. See Note 13 in the accompanying consolidated financial statements.

Cash Flows

Net cash provided by operating activities was approximately $66.3 million for the year ended December 31, 2014 as compared to approximately $14.4 million for the year ended December 31, 2013, an increase of approximately $51.9 million. Net income adjusted for non-cash items provided approximately $26.9 million for the year ended December 31, 2014 as compared to approximately $45.8 million for the year ended December 31, 2013, a decrease of approximately $18.9 million. This decrease is due in part to the losses associated with our strategic repositioning initiatives offset by the addition of properties placed into service in 2014 and 2013. Approximately $39.4 million was provided by working capital purposes for the year ended December 31, 2014 as compared to approximately $31.5 million used by working capital accounts for the year ended December 31, 2013, an increase of approximately $70.9 million. The increase was primarily due to the timing of construction billings and vendor payments associated with the discontinuation of our construction and development business.

Net cash used in investing activities totaled approximately $213.3 million for the year ended December 31, 2014 as compared to net cash used of approximately $489.7 million for the year ended December 31, 2013, a decrease of approximately $276.4 million. This decrease was primarily due to the CB Portfolio Acquisition as well as the property acquisitions in Toledo, Ohio and Montreal, Quebec, Canada in 2013. No such transactions occurred in 2014. See Note 6 to the accompanying consolidated financial statements.

Net cash provided by financing activities totaled approximately $130.2 million for the year ended December 31, 2014 as compared to net cash provided of approximately $501.4 million for the year ended December 31, 2013, a decrease of approximately $371.2 million. For the year ended December 31, 2013, we received net proceeds of approximately $299.7 million from our common stock offering, which was used to fund the CB Portfolio Acquisition and net proceeds of $91.3 million and $100.0 million from our issuance of Series A Preferred Stock and Exchangeable Senior Notes, respectively, which were used in the repayment of debt, development funding and working capital purposes. No such offerings were made for the year ended December 31, 2014. Additionally, dividend payments were made on higher average shares during 2014 as compared to 2013.

Comparison of Years Ended December 31, 2013 and December 31, 2012

As of December 31, 2013, our property portfolio consisted of 31 consolidated operating properties, containing approximately 6,065 apartment units and 16,570 beds, and 38 operating properties held in five unconsolidated joint ventures, containing approximately 7,135 apartment units and 18,910 beds. Four consolidated operating properties have been presented in discontinued operations.

As of December 31, 2012, our property portfolio consisted of 28 consolidated operating properties, containing approximately 5,480 apartment units and 14,920 beds, and seven operating properties held in three unconsolidated joint ventures, containing approximately 1,420 apartment units and 3,950 beds. Four consolidated operating properties have been presented in discontinued operations.

The following table presents our results of operations for the periods presented, including the amount and percentage change in these results between the periods (in thousands):

	Year Ended December 31,
	2013	2012	Change ($)	Change (%)
Revenues:
Student housing rental	$87,635	$71,211	16,424	23.1%
Student housing services	3,615	2,880	735	25.5%
Property management services	820	559	261	46.7%

Total revenues	92,070	74,650	17,420	23.3%
Operating expenses:
Student housing operations	40,726	33,013	7,713	23.4%
General and administrative	10,658	8,821	1,837	20.8%
Transaction costs	1,121	-	1,121	N/A
Ground leases	249	217	32	14.7%
Depreciation and amortization	23,700	20,693	3,007	14.5%

Total operating expenses	76,454	62,744	13,710	21.9%
Equity in earnings (loss) of unconsolidated entities	(3,727)	361	(4,088)	-1132.4%
Impairment of unconsolidated entities	(312)	-	(312)	N/A

Operating income	11,577	12,267	(690)	-5.6%

Nonoperating income (expense):
Interest expense	(12,969)	(11,545)	(1,424)	12.3%
Other income	1,414	6,144	(4,730)	-77.0%

Total nonoperating expense, net	(11,555)	(5,401)	(6,154)	113.9%

Net income before income tax benefit (expense)	22	6,866	(6,844)	-99.7%
Income tax benefit (expense)	727	(356)	1,083	-304.2%

Income from continuing operations	749	6,510
Income from discontinued operations	489	3,908

Net income	1,238	10,418	(9,180)	-88.1%

Net income (loss) attributable to noncontrolling interests	(34)	46	(80)	-173.9%
Dividends on preferred stock	6,183	4,114	2,069	50.3%

Net income (loss) attributable to common stockholders	$(4,911)	$6,258	(11,169)	-178.5%

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

New Property Operations. In August 2012, we began operations at The Grove at Auburn, Alabama, The Grove at Flagstaff, Arizona, and The Grove at Orono, Maine, which contributed approximately $8.2 million of NOI ($13.2 million of revenues and $5.0 million of operating expenses) for the year ended December 31, 2013 compared to $3.9 million of NOI ($5.3 million of revenues and $1.4 million of operating expenses) for the year ended December 31, 2012. In July 2012, we acquired the remaining ownership interests in The Grove at Valdosta, Georgia, and The Grove at Moscow, Idaho, which contributed approximately $3.4 million of NOI ($6.0 million of revenues and $2.6 million of operating expenses) for the year ended December 31, 2013, compared to approximately $1.7 million of NOI ($2.9 million of revenues and $1.2 million of operating expenses) for the year ended December 31, 2012. Prior to the acquisition of these interests, we accounted for our ownership in these properties under the equity method. In March 2013, we acquired Campus Crest at Toledo, Ohio, which contributed approximately $0.5 million of NOI ($1.7 million of revenues and $1.2 million of operating expenses) for the year ended December 31, 2013, compared to no contribution for the year ended December 31, 2012. In August 2013, we began operation at The Grove at Muncie, Indiana, The Grove at Fort Collins, Colorado, The Grove at Flagstaff II, Arizona, and partial operations at The Grove at Pullman, Washington, which contributed, approximately $3.8 million of NOI ($4.1 million of revenues and $0.3 million of operating expenses) for the year ended December 31, 2013, compared to no contribution for the year ended December 31, 2012.

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

The following is a reconciliation of our net income attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Year Ended December 31,
	2013	2012
Net (loss) income attributable to common stockholders	$(4,911)	$6,258
Net (loss) income attributable to noncontrolling interests	(34)	46
Preferred stock dividends	6,183	4,114
Income tax expense	(727)	356
Other (income) expense	(1,414)	410
Gain on purchase of previously unconsolidated entities	-	(6,554)
Income from discontinued operations	(489)	(3,908)
Impairment of unconsolidated entities	312	-
Interest expense	12,969	11,545
Equity in (earnings) loss of unconsolidated entities	3,727	(361)
Depreciation and amortization	23,700	20,693
Ground lease expense	249	217
General and administrative expense	10,658	8,821
Transaction costs	1,121	-
Property management services	(820)	(559)
Total NOI from Continuing Operations	$50,524	$41,078
Same store properties NOI	$34,666	$35,495
New properties NOI	$14,293	$5,583
The Grove at Pullman and Toledo NOI	$1,565	$-

Property Management Services

Property management services revenues increased from approximately $0.6 million for the year ended December 31, 2012 to approximately $0.8 million for the year ended December 31, 2013. The increase is primarily due to a larger number of property management contracts. In 2013, we added three new contracts at the following locations: The Grove at Norman, Indiana; The Grove at State College, Pennsylvania; and The Grove at Indiana, Pennsylvania.

General and Administrative

General and administrative expenses increased from approximately $8.8 million for the year ended December 31, 2012 to approximately $10.7 million for the year ended December 31, 2013. The $1.9 million increase was primarily due to an increase in the number of full-time employees and travel expenses resulting from our growth.

Transaction Costs

We recognized approximately $1.0 million in transaction costs related to the CB Portfolio Acquisition and approximately $0.1 million in transaction costs and travel related to the acquisition of the Toledo, Ohio property for the year ended December 31, 2013. See Note 6 to the accompanying consolidated financial statements.

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

Equity in Earnings (Loss) of Unconsolidated Entities

Equity in earnings (loss) of unconsolidated entities, which represents our share of the net income (loss) from entities in which we have a noncontrolling interest, decreased from income of approximately $0.4 million for the year ended December 31, 2012 to a loss of approximately $(3.7) million for the year ended December 31, 2013 primarily due to the CB Portfolio Acquisition and associated depreciation and amortization. See Note 6 to the accompanying consolidated financial statements.

Impairment of Unconsolidated Joint Venture

We recognized an impairment of approximately $0.3 million in our investment in The Grove at Denton due to the difference between our purchase price in the acquisition of our remaining ownership interests in that joint venture as compared to its carrying value. See Note 6 to the accompanying consolidated financial statements.

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

Other Income (Expense)

In connection with the CB Portfolio Acquisition, we recognized $1.4 million of income for the year ended December 31, 2013, resulting from interest earned on our $31.7 million notes receivable from the CB Investors. See Note 6 to the accompanying consolidated financial statements. For the year ended December 31, 2012, $6.6 million of gain on purchase of previously unconsolidated entities was recognized and included as other income offset by $0.4 million of other expense.

Income Tax Benefit (Expense)

Income tax benefit (expense) for the year ended December 31, 2013, was a $0.7 million benefit as compared to a $0.4 million expense for the year ended December 31, 2012, primarily due to the recognition of current and deferred tax credits related to solar panels owned by our TRS entities. See Note 5 in the accompanying consolidated financial statements.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations includes the results of our construction and development business as well as the results of four wholly owned properties which were sold in 2013 for the years ended December 31, 2013 and December 31, 2012. For the year ending December 31, 2013, the income of $0.5 million consists of a income related to our discontinued construction and development business $3.5 million, which is offset by a loss of $3.0 million related to discontinued properties driven by an impairment of approximately $4.7 million we recorded in connection with the sale of those four wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas which offset their income for the year. For the year ended December 31, 2012, the construction and development income was $3.2 million, while the income from the four properties was $0.7 million.

Dividends on Preferred Stock

Dividends on preferred stock increased to approximately $6.2 million for the year ended December 31, 2013, compared to $4.1 million for the year ended December 31, 2012, primarily due to an increase in the average number of shares of preferred stock outstanding in 2013. In October 2013, we reopened our Series A Preferred Stock in an underwritten public offering of 3,800,000 shares of preferred stock. See Note 13 in the accompanying consolidated financial statements.

Cash Flows

Net cash provided by operating activities was approximately $14.4 million for the year ended December 31, 2013 as compared to approximately $29.5 million for the year ended December 31, 2012, a decrease of approximately $15.1 million. Net income adjusted for non-cash items provided approximately $44.9 million for the year ended December 31, 2013 as compared to approximately $34.0 million for the year ended December 31, 2012, an increase of approximately $10.9 million. This increase is due to the addition of properties placed into service in 2013 and 2012 as well as non-cash equity in loss from the CB Portfolio results of operations. Approximately $30.5 million was used by working capital accounts for the year ended December 31, 2013 as compared to approximately $4.6 million used by working capital accounts for the year ended December 31, 2012, an increase of approximately $25.9 million. The increase was primarily due to the timing of construction billings and vendor payments.

Net cash used in investing activities totaled approximately $489.7 million for the year ended December 31, 2013 as compared to net cash used of approximately $133.1 million for the year ended December 31, 2012, an increase of approximately $356.6 million. This increase was primarily due to the CB Portfolio Acquisition as well as the property acquisitions in Toledo, Ohio and Montreal, Quebec, Canada. See Note 6 to the accompanying consolidated financial statements.

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

As a REIT, we generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order for corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code and to avoid paying corporate tax on undistributed income; however, we do not currently expect that any such minimum distributions will be required for 2015, and do not currently intend to make distributions to our stockholders in 2015 unless we experience sufficient improvement in our operating results, including successfully completing the sale of certain assets and enhancing our liquidity position by raising additional capital and/or refinancing our existing credit facilities. Additionally, we would expect to make distributions in future periods only to the extent permitted by the terms of our Second Amended and Restated Credit Agreement and our projected ability to comfortably satisfy the financial covenants in that credit agreement for the next four quarters. To the extent we determine to make such distributions in future periods, we may need to obtain financing to meet our distribution requirements because:

•	our income may not be matched by our related expenses at the time the income is considered received for purposes of determining taxable income; and

•	non-deductible capital expenditures, creation of reserves or debt service requirements may reduce available cash but not taxable income.

In these circumstances, we may be forced to obtain third-party financing on terms we might otherwise find unfavorable, and we cannot provide assurance that we will be able to obtain such financing. Alternatively, if we are unable or unwilling to obtain third-party financing on the available terms, we could choose to pay a portion of our distributions in stock instead of cash, or we may fund distributions through asset sales. Although we are currently in compliance with the terms of our Second Amended and Restated Credit Agreement, our Board has determined, based on an evaluation by our management of the Company’s ability to satisfy all financial covenants in the credit agreement for the next four quarters, not to declare or pay a dividend on our Common Stock or our Series A Preferred Stock for the first quarter of 2015. In addition, our Board does not currently intend to declare or pay dividends on our Common Stock or Series A Preferred Stock for the remainder of 2015 unless we experience sufficient improvement in our operating results, including successfully completing the sale of certain assets and enhancing our liquidity position by raising additional capital and/or refinancing our existing credit facilities. Whether or not we declare dividends on our Series A Preferred Stock, dividends will accrue on the Series A Preferred Stock at the effective rate of $2.00 per share until paid, and we will not be permitted to pay dividends on our Common Stock until the accrued dividends on our Series A Preferred Stock are paid in full.

Principal Capital Resources

In January 2013, we entered into the Second Amended and Restated Credit Agreement, which provides for a $250.0 million senior unsecured Revolving Credit Facility, a $50.0 million term loan, and an accordion feature that, under certain circumstances, allows us to request an increase in the total commitments by an additional $300.0 million, increasing total commitments to $600.0 million. The Second Amended and Restated Credit Facility will mature in January 2017 and contains a one-year extension option, subject to certain terms and conditions.

As of December 31, 2014, we had approximately $167.5 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of December 31, 2014, we had approximately $50.0 million in borrowing capacity under our revolving credit facility, and amounts borrowed under the facility will be due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

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

On February 25, 2015, we entered into the Second Amendment to the Revolving Credit Facility, which amended, among other things, certain of the financial covenants from and including December 31, 2014 until and including September 30, 2015 (the “Relief Period”).

Our ability to borrow under the Amended Credit Facility is subject to our ongoing compliance with a number of customary financial covenants during the Relief Period, including:

•	a maximum leverage ratio of not greater than 0.65:1.00;
•	a minimum fixed charge coverage ratio of not less than 1.30:1.00;
•	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of not less than 66.67%;
•	a maximum secured recourse debt ratio of not greater than 20.0%;
•	a minimum tangible net worth of not less than the sum of $330,788,250 plus an amount equal to 75.0% of the net proceeds of any additional equity issuances; and
•	a maximum secured debt ratio of not greater than 47.5%

Pursuant to the terms of the Amended Credit Facility, we may not pay distributions that exceed the greater of (i) 95.0% of our funds from operations, or (ii) the minimum amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we also may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT). In April 2013, as a result of the CB Portfolio Acquisition, we received a waiver from our lender group allowing for distributions up to 110.0% of our funds from operations for the remainder of 2013. Additionally, on February 25, 2015, the dividend payout ratio was amended to be calculated on a rolling twelve month pro forma basis based on an assumed quarterly dividend of $0.09 per share on our Common Stock, which was the level established by our Board for the fourth quarter of 2014.

In February 2013, we amended the Amended Credit Facility to provide for certain exclusions related to our investments in joint ventures as well as the treatment of certain other investments within the compliance calculation of our secured debt ratio and certain negative covenants.

We and certain of our subsidiaries guarantee the obligations under the Amended Credit Facility, and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

In June 2013, in connection with our investment in a joint venture with Beaumont to acquire a property in Montreal, Quebec, Canada, we received a waiver from our lender group allowing us to guarantee debt incurred by our subsidiary, Campus Crest at Montreal I, LLC, to fund such investment.

As of December 31, 2014, after receipt of waivers, we were in compliance with the above financial covenants with respect to our Amended Credit Facility. We intend to explore alternatives for reducing our leverage and maintaining compliance with our financial covenants, including the possible issuance of additional equity, sales of assets, cost controls or other measures.

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

In October 2013, we issued $100.0 million of Exchangeable Senior Notes due October 15, 2018 (see Note 9 in the accompanying consolidated financial statements).

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

We invested approximately $179.2 million, $126.2 million and $104.0 million in wholly-owned developments for the years ended December 31, 2014, 2013, and 2012, respectively. In 2014, we completed construction on five development projects and subsequently discontinued our development and construction operations. In 2013, we completed construction on three development projects, and in 2012, we completed construction on three development projects.

We invested approximately $16.9 million, $29.7 million and $22.5 million in our operating properties for the years ended December 31, 2014, 2013, and 2012, respectively. Capital improvements at our wholly-owned properties include betterments to buildings, clubhouse renovations, parking lots, solar panel installations and other capital improvements. We expect our capital improvements to increase over time as our portfolio expands as well as our average recurring capital expenditures per bed to increase as our portfolio ages.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for non-recurring capital expenditures, potential acquisitions of properties and payments of debt at maturity. Long-term liquidity needs may also include the payment of unexpected contingencies, such as remediation of unknown environmental conditions at our properties or at additional properties that we acquire, or renovations necessary to comply with the ADA or other regulatory requirements. We do not expect that we will have sufficient funds on hand to cover all of our long-term liquidity needs. We will therefore seek to satisfy these needs through cash flow from operations, additional long-term secured and unsecured debt, including borrowings under our Revolving Credit Facility, the issuance of debt securities, the issuance of equity securities and equity-related securities (including OP units), property dispositions and joint venture transactions. We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but we cannot make any assurance that this will be the case, especially in difficult market conditions.

Commitments

The following table summarizes our future contractual commitments as of December 31, 2014 (including future interest payments) (in thousands):

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-Term Debt Obligations	$621,000	$47,022	$372,872	$147,936	$53,170
Interest Payments on Outstanding Debt Obligations	81,948	23,042	42,470	10,343	6,093
Operating Lease Obligations	33,374	1,293	2,624	2,636	26,821
Purchase Obligations(1)	14,539	14,140	399	-	-

Total(2)(3)	$750,861	$85,497	$418,365	$160,915	$86,084

(1)	Obligations relate to subcontracts executed by Campus Crest Construction to wind down previous wholly-owned development projects that were under construction at December 31, 2014.

(2)	Excludes joint venture debt of approximately $32.5 million due to mature in February 2015, of which we are a 63.9% owner, approximately $49.6 million that matures January and April 2015, of which we are a 10.0% owner, approximately $53.7 million that matures May 2015 and December 2015, of which we are a 20.0% owner, approximately $88.0 million that matures in January 2016, of which we are a 40.7% owner, approximately $90.2 million that matures in July 2016, of which we are a 30.0% owner, and approximately $40.7 million that matures September 2016 and September 2018, of which we are a 30.0% owner. We are the guarantor of these debt obligations.
(3)	Excludes all debt from Copper Beech.

Long-Term Indebtedness Outstanding

See Note 9 in the accompanying consolidated financial statements for our outstanding consolidated indebtedness.

The weighted average annual interest rate on our total long-term indebtedness as of December 31, 2014 was approximately 3.65%. At December 31, 2014, our ratio of debt to total market capitalization was approximately 56.66%, excluding indebtedness encumbering our current and future joint venture properties.

At December 31, 2014, after receipt of waivers, we were in compliance with all financial covenants with respect to our Amended Credit Facility.

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

We are the guarantor of the construction and mortgage debt of our ventures with HSRE and Beaumont. Detail of our unconsolidated investments at December 31, 2014 is presented in the following table (in thousands):

								Debt
									Weighted
				Number of					Average
	Our		Year	Properties In	Total	Total (5)	Net Total	Amount	Interest
Unconsolidated Entities	Ownership		Founded	Operation	Investment	Impairment	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%		2009	3	$10,380	$(10,168)	$212	$32,485	2.67	%(1)	5/9/2015
HSRE-Campus Crest V, LLC	10.0%		2011	3	4,093	(4,093)	-	49,614	2.89	%(1)	4/20/2015-5/05/2015
HSRE-Campus Crest VI, LLC	20.0%		2012	3	15,089	(8,274)	6,815	53,706	2.48	%(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%		2013	1	18,975	-	18,975	90,204	2.37	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%		2013	2	12,307	(4,234)	8,073	40,739	2.36	%(1)	9/06/2016-9/30/2018
CB Portfolio	48.0	%(3)	2013	35	218,718	-	218,718	227,698	5.14	%(2)	9/01/2015 – 10/01/2020
CSH Montreal	47.0	%(4)	2013	2	33,470	(26,523)	6,947	87,970	6.39	%(1)	1/13/2016
Total unconsolidated entities				49	$313,032	$(53,292)	$259,740	$582,416	4.13%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	As of December 31, 2014, we had a 48.0% ownership interest in the CB Portfolio.
(4)	As of January 2014, our ownership increased from 20.0% to 47.0% due to the acquisition of Holiday Inn Midtown in Montreal, Quebec. See discussion above.
(5)	Total impairment related to unconsolidated entities is $57.8 million as included on the accompanying consolidated statements of operation and comprehensive income (loss). $4.5 million of this amount, related to HSRE V, is not included in the above table as it is related to guarantee obligations and has instead been included in other liabilities on the consolidated balance sheet.

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

The following table presents a reconciliation of our FFO to our net income (loss) for the periods presented (in thousands):

	Year Ended December 31,
(in thousands)	2014	2013	2012
Funds from operations (“FFO”)
Net income (loss) attributable to common stockholders	$(174,923)	$(4,911)	$6,258
Net income (loss) attributable to noncontrolling interests	(1,233)	(34)	46
Gain on purchase of joint venture properties(1)	-	-	(6,554)
Real estate related depreciation and amortization	27,858	25,503	23,521
Real estate related depreciation and amortization unconsolidated entities	25,034	23,271	1,731
FFO (2)	$(123,263)	$43,829	$25,002

(1)	For 2012, gain was from the purchase of our joint venture partner's interests in The Grove at Moscow, Idaho, and The Grove at Valdosta, Georgia.
(2)	The fair value debt and purchase accounting adjustments included in equity in earnings related to Copper Beech were approximately $6.5 million and $3.6 million for the years ended December 31, 2014 and 2013, respectively. In addition, the immaterial correction described in Note 2 to the consolidated financial statements was not material to FFO.

In addition to FFO, we believe it is also a meaningful measure of our performance to adjust FFO to exclude the change in fair value of unhedged interest rate derivatives, Copper Beech dividend equivalency, write-off of unamortized deferred financing fees, transaction costs (including those within equity in earnings), fair value of debt adjustments within our investment in Copper Beech and the write-off of development costs. Also excluded are write-offs and impairments, severance expense, discontinued operations, and change in valuation allowance for the deferred tax asset. Excluding these items adjusts FFO to be more reflective of operating results prior to capital replacement or expansion, debt amortization of principal, impairments, discontinued operations or other commitments and contingencies. This measure is referred to herein as "FFOA."

	Year Ended December 31,
	2014	2013	2012

FFO	$(123,263)	$43,829	$25,002
Elimination of change in fair value of interest rate derivatives(4)	-	-	-
Elimination of Copper Beech dividend equivalency(5)	1,200	-	-
Elimination of write-off of unamortized deferred financing fees	-	236	966
Elimination of transaction costs(6)	4,801	2,027	-
Elimination of fair value debt and purchase accounting adjustments at our investment in Copper Beech(7)	(6,491)	(3,576)	-
Elimination of write off of land, pre-development costs and asset held for sale(8)	31,927	175	-
Elimination of impairment of disposed assets(9)	-	4,729	-
Elimination of impairment of unconsolidated entities(10)	57,789	-	-
Elimination of effect of not exercising Copper Beach purchase option(3)	33,375	-	-
Elimination of write-off of corporate other assets(11)	15,110	-	-
Elimination of severance(12)	6,159	-	-
Elimination of discontinued operations(13)	9,576	(489)	(3,908)
Elimination of change in valuation allowance for deferred tax asset	731	-	-
Funds from operations adjusted (“FFOA”)	$30,914	$46,931	$22,060

(3)	During the year ended December 31, 2014, we recorded a non-cash charge of $33.4 million due to the effect of not exercising the Copper Beech purchase option during August of 2014. See Note 6 in the accompanying consolidated financial statements for the year ended December 31, 2014.
(4)	Includes only the non-cash portion of the change in unhedged derivatives.
(5)	Amount represents a one-time cash dividend equivalency payment made during the year ended December 31, 2014 to the CB Investors, per the CB Investors’ interpretation of the second amendment to the purchase and sale agreement of Copper Beech.
(6)	Includes costs incurred in connection with Copper Beech and CSH Montreal for 2014 including our proportional share of costs incurred within the ventures.
(7)	Includes our proportionate share of non-cash fair value debt and other purchase accounting adjustments in our investment in Copper Beech.
(8)	During the year ended December 31, 2014, we recorded impairment for land and pre-development costs of $31.9 million in the consolidated statement of operations and comprehensive income (loss), based on our estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (market approach; which involved Level 3 inputs in the fair value hierarchy).
(9)	In 2013, we sold four unencumbered, wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas, for a combined sales price of $51.0 million resulting in net proceeds of approximately $48.6 million. In connection with the disposition of these properties, we recorded an impairment of $4.7 million.
(10)	During the year ended December 31, 2014, we recorded an impairment of $57.8 million in the consolidated statement of operations and comprehensive income (loss) for certain unconsolidated entities, including $31.3 million related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and $26.5 million related to the investment in CSH Montreal.
(11)	In 2014, the Company recorded $15.1 million of impairments of other assets related to corporate infrastructure changes, as a result of the strategic repositioning. Assets impaired included the corporate aircraft and Enterprise Resource Planning system.
(12)	We recognized severance expense of $9.1 million during the year ended December 31, 2014, of which $2.9 million is included in loss from discontinued operations and $6.2 million is included in operating expenses (see Note 4 of the accompanying consolidated financial statements).
(13)	In connection with the strategic repositioning initiatives announced in Form 10-Q for the quarterly period ended September 30, 2014, we discontinued all construction and development operations, which resulted in the income (loss) from discontinued operations of $(9.6) million in 2014, $3.5 million in 2013, $3.2 million in 2012, $3.8 million in 2011, and $1.8 million for the full year ended December 31, 2010. Additionally, in December 2013, we sold four unencumbered, wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas, for a combined sales price of $51.0 million resulting in net proceeds of approximately $48.6 million. In connection with the disposition of these properties, an impairment of $4.7 million was recorded which is presented in discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2013. This resulted in income (loss) from discontinued operations of $(3.0) million in 2013 and $0.7 million in 2012, $0.1 million in 2011, and $(3.2) million in the year ended December 31, 2010.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2014, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our Revolving Credit Facility) plus a spread. The spread depends upon our leverage ratio and ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings. At December 31, 2014, the spread on our Revolving Credit Facility was 2.50%.

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, the table presents scheduled maturities, excluding debt discounts, and related weighted average interest rates by expected maturity dates (in thousands, except interest rates):

	2015	2016	2017	2018	2019	Thereafter	Total

Fixed rate debt	$2,914	$46,091	$16,058	$146,583	$1,353	$53,170	$266,169
Weighted average interest rate	5.16%	5.16%	4.97%	4.91%	3.99%	3.99%	5.16%
Variable rate debt	44,108	16,288	294,435	-	-	-	354,831
Weighted average interest rate	2.27%	2.30%	2.32%	-	-	-	2.53%

Total	$47,022	$62,379	$310,493	$146,583	$1,353	$53,170	$621,000

The table above presents the principal amount of debt maturing each year through December 31, 2019 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2014, excluding joint venture debt, and does not reflect indebtedness incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2014, approximately $354.8 million of our aggregate indebtedness (57.4% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $3.1 million annually. This assumes that the amount outstanding under our variable rate debt remains at $354.8 million, the balance as of December 31, 2014.

We do, and may in the future, continue to use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 8. Financial Statements and Supplementary Data.

The information required herein is included as set forth in Item 15—Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), our management, as represented by our Principal Executive Officer and Principal Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Management concluded that the disclosure controls and procedures were not effective as of December 31, 2014 and in prior periods due to the material weaknesses in internal control over financial reporting described in “Management’s Annual Report on Internal Control Over Financial Reporting” below.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies may deteriorate.

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (1992). Based on that evaluation, management believes that the Company’s internal control over financial reporting was not effective as of December 31, 2014 due to the material weaknesses in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As part of our evaluation of internal control over financial reporting as described above, management concluded that:

The Company did not maintain an effective control environment and risk assessment and information and communication processes, specifically the Company did not have:

•	sufficient finance and accounting resources within the organization with adequate knowledge of the Company’s processes and controls.
•	an adequate risk assessment process to identify and analyze changes in the business and personnel and implement process level controls and monitoring activities that are responsive to those changes and aligned with the Company’s financial reporting objectives.
•	timely communication by senior management to those responsible for financial reporting regarding key terms of non-routine transactions.

The Company did not design and maintain effective process-level controls over:

•	the completeness and accuracy of accrued property taxes, which are included in accounts payable and accrued expenses, specifically the review of terms related to ground leases entered into eight years ago;
•	the completeness, existence, and accuracy of the Company’s investments in and equity in earnings of unconsolidated entities and transactions between the Company and its investees, specifically, the Company did not obtain timely, quality information to effectively monitor the underlying business operations and financial risks related to the investees;
•	the completeness, existence, accuracy, valuation and presentation of non-routine transactions, specifically, the Company did not have sufficient management review controls over the key assumptions and underlying data elements used in the acquisition and impairment of long-lived assets and investments in unconsolidated entities and sufficient knowledge of the contractual terms affecting the financial reporting for a consolidated variable interest entity;
•	the authorization of cash expenditures in accordance with the Company’s expenditure authorization matrix;
•	the completeness and accuracy of stock compensation expense and disclosures;
•	the recognition and measurement of other assets processed by manual journal entries; and
•	effective information technology systems access controls supporting the processing and recording of student housing revenue and accounts receivables that are designed and implemented to restrict users’ access commensurate with their job responsibilities.

The control deficiencies resulted in material and certain immaterial misstatements in the financial statement accounts described above that were corrected prior to the issuance of the annual consolidated financial statements. In addition, in some instances, no material misstatements were identified. The control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2014.

KPMG LLP, an independent registered public accounting firm who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an adverse report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. This attestation report appears on Page 74 of this annual report on Form 10-K.

Plan for Remediation of Material Weaknesses

In connection with the recent steps taken by the Board of Directors to begin to implement a strategic repositioning of the Company, the Board and our management are focused on improving the Company’s internal controls and processes. In order to remediate the aforementioned material weaknesses in the Company’s control environment, risk assessment process, information and communication components and process-level controls, the Audit Committee of the Board of Directors of the Company has directed management to:

•	provide training on key aspects of the Company's system of internal control over financial reporting, including Company policies and procedures, individuals' operational and control responsibilities and how individuals will be held accountable for those responsibilities.

•	evaluate and revise risk assessment process in order to effectively identify, analyze and determine how the Company will respond to operational, legal, regulatory and financial reporting risks affecting the Company and specifically, the Company’s internal controls over financial reporting. In addition, the Board of Directors will establish a Risk Management Committee that will provide oversight and direction to management.

•	implement a process whereby senior management ensures the timely communication of the key terms of non-routine transactions to those responsible for financial reporting.

•	conduct a business process review to ensure that processes, information systems, personnel, internal controls and monitoring activities are aligned with financial reporting objectives, implement and monitor the recommendations from this review.

•	improve the documentation of business processes and internal controls over financial reporting including the redesign, communication and enforcement of an expenditure approval authority matrix.

•	establish a rigorous process to ensure that the design and maintenance of management review controls are implemented and executed on a timely basis, including a more rigorous process to ensure that information necessary for financial reporting is shared across the organization on a timely basis.

Changes in Internal Control over Financial Reporting

There were no material changes, other than those discussed in the following paragraphs, in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 as described above, and identified the material weaknesses in internal control over financial reporting described above. As described in the following paragraphs, based on that evaluation, our management believes that these material weaknesses developed during the fourth quarter of 2014 and prior periods.

During the third quarter of 2014, the Board of Directors began to implement a strategic repositioning of the Company with a renewed focus on the Company's internal controls. The Company affected the exit from the Company's construction and development initiatives and sought to simplify its balance sheet. In connection with the repositioning, the Company experienced significant turnover in the fourth quarter at its most senior executive positions, including its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, and other executives (or, in the case of the Chief Executive Officer, the Lead Outside Director) were appointed to fill these positions on an interim basis, in addition to their regular duties, while searches are conducted for permanent replacements. During the fourth quarter, the Company hired a new Director of Internal Audit tasked with evaluating, identifying and remediating internal control deficiencies and weaknesses. The Company also spent significant effort to negotiate the Copper Beech transaction and effect the actions necessary to exit the construction and development initiatives.

The Company believes it is likely that many of the material weaknesses identified in management’s evaluation of the effectiveness of our internal controls over financial reporting commenced or existed in prior periods but were not previously identified by management and remained unremediated as of December 31, 2014. Accordingly, disclosure controls and procedures were also not effective in prior periods. The Company believes that the significant senior management turnover and strained internal control processes led to and revealed the material weaknesses in internal control over financial reporting identified in the report described above which remained unremediated at December 31, 2014.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the material in the Proxy Statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements	Page

Reports of Independent Registered Public Accounting Firm	73

Consolidated Balance Sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2014 and 2013	75

Consolidated Statements of Operations and Comprehensive Income (Loss) for Campus Crest Communities, Inc. for the years ended December 31, 2014, 2013, and 2012	76

Consolidated Statements of Changes in Equity for Campus Crest Communities, Inc. for the years ended December 31, 2014, 2013, and 2012	78

Consolidated Statements of Cash Flows for Campus Crest Communities, Inc. for the years ended December 31, 2014, 2013, and 2012	79

Notes to Consolidated Financial Statements	81

2. Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2014	116

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

Exhibit Number	Description of Document
2.1	Purchase and Sale Agreement, dated as of February 26, 2013, by and among CB-Campus Crest, LLC, CB-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2013).
2.2	First Amendment to Purchase and Sale Agreement, dated as of September 30, 2013, by and among CB-Campus Crest, LLC, CB-Campus Crest PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 2, 2013).
2.3	Purchase and Sale Agreement, dated as of March 15, 2013, by and among Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC, Campus Crest Communities, Inc. and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 21, 2013).
3.1	Articles of Amendment and Restatement of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

3.2	Articles of Amendment to Articles of Amendment and Restatement of the Company, effective April 25, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013).
3.3	Articles Supplementary designating Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on February 9, 2012).
3.4	Articles Supplementary establishing additional shares of Campus Crest Communities, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on October 9, 2013).
3.5	Bylaws of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).
4.1	Form of Certificate for Common Stock of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).
4.2	Form of Certificate for 8.00% Series A Cumulative Redeemable Preferred Stock of Campus Crest Communities, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 8-A filed on February 7, 2012).
4.3	Indenture, dated October 9, 2013, among Campus Crest Communities Operating Partnership, LP, as issuer, Campus Crest Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.75% Exchangeable Senior Notes due 2018 and the form of the related guarantee (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on October 9, 2013).
4.4	Registration Rights Agreement, dated October 9, 2013, among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 9, 2013).
10.1	Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 9, 2012).
10.2	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Campus Crest Communities Operating Partnership, LP (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 9, 2013).
10.3	Campus Crest Communities, Inc. Amended and Restated Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010).*
10.4	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-8 (No. 333-169958) filed on October 15, 2010).*
10.5	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form S-8 (No. 333-169958) filed on October 15, 2010).*
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 21, 2010).*
10.7	Amended and Restated Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Michael S. Hartnett (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on August 8, 2013).*
10.8	Employment Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*
10.9	First Amendment to Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 8, 2013).*
10.10	Employment Agreement by and between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011).*

10.11	First Amendment to Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on August 8, 2013).*
10.12	Employment Agreement, dated August 5, 2013, between Campus Crest Communities, Inc. and Brian Sharpe (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013).*
10.13	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Michael S. Hartnett (incorporated by reference to Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*
10.14	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr. (incorporated by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).*
10.15	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011).*
10.16	Confidentiality and Noncompetition Agreement by and between Campus Crest Communities, Inc. and Brian Sharpe (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2013).*
10.17	Tax Protection Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, and MXT Capital, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 21, 2010).
10.18	Registration Rights Agreement by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, LP, MXT Capital, LLC and certain other parties thereto (incorporated by reference to Exhibit 10.17 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).
10.19	Second Amended and Restated Credit Agreement, by and among Campus Crest Communities Operating Partnership, LP, Campus Crest Communities, Inc., Citibank, N.A. and the other parties thereto, dated as of January 8, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 10, 2013).
10.20	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 22, 2013, among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 27, 2013).
10.21	Waiver of Required Lenders and Administrative Agent, dated as of April 8, 2013, by and among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto. (incorporated by reference to Exhibit 10.1 to the registrants quarterly report on Form 10-Q for the quarter ended March 31, 2013).
10.22	Waiver of Required Lenders and Administrative Agent, dated as of June 28, 2013, by and among Campus Crest Communities Operating Partnership, LP, Citibank, N.A. and the other parties thereto. (incorporated by reference to Exhibit 10.2 to the registrants quarterly report on Form 10-Q for the quarter ended June 30, 2013).
10.23	Amended and Restated Operating Agreement of HSRE-Campus Crest I, LLC, dated as of October 19, 2010 (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 21, 2010).
10.24	Operating Agreement of HRSE-Campus Crest IV, LLC, dated as of January 20, 2011 (incorporated by reference to Exhibit 10.68 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2010).
10.25	Amended and Restated Operating Agreement of HRSE-Campus Crest V, LLC, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.55 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2011).
10.26	Contribution and Distribution Agreement by and among HSRE-Campus Crest IA, LLC, Campus Crest Ventures III, LLC, HSRE-Campus Crest I, LLC and Campus Crest Properties, LLC, dated as of December 29, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 5, 2012).
10.27	Form of Aircraft Lease (incorporated by reference to Exhibit 10.43 to the registrant’s registration statement on Form S-11 (No. 333-166834) initially filed on May 14, 2010).

10.28	Employment Agreement, dated October 1, 2014, between Campus Crest Communities, Inc. and Angel Herrera (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 31, 2014).*
10.29	Confidentiality and Noncompetition Agreement, dated October 27, 2014, between Campus Crest Communities, Inc. and Angel Herrera (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 31, 2014).*
10.30	Employment Agreement, dated October 27, 2014, between Campus Crest Communities, Inc. and Scott Rochon (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on October 31, 2014).*
10.31	Confidentiality and Noncompetition Agreement, dated October 27, 2014, between Campus Crest Communities, Inc. and Scott Rochon (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on October 31, 2014).*
10.32	Second Amendment to Purchase and Sale Agreement dated November 3, 2014, between CB-Campus Crest, LLC, CB-Campus PA, LLC, Campus Crest Communities, Inc., Copper Beech Townhome Communities, LLC, Copper Beech Townhome Communities (PA), LLC, CB-Campus Crest, CB-Campus Crest PA and CCG and the sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 11, 2014).
10.33	Separation Agreement, dated November 3, 2014, by and between Campus Crest Communities, Inc. and Ted W. Rollins (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 11, 2014).
10.34	Separation Agreement, dated October 1, 2014, by and between Campus Crest Communities, Inc. and Brian Sharpe (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 7, 2014).
10.35	Separation Agreement, dated October 1, 2014, by and between Campus Crest Communities, Inc. and Robert Dann (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on October 7, 2014).
10.36	Campus Crest Communities, Inc. Amended and Restated Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 23, 2014).*
10.37	Separation Agreement, dated November 13, 2014, by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr.
10.38	Employment Agreement, dated July 31, 2014, between Campus Crest Communities, Inc. and Aaron S. Halfacre.*
12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	List of Subsidiaries of the registrant
23.1	Consent of KPMG LLP.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

70

101

The following materials from Campus Crest Communities, Inc.’ Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets of Campus Crest Communities, Inc., (ii) the Consolidated Statements of Operations of Campus Crest Communities, Inc., (iii) the Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) of Campus Crest Communities, Inc., (iv) the Consolidated Statements of Cash Flows of Campus Crest Communities, Inc., and (v) related notes to the Consolidated Financial Statements of Campus Crest Communities, Inc., tagged as blocks of text.

 * Represents management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2015	CAMPUS CREST COMMUNITIES, INC.

	By:	/s/ Aaron S. Halfacre
President and Chief Investment Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Campus Crest Communities, Inc., hereby severally constitute Aaron S. Halfacre and Scott R. Rochon, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Campus Crest Communities, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Aaron S. Halfacre	President and Chief Investment Officer	March 31, 2015
Aaron S. Halfacre	(Principal Executive Officer)

/s/ Scott R. Rochon	Acting Chief Financial Officer and Chief Accounting Officer	March 31, 2015
Scott R. Rochon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lauro Gonzalez-Moreno	Director	March 31, 2015
Lauro Gonzalez-Moreno

/s/ Richard S. Kahlbaugh	Director	March 31, 2015
Richard S. Kahlbaugh

/s/ James W. McCaughan	Director	March 31, 2015
James W. McCaughan

/s/ Denis McGlynn	Director	March 31, 2015
Denis McGlynn

/s/ Daniel L. Simmons	Director	March 31, 2015
Daniel L. Simmons

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Campus Crest Communities, Inc.:

We have audited the accompanying consolidated balance sheets of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation. These consolidated financial statements and financial statement Schedule III are the responsibility of Campus Crest Communities, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Campus Crest Communities, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Campus Crest Communities, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2015, expressed an adverse opinion on the effectiveness of Campus Crest Communities, Inc. and subsidiaries’ internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for reporting discontinued operations as of January 1, 2014.

/s/ KPMG LLP

Charlotte, North Carolina

March 31, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Campus Crest Communities, Inc.:

We have audited Campus Crest Communities, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Campus Crest Community, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	The Company did not maintain an effective control environment and risk assessment and information and communication processes.

•	The Company did not design and maintain effective process-level controls over the completeness and accuracy of accrued property taxes; the completeness, existence, and accuracy of the Company’s investments in and equity in earnings of the Company’s unconsolidated entities and transactions between the Company and its investees; the completeness, existence, accuracy, valuation and presentation of non-routine transactions; the authorization of cash expenditures in accordance with the Company’s expenditure authorization matrix; the completeness and accuracy of stock compensation expense and disclosures; the recognition and measurement of other assets processed by manual journal entries. And the Company did not maintain effective information technology systems access controls supporting the processing and recording of student housing revenue and accounts receivables.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Campus Crest Communities, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 31, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Campus Crest Communities, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2014, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Charlotte, North Carolina

March 31, 2015

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2014	2013

ASSETS
Investment in real estate, net:
Student housing properties ($32,875 related to VIE)	$935,962	$716,285
Accumulated depreciation (($318) related to VIE)	(128,121)	(102,356)
Development in process	-	91,184
Land and properties held for sale	38,105	-
Land held for investment	7,413	-
Investment in real estate, net	853,359	705,113
Investment in unconsolidated entities	259,740	324,838
Cash and cash equivalents ($670 related to VIE)	15,240	32,054
Restricted cash	5,429	32,636
Student receivables, net of allowance for doubtful accounts of $459 and $539, respectively ($36, net of allowance of $9 related to VIE)	1,587	2,825
Cost and earnings in excess of construction billings	3,887	42,803
Other assets, net ($236 related to VIE)	37,569	42,410
Total assets	$1,176,811	$1,182,679

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans ($21,170 related to VIE)	$300,673	$205,531
Line of credit and other debt	317,746	207,952
Accounts payable and accrued expenses ($534 related to VIE)	53,816	64,348
Construction billings in excess of cost and earnings	481	600
Other liabilities ($607 related to VIE)	22,092	11,167
Total liabilities	694,808	489,598
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized: 8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 6,100,000 shares issued and outstanding at December 31, 2014 and 2013	61	61
Common stock, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 64,742,713 and 64,502,430 shares issued and outstanding at December 31, 2014 and 2013, respectively	648	645
Additional common and preferred paid-in capital	773,998	773,896
Accumulated deficit and distributions	(298,818)	(86,043)
Accumulated other comprehensive loss	(2,616)	(71)
Total Campus Crest Communities, Inc. stockholders' equity	473,273	688,488
Noncontrolling interests	8,730	4,593
Total equity	482,003	693,081
Total liabilities and equity	$1,176,811	$1,182,679

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the year ended December 31,
	2014	2013	2012

Revenues:
Student housing rental	$101,724	$87,635	$71,211
Student housing services	3,768	3,615	2,880
Property management services	1,249	820	559
Total revenues	106,741	92,070	74,650
Operating expenses:
Student housing operations	47,154	40,726	33,013
General and administrative	14,303	10,658	8,821
Severance	6,159	-	-
Impairment of land and pre-development costs	31,927	-	-
Write-off of corporate other assets	15,110	-	-
Transaction costs	3,046	1,121	-
Ground leases	477	249	217
Depreciation and amortization	29,426	23,700	20,693
Total operating expenses	147,602	76,454	62,744
Equity in earnings (loss) of unconsolidated entities	(5,510)	(3,727)	361
Impairment of unconsolidated entities	(57,789)	(312)	-
Effect of not exercising Copper Beech purchase option	(33,375)	-	-
Operating income (loss)	(137,535)	11,577	12,267

Nonoperating income (expense):
Interest expense, net	(16,156)	(12,969)	(11,545)
Other income	42	1,414	6,144
Total nonoperating expense, net	(16,114)	(11,555)	(5,401)
Net income (loss) before income tax benefit (expense)	(153,649)	22	6,866
Income tax benefit (expense)	(731)	727	(356)
Income (loss) from continuing operations	(154,380)	749	6,510
Income (loss) from discontinued operations	(9,576)	489	3,908
Net income (loss)	(163,956)	1,238	10,418
Net income (loss) attributable to noncontrolling interests	(1,233)	(34)	46
Dividends on preferred stock	12,200	6,183	4,114
Net income (loss) attributable to common stockholders	$(174,923)	$(4,911)	$6,258

Per share data - basic and diluted
Income (loss) from continuing operations attributable to common stockholders	$(2.54)	$(0.08)	$0.07
Income (loss) from discontinued operations attributable to common shareholders	(0.15)	-	0.11
Net income (loss) per share attributable to common stockholders	$(2.69)	$(0.08)	$0.18

Weighted-average common shares and OP units outstanding:
Basic	65,102	59,984	34,781
Diluted	65,102	60,418	35,217

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

(In thousands, except per share data)

	For the year ended December 31,
	2014	2013	2012

Consolidated statements of comprehensive income (loss):
Net income (loss)	$(163,956)	$1,238	$10,418
Foreign currency translation	(2,564)	(71)	-
Change in fair value of interest rate derivatives	-	59	332
Comprehensive income (loss)	(166,520)	1,226	10,750
Net income (loss) attributable to noncontrolling interests	(1,233)	(34)	46
Change in fair value of interest rate derivatives attributable to noncontrolling interest	-	1	3
Foreign currency translation attributable to noncontrolling interest	(19)	-	-
Dividends on preferred stock	12,200	6,183	4,114
Comprehensive income (loss) attributable to common stockholders	$(177,468)	$(4,924)	$6,587

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Series A		Additional		Accumulated
	Cumulative		Common and	Accumulated	Other	Total
	Redeemable	Common	Preferred Paid-	Deficit and	Comprehensive	Stockholders'	Noncontrolling	Total
	Preferred Stock	Stock	in Capital	Distributions	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2011	-	307	248,599	(22,550)	(387)	225,969	4,026	229,995
Net proceeds of sale of preferred stock	23	-	54,870	-	-	54,893	-	54,893
Net proceeds of sale of common stock	-	75	72,087	-	-	72,162	-	72,162
Issuance of restricted stock	-	4	(4)	-	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	1,628	-	-	1,628	624	2,252
Dividends on preferred stock	-	-	-	(4,114)	-	(4,114)	-	(4,114)
Dividends on common stock	-	-	-	(22,275)	-	(22,275)	-	(22,275)
Dividends to noncontrolling interests	-	-	-	-	-	-	(281)	(281)
Change in fair value of interest rate derivatives	-	-	-	-	329	329	3	332
Net income	-	-	-	10,372	-	10,372	46	10,418
Balance at December 31, 2012	23	386	377,180	(38,567)	(58)	338,964	4,418	343,382
Net proceeds of sale of preferred stock	38	-	91,244	-	-	91,282	-	91,282
Net proceeds of sale of common stock	-	255	299,464	-	-	299,719	-	299,719
Equity portion of issuance of convertible notes	-	-	3,207	-	-	3,207	-	3,207
Issuance of restricted stock	-	4	(4)	-	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	2,805	-	-	2,805	495	3,300
Dividends on preferred stock	-	-	-	(6,183)	-	(6,183)	-	(6,183)
Dividends on common stock	-	-	-	(42,565)	-	(42,565)	-	(42,565)
Dividends to noncontrolling interests	-	-	-	-	-	-	(287)	(287)
Change in fair value of interest rate derivatives	-	-	-	-	58	58	1	59
Foreign currency translation	-	-	-	-	(71)	(71)	-	(71)
Net income (loss)	-	-	-	1,272	-	1,272	(34)	1,238
Balance at December 31, 2013	61	645	773,896	(86,043)	(71)	688,488	4,593	693,081
Issuance of restricted stock	-	3	(3)	-	-	-	-	-
Amortization of restricted stock awards and operating partnership units	-	-	5,744	-	-	5,744	-	5,744
Dividends on preferred stock	-	-	-	(12,200)	-	(12,200)	-	(12,200)
Dividends on common stock	-	-	-	(37,852)	-	(37,852)	-	(37,852)
Dividends to noncontrolling interests	-	-	-	-	-	-	(250)	(250)
Foreign currency translation	-	-	-	-	(2,545)	(2,545)	(19)	(2,564)
Non-controlling interest in Copper
Beech at Ames	-	-	(5,639)	-	-	(5,639)	5,639	-
Net loss	-	-	-	(162,723)	-	(162,723)	(1,233)	(163,956)
Balance at December 31, 2014	$61	$648	$773,998	$(298,818)	$(2,616)	$473,273	$8,730	$482,003

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended December 31,
	2014	2013	2012

Operating activities:
Net (loss) income	$(163,956)	$1,238	$10,418
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,426	23,700	20,693
Depreciation included in discontinued operations	-	2,672	3,144
Impairment of damaged assets	-	5,041	-
Impairment of land and pre-development costs	31,927	-	-
Write-off of corporate other assets	15,110	-	-
Amortization of deferred financing costs and debt discount	2,270	1,969	2,838
Gain on purchase of previously unconsolidated entities	-	-	(6,554)
Loss on disposal of assets	138	350	154
Proceeds received for business interruption insurance	-	400	-
Provision for bad debts	3,249	3,432	1,728
Deferred income tax expense (benefit)	731	(927)	-
Severance expense	6,159	-	-
Severance expense included in discontinued operations	2,959	-	-
Impairment of unconsolidated entities	57,789	-	-
Equity in (earnings) loss of unconsolidated entities	5,510	3,727	(361)
Effect of not exercising Copper Beech purchase option	33,375	-	-
Distributions of earnings from unconsolidated entities	502	17	766
Share based compensation expense	1,729	3,300	1,194
Changes in operating assets and liabilities:
Restricted cash	505	(533)	(736)
Student receivables	(2,174)	(4,067)	(2,492)
Construction billings	38,797	(19,175)	(10,967)
Accounts payable and accrued expenses	(3,470)	4,984	12,248
Other	5,746	(11,740)	(2,603)
Net cash provided by operating activities	66,322	14,388	29,470
Investing activities:
Investments in development in process	(179,218)	(126,242)	(104,051)
Insurance proceeds received for damaged assets	590	2,500	-
Investments in student housing properties	(9,277)	(15,925)	(7,116)
Acquisition of student housing properties	-	(13,801)	-
Investments in unconsolidated entities	(45,765)	(348,831)	(7,363)
Acquisition of previously unconsolidated entities	(7,661)	-	(15,352)
Proceeds from the disposition of student housing properties	-	48,577	-
Issuance of notes receivable	-	(31,700)	-
Repayment of notes receivable	-	31,700	-
Capital distributions from unconsolidated entities	7,455	7,286	3,355
Corporate capital expenditures	(6,126)	(15,036)	(1,855)
Change in restricted cash	26,702	(28,201)	(671)
Net cash used in investing activities	(213,300)	(489,673)	(133,053)
Financing activities:
Proceeds from mortgage and construction loans	80,656	47,924	97,220
Repayments of mortgage and construction loans	(2,353)	(60,730)	(93,096)
Proceeds from line of credit and other debt	124,000	267,274	59,400
Repayments of line of credit and other debt	(15,435)	(96,681)	(66,077)
Debt issuance costs	(735)	(4,273)	(1,219)
Payment of offering costs	(817)	(17,193)	(6,018)
Dividends paid to common stockholders	(42,665)	(38,089)	(21,028)
Dividends paid to preferred stockholders	(12,200)	(4,600)	(3,156)
Dividends paid to noncontrolling interest	(287)	(287)	(281)
Proceeds from sale of common stock	-	312,742	75,573
Proceeds from sale of preferred stock	-	95,282	57,500
Net cash provided by financing activities	130,164	501,369	98,818
Net change in cash and cash equivalents	(16,814)	26,084	(4,765)
Cash and cash equivalents at beginning of period	32,054	5,970	10,735
Cash and cash equivalents at end of period	$15,240	$32,054	$5,970

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	For the year ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $6.3 million, $3.3 million and $2.4 million	$6,959	$7,794	$6,235
Cash paid for income taxes	163	173	571

Non-cash investing and financing activity:
Other debt assumed by investment in unconsolidated entity	$-	$34,774	$-
Contribution of land to investment in unconsolidated entities	-	16,900	3,347
Common and preferred stock dividends declared but not paid	8,916	13,765	7,197
Assumption of mortgage debt related to purchase of previously
unconsolidated entities	16,901	-	27,299
Insurance proceeds receivable related to damaged assets	5,529	1,029	-
Accounts payable related to capital expenditures	6,930	25,107	10,588
Conversion of costs and earnings in excess of construction billings to investment in unconsolidated entities	-	-	898
Equipment acquired under capital lease obligations	568	-	-
Share-based compensation capitalized to development in process	1,307	900	600
The Company acquired the remaining ownership in HSRE IV for approximately $7.7 million
In conjunction with the acquisition liabilities assumed were as follows:
Fair value of assets acquired	$26,854	$-	$-
Cash paid for 80% interest	(7,661)	-	-
Fair value of Company's 20% interest owned prior to the acquisition	(1,915)	-	-
Liabilities assumed	17,278	-	-

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Description of Business

Campus Crest Communities, Inc., together with its subsidiaries, referred to herein as the “Company” and “Campus Crest,” is a self-managed and self-administered real estate investment trust (“REIT”) focused on owning and managing a high-quality student housing portfolio located close to college campuses. The Company currently owns the sole general partner interest and owns limited partner interests in Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”). The Company holds substantially all of its assets and conducts substantially all of its business, through the Operating Partnership.

Campus Crest has made an election to qualify, and the Company believes it is operating so as to qualify, as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent that the Company meets the organizational and operational requirements and its distributions equal or exceed 90.0% of REIT taxable income. For all periods subsequent to the REIT election, the Company has met the organizational and operational requirements and distributions have exceeded net taxable income.

The Company has made an election to treat Campus Crest TRS Holdings, Inc. (“TRS Holdings”), its wholly-owned subsidiary, as a taxable REIT subsidiary (“TRS”). TRS Holdings holds the development, construction and management companies (see Note 4 regarding the discontinuation of operations of the development and construction services companies) that provide services to entities in which the Company does not own 100% of the equity interests. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes.

As of December 31, 2014, the Company had ownership interests in 47 operating student housing Grove properties containing approximately 9,700 apartment units and 26,300 beds. Thirty-six of the Company’s operating Grove properties are wholly-owned and eleven of the Company’s operating Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE"). Additionally, the Company holds ownership interests in three evo® properties as joint ventures containing approximately 1,500 units and 3,000 beds, one with HSRE and Brandywine Realty Trust (“Brandywine”), and two with Beaumont Partners SA (“Beaumont”). As of December 31, 2014, the Company also owned interests in 36 (35 unconsolidated and one consolidated (Copper Beech at Ames)) operating student housing Copper Beech properties (“CB Portfolio”), containing approximately 6,500 units and 17,300 beds, and one wholly-owned redevelopment property containing approximately 170 units and 340 beds. The Company’s portfolio consists of the following:

Properties in
Operation
Wholly owned Grove properties	36
Joint Venture Grove properties	11
Total Grove Properties	47
Joint Venture evo properties	3
CB Portfolio	36
Total Portfolio(1)	86

______________

(1)	The Company’s 100% owned redevelopment property in Toledo, Ohio, which was acquired in March 2013 is excluded. As of December 31, 2014, this property was classified as an asset held for sale.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, presented in U.S. dollars, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and represent the Company’s financial position, results of operations and cash flows. Third-party equity interests in the Operating Partnership and a consolidated variable interest entity, Copper Beech at Ames, LLC, are reflected as non-controlling interests in the consolidated financial statements. The Company also has interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation, primarily related to discontinued operations associated with the asset dispositions discussed in Note 7.

Reclassifications

During the year ended December 31, 2014, the Company reclassified its development and construction services companies as discontinued operations due to its strategic repositioning initiatives (see Note 4). Accordingly, the Company has reclassified the results of these operations to “Income (loss) from discontinued operations” in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012. The development and construction services companies were included within the development, construction and management services segment in the Company’s prior year consolidated financial statements.

In December 2013, the Company sold four wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas. These four properties were included within the student housing operations segment in the prior year consolidated financial statements. Prior period amounts related to the December 2013 asset dispositions have also been reclassified as discontinued operations in the Company’s consolidated statement of operations and comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue (which is included in income (loss) from discontinued operations) under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate and investments in unconsolidated entities and land and property held for sale, initial valuation and underlying allocation of purchase price to newly acquired student housing properties, valuation allowance on deferred tax assets, determination of fair value for impairment assessments, determination of the effect of not exercising the Copper Beech option, fair value of guarantee obligations related to unconsolidated entities, allowance for doubtful accounts, insurance proceeds receivable from damaged assets, fair value of the debt and equity components of the exchangeable notes at the date of issuances and the fair value of financial assets and liabilities, including derivatives. Actual results may differ from previously estimated amounts and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected prospectively in the periods in which they occur.

Investment in Real Estate and Depreciation

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

Land improvements	15 years
Buildings and leasehold improvements	10-40 years
Furniture, fixtures and equipment	5-10 years

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of the Company’s student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Interest totaling approximately $6.3 million, $3.3 million, and $2.4 million was capitalized during the years ended December 31, 2014, 2013, and 2012 respectively.

The Company capitalizes costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts, the Company capitalizes all direct costs and indirect costs that have been incurred as a result of the development. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. The Company capitalizes interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities. Indirect project costs, which include personnel, office and administrative costs that are clearly associated with the Company’s development and redevelopment efforts, are capitalized. Indirect costs not clearly related to the acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred. Capitalized indirect costs associated with the Company’s development activities were $10.8 million, $9.0 million, and $7.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

Pre-development costs are capitalized when they are directly identifiable with the specific property and would be capitalized if the property were already acquired and acquisition of the property or an option to acquire the property is probable. Capitalized pre-development costs are expensed when management believes it is no longer probable that a contract will be executed and/or construction will commence. Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company will bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where the Company has not yet acquired the target property or where the Company has not yet commenced construction on a periodic basis and write-off any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. In 2013 and 2012, such write-offs are included within income (loss) from discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss). In 2014, such write-offs were included within impairment of land and pre-development costs in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2014, the Company had no capitalized pre-development costs related to development projects for which construction had not commenced and as of December 31, 2013, the Company deferred approximately $10.5 million in pre-development costs related to development projects for which construction had not commenced (see Note 4). As of December 31, 2014, the Company owned four strategically held land parcels that could be used for the development of four phase two properties with an aggregate bed count ranging from approximately 1,000 to 1,500 (unaudited), and twelve additional land parcels, six of which were sold in January 2015, with the remaining parcels expected to be sold during 2015. The costs associated with the four strategically held land parcels are included in land held for investment on the accompanying consolidated balance sheets. The costs associated with the parcels in which the Company intends to divest are included in land held for sale in the accompanying consolidated balance sheets.

Management assesses whether there has been impairment in the value of the Company’s investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of investment in real estate is measured by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property over the expected hold period. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the property. The estimation of future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions. If such conditions change, then an adjustment reducing the carrying value of the Company’s long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is recorded as an impairment charge. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary.

Property Acquisitions

Campus Crest allocates the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on the fair values of these assets and liabilities for both consolidated entities and investments in unconsolidated entities. Fair value estimates are based on information obtained from independent appraisals, market data, information obtained during due diligence and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals.

Additionally, mortgage debt premiums and discounts represent fair value adjustments for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s acquisitions. The mortgage debt premiums and discounts are amortized to interest expense of the respective investee over the term of the related mortgage loans using the effective-interest method. The fair value debt and purchase accounting adjustments included in equity in earnings (loss) related to Copper Beech were approximately $6.5 million and $3.6 million for the years ended December 31, 2014 and 2013, respectively. Acquisition-related costs such as due diligence, legal, accounting and advisory fees are either expensed as incurred for acquisitions that are consolidated or capitalized for acquisitions accounted for under the equity method of accounting.

Long-Lived Assets – Held for Sale

Long-lived assets to be disposed of are classified as held for sale in the period in which all of the following criteria are met:

a.	Management, having the authority to approve the action, commits to a plan to sell the assets.

b.	The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets.

c.	An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated.

d.	The sale of the asset is probable, and transfer of asset is expected to qualify for recognition as a completed sale, within one year.

e.	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

f.	Actions required to complete the plan indicate that it is unlikely that significant changes to the plans will be made or that the plan will be withdrawn.

Concurrent with this classification, the land and property held for sale is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. As discussed in more detail in Note 4, the Company reduced the carrying amount of land and properties held for sale to their estimated fair value less estimated selling costs which resulted in an impairment charge.

Ground Leases

Ground lease expense is recognized on a straight-line basis over the term of the related lease.

In-Place Lease Intangible Assets

In-place lease intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases, typically one year or less. Amortization expense was approximately $1.5 million, $0.7 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Cash, Cash Equivalents, and Restricted Cash

Campus Crest considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Company maintains cash balances in various banks. At times the Company’s balances may exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company does not believe this presents significant exposure for the business.

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance and funding capital improvements. The Company’s funds in escrow are typically held in interest bearing accounts covered under FDIC insurance with applicable limits. At December 31, 2013, we held approximately $28.2 million with a qualified intermediary to facilitate a tax deferred Section 1031 like-kind exchange in conjunction with the disposition of four properties (see Note 7). Our funds in escrow are typically held in interest bearing accounts covered under FDIC insurance with applicable limits.

Deferred Financing Costs

Campus Crest defers costs incurred in obtaining financing and amortizes these costs using the straight-line method, which approximates the effective interest method, over the expected terms of the related loans. Deferred financing costs as of December 31, 2014 and 2013 were approximately $11.7 million and $11.0 million, respectively, and accumulated amortization was approximately $4.8 million and $2.6 million, respectively. Upon repayment of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of accumulated amortization, are included in other assets, net in the accompanying consolidated balance sheets.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in the Company’s consolidated subsidiaries which are not attributable to the Company’s stockholders. Accordingly, noncontrolling interests are reported as a component of equity, separate from stockholders’ equity, in the accompanying consolidated balance sheets. On the consolidated statements of operations and comprehensive income (loss), operating results are reported at their consolidated amounts, including both the amount attributable to the Company and to noncontrolling interests. See also “Consolidated Variable Interest Entity.”

Real Estate Ventures

Campus Crest holds interests in its properties, both under development and in operation, through interests in both consolidated and unconsolidated real estate ventures. The Company assesses its investments in real estate ventures to determine if a venture is a variable interest entity (“VIE”). Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. The Company consolidates entities that are VIEs for which the Company is determined to be the primary beneficiary. In instances where the Company is not the primary beneficiary, the Company does not consolidate the entity for financial reporting purposes. The primary beneficiary is the entity that has both (1) the power to direct the activities that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities that are not defined as VIEs are consolidated where the Company is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control.

For entities where the Company is the general partner (or the equivalent), but do not control the real estate venture, and the other partners (or the equivalent) hold substantive participating rights, the Company uses the equity method of accounting. For entities where the Company is a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate the Company controls the entity, the Company would consolidate the entity; otherwise the Company accounts for its investments using the equity method of accounting.

Under the equity method of accounting, investments are initially recognized in the consolidated balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value (see Note 4).

Segments

The Company has identified two reportable business segments: (i) student housing operations and (ii) property management services. The Company evaluates the performance of its operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions. Unallocated corporate amounts include general expenses associated with managing the Company’s two reportable operating segments. Prior to the third quarter of 2014, the Company’s segments consisted of student housing operations and construction, development and management services. Upon discontinuation of the construction and development operations of the business, the Company identified its two segments as student housing operations and property management services. All construction and development activities are reported in discontinued operations at December 31, 2014.

Student Housing Revenue

Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. The Company recognizes revenue on a straight-line basis over the term of the lease contracts which for new tenants is typically 11.5 months and for renewing tenants is typically 12 months. Generally, unless sufficient income can be verified, each executed contract is required to be accompanied by a signed parental/guardian guaranty. Amounts received in advance of the occupancy period or prior to the contractual due date are recorded as deferred revenues and included in other liabilities on the accompanying consolidated balance sheets.

Property Management Services

Management fees are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria are met.

Development and Construction Services

Development and construction service revenue is recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs for each property under development and construction. For the purpose of applying this method, significant estimates are necessary to determine the percentage of completion as of the balance sheet date. This method is used because management considers total cost to be the best measure of progress toward completion of the contract. Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized.

Development and construction service revenue is recognized for contracts with entities the Company does not consolidate. For projects where revenue is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net profit ultimately recognized on those projects. Profit derived from these projects is eliminated to the extent of the Company’s interest in the unconsolidated entity. Any incentive fees, net of the impact of the Company’s ownership interest if the entity is unconsolidated, are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third party. When total development or construction costs at completion exceed the fixed price set forth within the related contract, such cost overruns are recorded as additional investment in the unconsolidated entity. Entitlement fees and arrangement fees, where applicable, are recognized when earned based on the terms of the related contracts.

Costs and estimated earnings in excess of billings represents the excess of construction costs and profits recognized to date using the percentage of completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage of completion method on certain contracts. Total billings to date on such contracts totaled $49.3 million and $51.3 million as of December 31, 2014 and 2013, respectively. The Company expects to bill and collect the cost and estimated earnings in excess of billings in 2015.

Allowance for Doubtful Accounts

Allowances for student receivables are maintained to reduce the Company’s receivables to the amount that management estimates to be collectible, which approximates fair value. The allowance is estimated based on past due balances not received on contractual terms, as well as historical collections experience and current economic and business conditions. When management has determined that receivables are uncollectible, they are written off against the allowance for doubtful accounts. Recoveries of accounts previously written off are recorded when received.

The allowance for doubtful accounts is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$539	$121	$246
Charged to expense	3,249	3,432	1,728
Write-offs	(3,329)	(2,433)	(1,853)
Sale of properties	-	(581)	-
Balance at end of period	$459	$539	$121

Marketing and Advertising Costs

Marketing and advertising costs are expensed during the period incurred and included in student housing and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Marketing and advertising expenses were $1.5 million, $1.5 million, and $1.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Derivative Instruments and Hedging Activities

Campus Crest enters into interest rate cap and interest rate swap agreements to manage floating interest rate exposure with respect to amounts borrowed, or forecasted to be borrowed, under credit facilities. These contracts effectively exchange existing or forecasted obligations to pay interest based on floating rates for obligations to pay interest based on fixed rates. The Company had no interest rate swaps as of December 31, 2014.

 All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current period earnings as a component of other income (expense) line item on the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2014 and 2013, the fair value of derivative contracts was insignificant.

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Income Taxes

The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT under Sections 856 through 859 of the Internal Revenue Code. The Company’s qualification as a REIT depends upon its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of the Company’s gross income, the composition and values of the Company’s assets, the Company’s distribution levels and the diversity of ownership of its stock. The Company believes that it is organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that the Company’s intended manner of operation will enable it to meet the requirements for qualification and taxation as a REIT.

 As a REIT, the Company generally will not be subject to U.S. federal and state income tax on taxable income that it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income tax at regular corporate rates and generally will be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could materially and adversely affect the Company, including its ability to make distributions to its stockholders in the future.

Campus Crest has made the election to treat TRS Holdings, the Company’s subsidiary which holds the Company’s management companies (as well as the development and construction companies included within discontinued operations) that provide services to entities in which the Company does not own 100% of the equity interests, as a TRS. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes. The Company’s TRS accounts for its income taxes in accordance with U.S. GAAP, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets and liabilities of the TRS entities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.

 Campus Crest follows a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more-likely-than-not (a likelihood of more than 50 percent) to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. De-recognition of a tax position that was previously recognized would occur when the Company subsequently determines a tax position no longer met the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for de-recognition of tax positions is prohibited.

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

Common Stock Issuances and Costs

Specific incremental costs directly attributable to the Company’s equity offerings are deferred and charged against the gross proceeds of the offering. As such, underwriting commissions and other common stock issuance costs are reflected as a reduction of additional paid in capital. See Note 13 for an expanded discussion on common stock issuances and costs.

Stock-Based Compensation

The Company grants restricted stock and restricted Operating Partnership ("OP Unit”) awards that typically vest over either a three or five year period. A restricted stock or OP Unit award is an award of shares of the Company’s common stock or OP Units that are subject to restrictions on transferability and other restrictions determined by the Company’s compensation committee at the date of grant. A grant date generally is established for a restricted stock award or restricted OP Unit award upon approval from the Company’s compensation committee and Board of Directors. The restrictions may lapse over a specified period of employment or the satisfaction of pre-established criteria as the Company’s compensation committee may determine. Except to the extent restricted under the award agreement, a participant awarded restricted stock or OP Units has all the rights of a stockholder or OP Unit holder as to these shares or units, including the right to vote and the right to receive dividends or distributions on the shares or units. The fair value of the award generally is determined based on the market value of the Company’s common stock on the grant date and is recognized on a straight-line basis over the applicable vesting period for the entire award with cost recognized at the end of any period being at least equal to the shares that were then vested.

Foreign Currency

Transactions denominated in foreign currencies are recorded in local currency at actual exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet dates are reported at the rates of exchange prevailing at those dates. Any gains or losses arising on monetary assets and liabilities from a change in exchange rates subsequent to the date of the transaction have been included in discontinued operations, if resulting from operations within the Company’s development or construction service company, or other income (expense) in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2014 and 2013, the Company had foreign currency exposure to the Canadian dollar. The aggregate transaction gains and losses included in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2014 and 2013 were not significant.

The financial statements of certain equity method investees and certain foreign subsidiaries are translated from their respective functional currencies into U.S. dollars using current and historical exchange rates. Translation adjustments resulting from this process are reported separately and included as a component of accumulated other comprehensive income (loss) in stockholders' equity in the accompanying consolidated balance sheets. Upon classification as held for sale, sale or liquidation of the Company’s investments, the translation adjustment would be reported as part of the gain or loss on classification, sale or liquidation. During the years ended December 31, 2014 and 2013, the Company recognized a foreign currency translation loss of approximately $2.6 million and $0.1 million, respectively, related to its investment in CSH Montreal, LP ("CSH Montreal”). Foreign currency translation loss is included in accumulated other comprehensive loss on the accompanying consolidated balance sheets and in comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss).

Insurance Recoveries

Insurance recoveries are amounts due or received under the Company’s applicable insurance policies for asset damage and business interruption relating to the previously disclosed fire at The Grove at Pullman, Washington and to the damage at The Grove at Wichita Kansas, and The Grove at Wichita Falls, Texas. Business interruption recovery is recorded when realized and included as a reduction within student housing operations expenses within the consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2014 and 2013, the Company recognized approximately $1.2 million and $1.4 million, respectively of business interruption recovery. As of December 31, 2014 and 2013, the Company had a receivable for property damage of $5.5 million and $1.0 million, respectively.

Consolidated Variable Interest Entity

During the year ended December 31, 2013, the Company entered into a variable interest entity ("VIE") with Copper Beech Townhome Communities, LLC ("CBTC") to develop, construct and manage a student housing property in Ames, Iowa (“Copper Beech at Ames”). The Company concluded that it is the primary beneficiary of Copper Beech at Ames as the Company funded all of the equity of this entity, resulting in the Copper Beech investor’s interest being deemed a de facto agent of Campus Crest. Therefore, the Company has consolidated the financial position and the results of operations of Copper Beech at Ames in the accompanying balance sheet, consolidated statements of operations and comprehensive income (loss). The Company recorded $1.3 million and $0.5 million in revenues and expenses, respectively, related to the VIE for the year ended December 31, 2014. The Company recorded $33.5 million in assets, $22.3 million in liabilities, and $5.6 million of noncontrolling interests on the accompanying consolidated balance sheet as of December 31, 2014. The creditors of the loan for Copper Beech at Ames do not have recourse to the assets of Campus Crest, nor is the Company required to provide financial support to Copper Beech at Ames. On January 30, 2015, in connection with the Copper Beech purchase transaction (see Note 19), the Company’s ownership interest in Copper Beech at Ames increased to a 100% interest.

Immaterial Correction

During the year ended December 31, 2014, the Company was made aware of a tax liability at one of its properties that extends back to the year ended December 31, 2009.  The total impact of the tax liability is approximately $2.3 million, of which $0.4 million relates to 2014. The Company has adjusted the prior year consolidated financial statements presented herein to reflect the impact of this liability. For both the years ended December 31, 2013 and 2012, student housing operations expense on the consolidated statements of operations and comprehensive income (loss) has been increased by approximately $0.4 million, and accumulated deficit and distributions on the accompanying consolidated statement of changes in equity as of December 31, 2011 has been increased by $1.1 million.  In addition, accrued accounts payable on the consolidated balance sheet as of December 31, 2013 was increased by $1.9 million. No changes in net cash provided by operating activities in the accompanying consolidated statement of cash flows resulted from the immaterial correction to prior periods.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)", which amends the consolidation requirements in ASC 810, “Consolidation”. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the provisions of this guidance and the impact is not known.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. The guidance is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The Company adopted ASU 2014-08 as of January 1, 2014.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

3.    Student Housing Properties

The following is a summary of the Company’s student housing properties, net for the periods presented (in thousands):

	December 31,
	2014	2013

Land	$76,043	$58,439
Buildings and improvements	781,739	597,141
Furniture, fixtures and equipment	78,180	60,705
	935,962	716,285

Less: accumulated depreciation	(128,121)	(102,356)
	$807,841	$613,929

Included in depreciation expense in the statements of operations and comprehensive income (loss) is $1.5 million, $0.7 million and $1.1 million of amortization expense for in-place leases in 2014, 2013 and 2012, respectively.

In August 2014, the Company began operations at The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida, and Copper Beech at Ames, Iowa.

In January 2014, the Company acquired the remaining 80% ownership interests in HSRE IV, which owns The Grove at Denton, Texas, thereby increasing its student housing properties (see Note 6).

In July 2013, the Company experienced a fire at The Grove at Pullman, Washington, a property under construction, which resulted in a partial loss of the property. Management has estimated the loss to be approximately $7.5 million, of which we have received $2.5 million in insurance proceeds in 2013 and expect to receive additional proceeds in the first quarter of 2015. While no assurances can be given, after taking into account the Company’s existing insurance coverage, management believes that the damages sustained as a result of this fire will not have a material adverse effect on the Company’s financial position or results of operations.

4. Strategic Repositioning Initiatives

The Company has begun to implement a strategic repositioning which includes, among other things:

(1)	Simplifying the business model by discontinuing all construction and development and focusing on organic growth;

(2)	Reducing the number of joint ventures through planned dispositions of certain assets within its joint ventures to simplify asset ownership structure and reduce exposure to off-balance sheet obligations;

(3)	Disposing of land which was previously held for future development (held in land and property held for sale as of December 31, 2014, some of which was disposed of subsequent to the year ended December 31, 2014 (See Note 19) and the rest of which we expect to dispose of during 2015);

(4)	Identifying costs savings at the Company's properties and at the corporate office; and

(5)	Focusing time and resources on recruiting new members of our management team.

During the year ended December 31, 2014, the Company discontinued all construction and development operations (see Note 7).

During the year ended December 31, 2014, the Company recorded an other than temporary impairment of $57.8 million in the consolidated statement of operations and comprehensive income (loss) for certain of our unconsolidated entities, including $31.3 million related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and $26.5 million related to our investment in CSH Montreal LP. Factors giving rise to the strategic repositioning, including results below our expectations in original underwriting as well as our communications from the venture partner during the year ended December 31, 2014 about their desire to dispose of certain properties in the HSRE Investments in the near term, resulted in our determination that an other than temporary impairment existed. See Note 11 for additional information on impairments.

In connection with exiting the construction and development businesses during 2014, the Company recorded impairment for land and pre-development costs of $31.9 million in the consolidated statement of operations and comprehensive income (loss), based on their estimated fair values. The fair values were obtained from third-party appraisals based on comparable properties (market approach; which involved Level 3 inputs in the fair value hierarchy). The land held for sale is expected to be disposed of pursuant to a standard sale process during 2015. See Note 19.

Additionally, the Company recorded $15.1 million of impairments of other assets related to corporate infrastructure changes, as a result of the strategic repositioning. Assets impaired included the corporate aircraft and certain enterprise resource planning related assets.

The Company also terminated the employment of certain employees and eliminated positions as part of the strategic repositioning. In connection with these terminations, the Company recognized severance expense of $9.1 million during the year ended December 31, 2014, of which $2.9 million is included in loss from discontinued operations and $6.2 million is included in operating expenses in the consolidated statements of operations and comprehensive income (loss). Severance expense included $2.7 million for the acceleration of the vesting conditions of restricted shares. As of December 31, 2014, there was $5.7 million included in accounts payable and accrued expenses in the consolidated balance sheet of which $4.3 million and $1.4 million is expected to be paid in 2015 and 2016, respectively. Significant components of the severance accrual during 2014 are as follows (in thousands):

Balance at January 1, 2014	$-
New charges	6,411
Cash payments	(668)
Balance at December 31, 2014	$5,743

5.  Income Taxes

The Company believes it is operating so as to qualify as a REIT under the Internal Revenue Code. Therefore, it is not subject to federal income tax as long as the Company distributes at least 90% of its REIT taxable income to its stockholders each year. As a result, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and to federal income and excise taxes on its undistributed income. The Company’s TRSs are subject to federal, state, and local income taxes. As such, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Significant components of the deferred tax assets and liabilities of the TRSs are as follows (in thousands):

90

	2014	2013
Deferred tax assets:
Solar investment tax credit	$2,116	$1,924
Federal and state net operating loss	2,284	79
Other	22	23
Less: valuation allowance	(4,002)	(484)
Total deferred tax assets	420	1,542
Deferred tax liabilities:
Deferred revenue	-	(260)
Depreciation and amortization	(420)	(355)
Total deferred tax liabilities	(420)	(615)
Net deferred tax assets	$-	$927

The Company has a federal net operating loss ("NOL") of approximately $5.9 million at December 31, 2014, which will expire in 2034. Additionally, the Company has state NOLs of approximately $7.8 million and $1.3 million at December 31, 2014 and 2013, respectively, that will expire at various times between 2018 and 2034.

Significant components of the Company’s income tax provision are as follows (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Current:
Federal	$-	$-	$150
State	-	200	206
Current expense	-	200	356
Deferred:
Federal	815	(885)	-
State	(84)	(42)	-
Deferred expense (benefit)	731	(927)	-
Income tax expense (benefit)	$731	$(727)	$356

Due to the Company’s decision to discontinue construction and development operations, it believes it is more likely than not that the Company will not realize the value of its deferred tax assets, net of valuation allowance. Therefore, an increase of the valuation allowance of approximately $3.5 million was recorded during the year ended December 31, 2014. The Company had no unrecognized tax benefits as of December 31, 2014 and December 31, 2013.

As of December 31, 2014, the Company is not under an income tax examination by the Internal Revenue Service (“IRS”) or by any state or local taxing authority. The Company is no longer subject to income tax examinations by the IRS for tax years before 2011, or by state or local income tax authorities for tax years before 2010.

6. Business Acquisitions

Denton, Texas Acquisition

In January 2014, the Company acquired HSRE’s 80% ownership interest in HSRE IV, in which the Company previously held a 20% interest and which owns The Grove at Denton, Texas, for approximately $7.7 million. Prior to the acquisition of this interest, the Company accounted for its ownership interest in the property under the equity method. In connection with evaluating the Company’s investment in HSRE IV for impairment as of December 31, 2013, the Company recognized a loss of approximately $0.3 million for the other than temporary decline in value of its previously held equity interest in the property. The acquisition date fair value of the Company’s equity interest in HSRE IV immediately before the acquisition of the remaining interest in HSRE IV was $1.9 million based on the purchase price of the transaction. Subsequent to the Company’s acquisition of this interest, the Company consolidated the balance sheet and results of operations of The Grove at Denton, Texas. For the year ended December 31, 2014, the acquired property contributed a total of $3.9 million in revenue and $1.0 million in expenses, which included $1.5 million of amortization expense of in-place intangible assets.

The following table is an allocation of the purchase price (in thousands):

Land	$4,770
Buildings and improvements	18,276
Furniture, fixtures and equipment	2,284
In-place leases	1,524
Other	(377)
Fair value of debt at acquisition	(16,901)
9,576
Less estimated fair value of interest owned prior to acquisition	(1,915)
$7,661

Acquisition of Properties Under Development

During the year ended December 31, 2013, the Company acquired land at nine project sites. The purchase price for these nine sites totaled approximately $32.4 million. The project sites were located in Slippery Rock, Pennsylvania, Grand Forks, North Dakota, Mt. Pleasant, Michigan, Philadelphia, Pennsylvania, Louisville, Kentucky, Greensboro, North Carolina, Gainesville, Florida, Bellingham, Washington, and Ames, Iowa. During 2013, the Company contributed its investment in the Philadelphia, Pennsylvania project to a joint venture with Brandywine and HSRE. The project sites in Louisville, Kentucky, and Greensboro, North Carolina, were contributed into a joint venture with HSRE during 2013. The investment in Ames, Iowa is a development project in conjunction with Copper Beech. The Company did not acquire land for development in 2014.

Copper Beech Acquisition

In February 2013, the Company entered into purchase and sale agreements to acquire a 48.0% interest in a portfolio of 35 student housing properties, one undeveloped land parcel and a corporate office building held by the members of Copper Beech Townhome Communities, LLC (“CBTC”) and Copper Beech Townhome Communities (PA), LLC (“CBTC PA”, together with CBTC, “Copper Beech” or the “Sellers”) (the “CB Portfolio”), and a fully integrated platform and brand with a management team, for an initial purchase price of approximately $230.2 million, including the repayment of $106.7 million of debt, with the remaining 52.0% interest in the CB Portfolio to be held by certain of the current members of CBTC and CBTC PA, (the “CB Investors”). To effect the acquisition of its 48.0% interest in the CB Portfolio, the Company entered into a purchase and sale agreement (the “Purchase Agreement”), and related transactions, with the members of CBTC and CBTC PA, to acquire in steps an additional 36.3% interest in the CB Portfolio. The Company also entered into a purchase and sale agreement with certain investors in the CB Portfolio who are not members of Copper Beech (the “Non-Member Investors”) to acquire the interests in the CB Portfolio held by such Non-Member Investors (the “Non-Member Purchase Agreement”). Pursuant to the Non-Member Purchase Agreement, the Company acquired approximately an 11.7% interest in the CB Portfolio from the Non-Member Investors. The Company refers to this transaction as the “CB Portfolio Acquisition.”

The CB Portfolio consists of 36 student housing properties, one undeveloped land parcel, and Copper Beech’s corporate office building in State College, Pennsylvania. The CB Portfolio consists primarily of townhouse units located in eighteen geographic markets in the United States across thirteen states, with 30 of the 36 student housing properties having been developed by Copper Beech. As of the date of the CB Portfolio Acquisition, the CB Portfolio comprised approximately 6,242 rentable units with approximately 16,645 rentable beds. As of the date of the CB Portfolio Acquisition, the student housing properties had an average age of approximately 8.2 years.

 The Company’s investment in the CB Portfolio entitled it to a preferred payment of $13.0 million for the first year of its investment and 48% of remaining operating cash flows. In connection with the CB Portfolio Acquisition, the Company loaned approximately $31.7 million at an interest rate of 8.5% per annum to the CB Investors, which was repaid in connection with the Amendment to the Purchase Agreement (as described below).

Amendment to Copper Beech Purchase Agreement

On September 30, 2013 and effective subject to the receipt of required third party consents, the Company entered into an Amendment (the “Amendment”) to the Purchase Agreement. As consideration for entering into the Amendment, the Company paid the CB Investors $4.0 million.

Pursuant to the terms of the Amendment, following receipt of required third party consents, the Company will transfer its 48.0% interest in five properties in the Copper Beech Portfolio (Copper Beech Auburn, Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Oak Hill and Copper Beech Statesboro Phase 1) back to the CB Investors and defer the acquisition of the two Phase II development properties (Cooper Beech Mt. Pleasant Phase 2 and Cooper Beech Statesboro Phase 2) until August 18, 2014 as consideration for an additional 19.0% interest in each of the remaining 30 properties in the Copper Beech Portfolio (the “Initial Copper Beech Properties”). Following the transfer of such properties, the Company held a 67.0% interest in each of 30 properties in the Copper Beech Portfolio, with the CB Investors holding the remaining 33.0% interest.

In addition, under the terms of the Amendment, the Company has the option, exercisable from March 18, 2014 through August 18, 2014, to acquire an 18.0% interest in each of the seven properties whose acquisition is being deferred (collectively, the “Deferred Copper Beech Properties”), which will entitle the Company to 33.0% of the operating cash flows of such Deferred Copper Beech Properties. The purchase price for the exercise of this option is approximately $16.9 million. In order to exercise this option, the Company must also exercise the option to acquire an additional 18.0% interest in the Initial Copper Beech Properties, which is described below.

The Amendment was accounted for as a nonmonetary exchange. The interests in the five properties transferred were accounted for by the Company as investments under the equity method prior to the exchange. No gain or loss was recognized as a result of the transaction.

The Amendment also amends the Company’s options to acquire additional interests in the Copper Beech Portfolio as follows:

•     Beginning March 18, 2014 through August 18, 2014, the Company had the option to acquire an additional 18.0% interest in the Initial Copper Beech Properties, increasing its aggregate interest in such properties to 85.0%, which entitled the Company to 100% of the operating cash flows of the Initial Copper Beech Properties. The aggregate purchase price for the exercise of this purchase option was approximately $93.5 million plus debt repayment of approximately $21.0 million.

•     Subsequent to December 31, 2014, the Company completed the acquistition of the Copper Beech Portfolio (see Note 19). Prior to the acquisition, the Company had the option to acquire an additional 3.9% interest in the Initial Copper Beech Properties and an additional 70.9% interest in the Deferred Copper Beech Properties through May 2015, which would have increased its aggregate interest in all 37 properties in the Copper Beech Portfolio to 88.9% and entitled the Company to 100% of the operating cash flows of the Initial Copper Beech Properties and the Deferred Copper Beech Properties. The aggregate purchase price for the exercise of this purchase option was approximately $100.7 million plus debt repayment of approximately $19.0 million. Through May 2016, the Company had the option to acquire an additional 11.1% interest in the Copper Beech Portfolio, which would have increased its aggregate interest to 100%. The aggregate purchase price for the exercise of this purchase option was approximately $53.4 million.

In connection with the Amendment, in October 2013, the Sellers repaid the entire principal balance of $31.7 million outstanding under the loans previously provided by us.

Dilution of Ownership

On August 18, 2014, the Company elected not to exercise the first purchase option to acquire additional interests in the properties comprising the CB Portfolio. As a result of this decision, the Company is entitled to 48.0% of the operating cash flows in the 36 operating properties, one office building and one parcel of land as well as 45.0% of the proceeds of any sale of any portion of the CB Portfolio. In addition, any future purchase options to acquire additional interests in the CB Portfolio are forfeited. During the three months ended September 30, 2014, and as a result in the change in ownership percentage in the CB Portfolio, the Company incurred a non-cash charge of $33.4 million, which is included in the accompanying consolidated statements of operations and comprehensive income (loss).

Both the Company and the CB Investors hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operation. As such, the Company holds a noncontrolling interest in the CB Portfolio and accordingly applies the equity method of accounting. As of December 31, 2014, the Company held a 48% effective interest in 36 operating properties and two non-operating properties in the CB Portfolio.

The Company recognized approximately $1.6 million and $3.8 million in equity in losses of Copper Beech as well as no interest income and approximately $1.4 million interest income from the loan to the CB Investors for the years ended December 31, 2014 and December 31, 2013, respectively. Additionally, the Company recognized approximately $3.0 million and $1.1 million of transaction expenses related to the CB Portfolio Acquisition and incurred $4.0 million and $16.9 million of costs which were included in its investment basis in Copper Beech for the years ended December 31, 2014 and December 31, 2013, respectively.

Copper Beech Purchase

On January 30, 2015, the Company closed on a transaction to acquire the remaining interest in certain of the Copper Beech properties (see Note 19).

Toledo, Ohio Acquisition

On March 2, 2013, the Company acquired 100% of the ownership interests in Campus Crest at Toledo, Ohio, a 382 unit and 629 bed property on the campus of the University of Toledo for approximately $13.8 million. The following table is an allocation of the purchase price (in thousands):

Land	$2,855
In-place leases	469
Buildings and improvements	9,496
Furniture and fixtures	102
Other	879
$13,801

Montreal, Quebec Acquisitions

In July 2013, the Company entered into a joint venture, DCV Holdings, LP (“DCV Holdings”) with Beaumont Partners SA (“Beaumont”) to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for approximately CAD 60.0 million. The joint venture has since converted the property into an upscale student housing tower featuring a mix of single and double units serving McGill University, Concordia University and L’Ecole de Technologie.

In December 2013, the Company and Beaumont formed a holding company, CSH Montreal LP (“CSH Montreal”), and DCV Holdings was subsequently contributed to CSH Montreal, such that CSH Montreal became the sole limited partner in DCV Holdings. In addition, following the insertion of CSH Montreal as the holding company in the joint venture arrangement, CSH Montreal acquired ownership of HIM Holdings LP (“HIM Holdings”), an entity formed to facilitate the acquisition of the Holiday Inn property in Canada. In January 2014, HIM Holdings completed the acquisition of a hotel property, which has been converted into an upscale student housing property serving McGill University. As of December 31, 2014, the Company owned a 47.0% common interest in CSH Montreal, the holding company of DCV Holdings.

7.      Asset Dispositions and Discontinued Operations

In connection with the strategic repositioning initiatives, the Company discontinued all construction and development operations. See Note 4 for additional information related to the strategic repositioning. In connection with the discontinuation of these operations, the Company has presented the results of construction and development as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for all years presented. These operations were previously included in the development, construction and management services segment in the prior year’s consolidated financial statements. See Note 16 for additional segment information.

Below is a summary of the consolidated balance sheet for the construction and development operations for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013

Cash	$1,118	$331
Other assets	2,461	4,408
Costs and earnings in excess of construction billings	3,887	42,803
Total assets	7,466	47,542

Accounts payable and accrued expenses	6,050	18,660
Construction billings in excess of cost and earnings	481	600
Total liabilities	6,531	19,260
Total net assets	$935	$28,282

Below is a summary of the results of operations for the construction and development operations for all periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012

Revenue	$24,383	$50,249	$53,736
Construction and development service expense	(29,650)	46,759	50,493
Severance	(2,959)	-	-
Operating income (loss)	(8,226)	3,490	3,243
Depreciation and amortization	-	-	-
Income (loss) from discontinued operations	$(8,226)	$3,490	$3,243

All construction and development projects were substantially complete as of December 31, 2014.

In December 2013, the Company sold four unencumbered, wholly-owned properties: The Grove at Jacksonville, Alabama, The Grove at Jonesboro, Arkansas, The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas, for a combined sales price of $51.0 million resulting in net proceeds of approximately $48.6 million. In connection with the disposition of these properties, an impairment of $4.7 million was recorded which is presented in discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2013. In December 2014, the Company paid $1.4 million to the purchaser of these properties to settle certain claims in connection with the sale which is included in loss on discontinued operations during the year ended December 31, 2014 in the accompanying statement of operations and comprehensive income (loss). These properties were included in the Company’s student housing properties segment. These properties were disposed of as of December 31, 2013 and therefore have no activity for the year ended December 31, 2014.

Below is a summary of the results of operations for the properties through the date of disposition for all periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012

Revenue	$-	$9,754	$8,993
Operating expenses	-	5,354	5,184
Loss on sale of disposed assets	(1,350)	-	-
Operating income	(1,350)	4,400	3,809
Depreciation and amortization	-	2,672	3,144
Net income	$(1,350)	$1,728	$665
Impairment on discontinued operations	-	(4,729)	-
Income (loss) from discontinued operations	$(1,350)	$(3,001)	$665

8. Investment in Unconsolidated Entities

The Company has investments in real estate ventures with HSRE, the former members (the “CB Investors”) of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (“CBTC PA,” together with CBTC, "Copper Beech"), and Beaumont Partners SA (“Beaumont”) that the Company does not consolidate. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties. Both the Company and its joint venture partners hold joint approval rights for major decisions, including those regarding property acquisitions and dispositions as well as property operation. As such, the Company has significant influence but not control in these joint ventures and accounts for them under the equity method of accounting.

 The Company acts as the operating member and day-to-day manager for its investments with HSRE and Beaumont and earns fees for these management services. Additionally, for the periods presented, the Company has provided development and construction services to the ventures with HSRE, Copper Beech and Beaumont and recognized fees as the services are performed. The fees related to development and construction services are included in "Income (loss) from discontinued operations" in the accompanying consolidated statements of operations and comprehensive income (loss).

In January 2014, CSH Montreal LP (“CSH Montreal”), the Company’s joint venture with Beaumont, formed HIM Holdings LP (“HIM Holdings”), to facilitate the acquisition of the Holiday Inn Midtown in Montréal, Québec for approximately CAD 65 million ($56.2 million). In connection with the acquisition of the Holiday Inn property, the Company increased its ownership interest from 20.0% to 47.0% in CSH Montreal, the joint venture that ultimately owns the Holiday Inn Midtown. In January 2014, with the acquisition of the Holiday Inn Midtown property, the Company provided CAD 16.0 million ($13.8 million) of preferred bridge equity financing to CSH Montreal to be repaid on or before September 2, 2014. As of September 2, 2014, the Company’s preferred equity had not been repaid in full and as a result it is now entitled to 60.5% of all cash distributions related to earnings from CSH Montreal with Beaumont and its partners being entitled to the remaining 39.5%. The Company retains its common ownership interest of 47.0% in CSH Montreal and recognizes 47.0% in all losses from CSH Montreal with Beaumont and its partners recognizing the remaining 53.0%. The Company’s maximum exposure to loss is its investment in CSH Montreal and the amount, if any, that could be due under its debt guarantee described in Note 17. While the Company is not obligated to provide additional capital to CSH Montreal, the Company may provide such funding. The Company estimates that it will fund approximately $4.7 million in future operating commitments, taxes and future capital needs through the 2014/2015 academic year. The Company funds operating commitments up to its 47.0% common ownership in the partnership. See Note 17 for additional information on these guarantees.

In conjunction with the Holiday Inn Midtown acquisition, CSH Montreal entered into a CAD 112.0 million ($96.8 million at December 31, 2014 exchange rate) acquisition and development credit facility to help fund the conversion of both hotels into upscale student housing towers. The credit facility provides for variable interest-only payments at the higher of the Canadian Prime rate, which was 3.00% at December 31, 2014, plus a weighted average spread of 3.39% or the Canadian Dealer Offered Rate (“CDOR”), which was 1.3% at December 31, 2014, plus 1%, plus a weighted average spread of 3.39% through its maturity date on January 13, 2016. This facility has one twelve-month extension option, subject to lender approval.

In January 2014, the Company amended and restated the HSRE-Campus Crest I, LLC operating agreement, which had the effect of exchanging its preferred interests in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, for additional membership interests in HSRE-Campus Crest I, LLC, effectively increasing the Company’s equity investment in the joint venture to 63.9% from 49.9%. HSRE-Campus Crest I, LLC owns The Grove at San Angelo, Texas, The Grove at Lawrence, Kansas, and The Grove at Conway, Arkansas. In the event the joint venture is sold, the partners will share equally in the net proceeds. There were no other material changes to the agreement. Subsequent to December 31, 2014, the Company entered into a binding agreement to sell two of these properties. See Note 19 for additional information.

On August 18, 2014, the Company elected not to exercise the first purchase option to acquire additional interests in the properties comprising the CB Portfolio. As a result of this decision, the Company is entitled to 48.0% of the operating cash flows in the 36 unconsolidated operating properties, one office building and one parcel of land as well as 45.0% of the proceeds of any sale of any portion of the CB Portfolio. In addition, any future purchase options to acquire additional interests in the CB Portfolio are forfeited. As a result in the change in ownership percentage in the CB Portfolio, the Company incurred a charge of $33.4 million, which is included in the accompanying consolidated statements of operations and comprehensive income (loss).

 The Company is the guarantor of the construction and mortgage debt or credit facilities of its joint ventures with HSRE and Beaumont. See Note 17. Details of the Company’s unconsolidated investments at December 31, 2014 are presented in the following table (dollars in thousands):

								Debt
									Weighted
				Number of					Average
	Our		Year	Properties In	Total	Total (5)	Net Total	Amount	Interest
Unconsolidated Entities	Ownership		Founded	Operation	Investment	Impairment	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%		2009	3	$10,380	$(10,168)	$212	$32,485	2.67	%(1)	5/9/2015
HSRE-Campus Crest V, LLC	10.0%		2011	3	4,093	(4,093)	-	49,614	2.89	%(1)	4/20/2015-5/05/2015
HSRE-Campus Crest VI, LLC	20.0%		2012	3	15,089	(8,274)	6,815	53,706	2.48	%(1)	5/08/2015 – 12/19/2015
HSRE-Campus Crest IX, LLC	30.0%		2013	1	18,975	-	18,975	90,204	2.37	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%		2013	2	12,307	(4,234)	8,073	40,739	2.36	%(1)	9/06/2016-9/30/2018
CB Portfolio	48.0	%(3)	2013	35	218,718	-	218,718	227,698	5.14	%(2)	9/01/2015 – 10/01/2020
CSH Montreal	47.0	%(4)	2013	2	33,470	(26,523)	6,947	87,970	6.39	%(1)	1/13/2016
Total unconsolidated entities				49	$313,032	$(53,292)	$259,740	$582,416	4.13%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	As of December 31, 2014, the Company had a 48.0% ownership interest in the CB Portfolio.
(4)	As of January 2014, the Company’s ownership increased to 20.0% from 47.0% due to the acquisition of Holiday Inn Midtown in Montreal, Quebec. See discussion above.

(5)	During the year ended December 31, 2014, the Company recognized an impairment of unconsolidated entities of $57.8 million, of which $53.3 million reduced the carrying value of the investments and $4.5 million was recorded as a guarantee obligation in other liabilities in the accompanying consolidated balance sheet.

The following is a summary of the combined financial position of the Company’s unconsolidated entities with HSRE and Beaumont in their entirety, not only its interest in the entities, for the periods presented (in thousands):

	December 31,
	2014	2013
Assets
Student housing properties, net	$437,108	$289,797
Development in process	7,429	81,994
Other assets	12,947	15,341
Total assets	$457,484	$387,132

Liabilities and Equity
Mortgage and construction loans	$354,759	$165,445
Other liabilities	29,364	58,948
Owners' equity	73,361	162,739
Total liabilities and owners' equity	$457,484	$387,132

Company's share of historical owners' equity	$30,481	$41,390
Preferred investment(1)	7,322	16,468
Net difference in carrying value of investment versus net book value of underlying net assets(2)	3,219	5,568
Carrying value of investment in HSRE and other non-Copper Beech entities	$41,022	$63,426

(1)	As of December 31, 2014, the Company had Class B membership interests in The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of approximately $2.7 million, $2.7 million and $1.9 million, respectively, entitling the Company to a 9.0% return on its investment upon the respective property being operational. The Company also had, from January to September 2, 2014, a CAD 16 million ($13.8 million at December 31, 2014 exchange rate) Class A interest in CSH Holdings entitling it to a commitment fee of 1.0% of the Class A interest each quarter and a 10.0% annual return on its investment.

(2)	This amount represents the aggregate difference between the Company’s carrying amount and its underlying equity in the net assets of its investments, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the other than temporary impairments recorded during 2014 (see Note 4), the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entity, and the elimination of service related revenue to the extent of the Company’s percentage ownership.

ASC 323 Investments – Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X requires that summarized financial information of material investments accounted for under the equity method be provided of the investee’s financial position and results of operations including assets, liabilities and results of operations under the investee’s historical cost basis of accounting. Notwithstanding the extensive efforts of the Company and Copper Beech to compile the necessary financial information, the Company has determined that the information needed for the preparation of historical financial statements of the CB Portfolio to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, the Company has elected to present financial information on its investment in Copper Beech on the Company’s cost basis for its investment as of December 31, 2014 as it believes this information is reliable and relevant to the users of its financial statements. Further, although the Company acknowledges that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, it does not believe that the lack of the omitted disclosure, or the information of the financial position reflecting the cost basis of its investment provided results in a material omission or misstatement of the Company’s consolidated financial statements taken as a whole.

The following is a summary of the financial position reflecting the cost basis of the Company’s investments in the Copper Beech entities in their entirety for the 35 and 28 unconsolidated properties in the CB Portfolio as of December 31, 2014 and December 31, 2013, respectively (in thousands):

	December 31,
	2014	2013
Assets
Student housing properties, net	$906,614	$748,280
Intangible assets	7,212	37,100
Other assets	14,293	5,201
Total assets	$928,119	$790,581

Liabilities and Equity
Mortgage and construction loans	$476,985	$421,239
Other liabilities	15,541	13,112
Owners' equity	435,593	356,230
Total liabilities and owners' equity	$928,119	$790,581

Company's share of historical owners' equity	$199,281	$244,964
Net difference in carrying value of investment versus net book value of underlying net assets(1)	19,437	16,628
Carrying value of investment in unconsolidated entity	$218,718	$261,592

(1)	This amount represents the aggregate difference between the historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the impairment recognized in connection with not exercising the Copper Beech purchase option offset by the capitalization of transaction costs incurred to acquire the Company's interests in the Copper Beech entities.

The following is a summary of the combined operating results for the Company’s unconsolidated entities with HSRE and Beaumont in their entirety, not only its interest in the entities, for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012

Revenues	$30,811	$23,422	$17,934
Expenses:
Operating expenses	21,846	17,434	9,665
Interest expense	7,577	5,025	4,962
Depreciation and amortization	11,091	6,304	4,807
Total expenses	40,514	28,763	19,434
Net loss	$(9,703)	$(5,341)	$(1,500)

The following is a summary of the operating results for the Company’s unconsolidated Copper Beech entities in their entirety, not only its interest in the entities. For the year ended December 31, 2014, this summary includes results for 28 properties from January 1, 2014 through August 18, 2014 and results for 35 unconsolidated properties from August 19, 2014 through December 31, 2014 (in thousands):

		Period from
	Year Ended December 31, 2014	March 18, 2013 to December 31, 2013

Revenues	$83,108	$67,545
Expenses:
Operating expenses	34,525	28,316
Interest expense	13,152	11,852
Depreciation and amortization	35,827	56,106
Total expenses	83,504	96,274
Net loss	$(396)	$(28,729)

During the year ended December 31, 2014 the CB Portfolio had net cash provided by operating activities of approximately $24.6 million (unaudited), net cash used in investing activities of approximately $(4.4) million (unaudited), and net cash used in financing activities of approximately $(17.7) million (unaudited). During the year ended December 31, 2013, the CB Portfolio had net cash provided by operating activities of $16.4 million (unaudited), net cash provided by investing activities of $24.2 million (unaudited), and net cash provided by financing activities of $9.1 million (unaudited), respectively.

The following table is the calculation of the Company’s equity in losses in the CB Portfolio for the year ended December 31, 2014 and for the period from March 18, 2013 to December 31, 2013. As there are several components of the calculation, set forth below are notes corresponding to the notes included in the Company’s calculation to further explain these components (in thousands).

	Year Ended	Period from
	December 31, 2014	March 18, 2013 to December 31, 2013
Net loss incurred by the CB Portfolio based on the Company's purchase price (1)	$(396)	$(28,729)
Campus Crest's share of net loss (2)	(606)	(9,215)
Campus Crest percentage of preferred payment (3)	911	5,663
Campus Crest earnings from Copper Beech	305	(3,552)
Amortization of basis difference (4)	(557)	(264)
Total equity in earnings (loss) in the CB Portfolio	$(252)	$(3,816)

(1)	The basis of the financial statements of the CB Portfolio used in the calculation of the Company’s equity in earnings for the year ended December 31, 2014 was computed using the cost basis for its investment in the CB Portfolio’s underlying assets and liabilities for its properties at the dates the Company acquired its interests in the CB Portfolio. The calculation includes the effects of purchase price adjustments determined at the date the Company acquired its interests in the CB Portfolio.

The Company consummated the acquisition of a 48.0% interest in 36 properties of the CB Portfolio. As a result of lender consents that were required to be obtained from various lenders to the CB Portfolio prior to its ownership, the Company completed its acquisition of the 48.0% interest in stages, which resulted in a variation in its ownership percentage from 25.3% to 48.0% in all 36 of the CB Portfolio operating properties from March 18, 2013 to September 30, 2013. Effective October 1, 2013, the Company and the CB Portfolio sellers amended the purchase and sale agreement, subject to receipt of all required third party consents, to increase the Company’s ownership interest by 19.0% in 28 of the 35 properties (thereby increasing its ownership in the 28 properties to 67%) in exchange for the Company’s 48.0% interest in seven of the properties (thereby reducing its ownership in the seven properties to 0%) and deferring the Company’s acquisition of any interests in two of the properties, plus a $20.2 million cash payment. Accordingly, the Company recognized its proportionate share of earnings of the CB Portfolio for the specific percentage of ownership interest it held during the applicable period, which was a 67.0% effective interest in the 28 properties during the first and second quarters of 2014 and through August 18, 2014. Due to the Company's decision not to exercise the first purchase option to acquire additional interests in the CB Portfolio, on August 19, 2014, the Company's ownership interest in all 35 unconsolidated operating properties in the CB Portfolio reverted to 48.0% and remained at 48.0% through December 31, 2014.

(2)	For the year ended December 31, 2014, the losses incurred from January 1, 2014 through August 18, 2014 while the Company held 67% ownership in 28 of the properties exceeded the income earned from August 19, 2014 through December 31, 2014 while the Company held 48% ownership in 36 properties.

(3)	The Company was entitled to a preferred payment for the first year of its investment and the proportionate share of the remaining operating cash flows in the CB Portfolio and it was currently entitled to its proportionate share of the operating cash flows in the CB Portfolio. During the period from March 18, 2013 to March 17, 2014, the Company was entitled to $13.0 million related to its preferred payment, all of which has been paid, and the Company received approximately $1.0 million in other distributions, as of December 31, 2014.

(4)	The Company recorded in the calculation of equity in losses in the CB Portfolio the amortization of the net difference in the Company’s carrying value of investment as compared to the underlying equity in net assets of the investee.

9.    Debt

The following is a summary of the Company’s mortgage and construction notes payable, the Credit Facility (defined below), Exchangeable Senior Notes (defined below), and other debt (in thousands):

	Year Ended December 31,
	2014	2013
Fixed-rate mortgage loans	$163,341	$165,393
Variable-rate mortgage loans	16,613	-
Construction loans	120,719	40,138
Line of credit	217,500	108,500
Exchangeable senior notes	97,419	96,758
Other debt	2,827	2,694
	$618,419	$413,483

Mortgage and Construction Loans

Mortgage and construction loans are collateralized by properties and their related revenue streams. Mortgage loans are not cross-defaulted or cross-collateralized with any other indebtedness. The Company’s mortgage loans generally may not be prepaid prior to maturity; however, in certain cases, prepayment is allowed subject to prepayment penalties. The Company’s construction note agreements contain representations, warranties, covenants (including financial covenants upon commencement of operations) and other terms that are customary for construction financing. Construction loans are generally secured by a first deed of trust or mortgage on each property, primary UCC filings, and an assignment of rents, leases and profits from the respective property. Mortgage and construction loans for the periods presented consisted of the following (in thousands):

	Face Amount	Principal Outstanding at 12/31/2014	Principal Outstanding at 12/31/2013	Stated Interest Rate	Interest Rate at 12/31/2014	Maturity Date (1)	Amortization
Construction loans
The Grove at Muncie	$14,567	$13,892	$12,237	LIBOR + 225 BPS	2.42%	7/3/2015	Interest only
The Grove at Slippery Rock	17,961	16,031	-	LIBOR + 215 BPS	2.32%	6/21/2016	Interest only
The Grove at Fort Collins	19,073	19,073	17,228	LIBOR + 190 BPS	2.07%	7/13/2015	Interest only
The Grove at Pullman	16,016	10,886	10,673	LIBOR + 220 BPS	2.37%	9/5/2015	Interest only
The Grove at Grand Forks	16,916	12,474	-	LIBOR + 200 BPS	2.17%	2/5/2017	Interest only
The Grove at Gainesville	30,069	22,836	-	LIBOR + 215 BPS	2.32%	3/13/2017	Interest only
Copper Beech at Ames	23,551	21,170	-	LIBOR + 225 BPS	2.42%	5/2/2017	Interest only
Toledo Vivo	9,404	4,357	-	LIBOR + 215 BPS	2.32%	11/25/2017	Interest only
Mortgage loans
The Grove at Denton	17,167	16,613	-	LIBOR + 215 BPS	2.32%	3/1/2017	30 years	(2)
The Grove at Milledgeville	16,250	15,640	15,847	6.12%	6.12%	10/1/2016	30 years	(2)
The Grove at Carrollton and The Grove at Las Cruces	29,790	28,674	29,052	6.13%	6.13%	10/11/2016	30 years	(2)
The Grove at Asheville	14,800	14,304	14,500	5.77%	5.77%	4/11/2017	30 years	(2)
The Grove at Ellensburg	16,125	15,845	16,070	5.10%	5.10%	9/1/2018	30 years	(3)
The Grove at Nacogdoches	17,160	16,857	17,100	5.01%	5.01%	9/1/2018	30 years	(3)
The Grove at Greeley	15,233	14,945	15,194	4.29%	4.29%	10/1/2018	30 years	(3)
The Grove at Clarksville	16,350	16,238	16,350	4.03%	4.03%	7/1/2022	30 years	(4)
The Grove at Columbia	23,775	22,738	23,180	3.83%	3.83%	7/1/2022	30 years	(2)
The Grove at Statesboro	18,100	18,100	18,100	4.01%	4.01%	1/1/2023	30 years	(5)
		$300,673	$205,531

(1)	For the construction loans, the maturity date is the stated maturity date in the respective loan agreements, which can be extended for an additional one to two years, subject to the satisfaction of certain conditions, depending on the loan.

(2)	Loan requires monthly payments of principal and interest, plus certain reserve and escrows, until maturity when all principal is due.

(3)	Loan requires interest only payments plus certain reserves and escrows, payable monthly through September 2013. Thereafter, principal and interest, plus certain reserves and escrows, are payable monthly until maturity.

(4)	Loan requires interest only payments plus certain reserves and escrows, payable monthly through August 2014. Thereafter, principal and interest, plus certain reserves and escrows, are payable monthly until maturity.

(5)	Loan requires interest only payments plus certain reserves and escrows, payable monthly through January 2015. Thereafter, principal and interest, plus certain reserves and escrows, are payable monthly until maturity.

Line of Credit

In January 2013, the Company entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement"), which provides for a $250.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $50 million term loan (the “Term Loan”, together with the “Revolving Credit Facility”, the “Amended Credit Facility”). Additionally, under certain circumstances, there is an accordion feature that allows the Company to request an increase in the total commitments of an additional $300.0 million to a total commitment of $600.0 million. The Second Amended and Restated Credit Facility will mature in January 2017 and contains a one-year extension option, subject to certain terms and conditions. Amounts outstanding under the Second Amended and Restated Credit Facility bears interest at a floating rate equal to, at the Company’s election, the Eurodollar Rate or the Base Rate (each as defined in the Amended Credit Facility) plus a spread. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At December 31, 2014 and 2013, the interest rate was 2.68% on the Revolving Credit Facility borrowings and 2.63% on the Term Loan.

As of December 31, 2014, the Company had approximately $167.5 million outstanding under the Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under the Revolving Credit Facility and Term Loan, as well as outstanding letters of credit of $3.4 million, will reduce the amount that the Company may be able to borrow under this facility for other purposes. As of December 31, 2014, the Company had approximately $50.0 million in borrowing capacity under the Revolving Credit Facility, and amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which the Company may exercise at its option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for the Company to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of the Company’s properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of the Company’s development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of the Company’s development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

The Company incurs an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility of (i) 0.30% per annum if the Company’s average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if the Company’s average borrowing is greater than 50.0% of the total amount available.

On February 25, 2015, the Company entered into the Second Amendment to the Revolving Credit Facility, which amended, among other things, certain of the financial covenants from and including December 31, 2014 until and including September 30, 2015 (the “Relief Period”).

The Company’s ability to borrow under the Amended Credit Facility is subject to its ongoing compliance with a number of customary financial covenants during the Relief Period, including:

•	a maximum leverage ratio of not greater than 0.65:1.00;

•	a minimum fixed charge coverage ratio of not less than 1.30:1.00;

•	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of not less than 66.67%;

•	a maximum secured recourse debt ratio of not greater than 20%;

•	a minimum tangible net worth of not less than the sum of $330,788,250 plus an amount equal to 75% of the net proceeds of any additional equity issuances; and

•	a maximum secured debt ratio of not greater than 47.5%

Pursuant to the terms of the Amended Credit Facility, the Company may not pay distributions that exceed the greater of (i) 95.0% of funds from operations, or (ii) the minimum amount required for the Company to qualify and maintain its status as a REIT. If a default or event of default occurs and is continuing, the Company also may be precluded from making certain distributions (other than those required to allow the Company to qualify and maintain its status as a REIT). On September 30, 2014, the Company received a waiver with respect to the distribution payout ratio for each distribution payout date through the end of 2015. The waiver was expressly conditioned on the following: (i) no default or event of default shall have occurred and be continuing and (ii) as each test date during 2015, the payout ratio shall be equal to or less than (A) 105% or (B) such greater amount as may be required by applicable law for the Company to maintain its status of a REIT. Additionally, on February 25, 2015, the dividend payout ratio was amended to be calculated on a rolling twelve month pro forma basis based on the current quarterly dividend of $0.09 per share.

During 2013, there were several amendments to the Second Amended and Restated Credit Agreement. In February 2013, the Company amended the Second Amended Credit Facility to provide for certain exclusions related to its investments in joint ventures as well as the treatment of certain other investments within the compliance calculation of its secured debt ratio and certain negative covenants.

In April 2013, as a result of the CB Portfolio Acquisition, the Company received a waiver from its lender group allowing for distributions up to, and not to exceed, 110.0% of funds from operations for the remainder of 2013.

In June 2013, in connection with the Company’s investment in its joint venture with Beaumont to acquire a property in Montreal, Quebec, Canada, the Company received a waiver from its lender group allowing the Company to guarantee debt incurred by its subsidiary, Campus Crest at Montreal I, LLC, to fund such investment, as there were no assets held by the joint venture at the time the Second Amended and Restated Credit Agreement was entered into.

The Company and certain of its subsidiaries guarantee the obligations under the Amended Credit Facility and the Company and certain of its subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

Exchangeable Senior Notes

The Company has outstanding $100.0 million of Exchangeable Senior Notes due 2018 (the “Exchangeable Senior Notes”) which bear interest at 4.75% per annum. Interest is payable on April 15 and October 15 of each year beginning April 15, 2014 until the maturity date of October 15, 2018. The Operating Partnership’s obligations under the Exchangeable Senior Notes are fully and unconditionally guaranteed by the Company. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership.

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

In connection with the issuance of the Exchangeable Senior Notes, the Company recorded approximately $97.4 million within line of credit and other debt on the accompanying consolidated balance sheet, based on the fair value of the instrument at the time of issuance, and approximately $2.6 million in additional paid-in-capital, net of offering costs, in the accompanying consolidated statements of changes in equity. Amortization related to the $2.6 million in additional paid in capital was $0.5 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.

Other Debt

In June 2013, the Company entered into a $33.4 million (CAD 35.0 million) unsecured note payable in connection with its acquisition of a hotel in Montreal, Quebec, Canada. The note payable provided for interest-only payments at a variable interest rate equal to the Canadian Dealer Offered Rate (“CDOR”), which was 1.30% at December 31, 2014, plus a spread of 2.50%. During the year ended December 31, 2014, this facility was assigned to and assumed by CSH Montreal, an unconsolidated joint venture, at which time the Company became the sole guarantor of the facility. The note was repaid in full during the year ended December 31, 2014.

Schedule of Debt Maturities

Scheduled debt maturities for each of the five years subsequent to December 31, 2014 and thereafter, are as follows (in thousands):

2015	$47,022
2016	62,379
2017	310,493
2018	146,583
2019	1,353
Thereafter	53,170
621,000
Debt discount	(2,581)
Outstanding as of December 31, 2014, net of debt discount	$618,419

Amortization of deferred financing costs was approximately $2.3 million, $1.8 million and $2.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

10.    Derivative Instruments and Hedging Activities

The Company used variable rate debt to finance the construction of student housing properties for the years ended December 31, 2014 and 2013. These debt obligations allow exposure to variability in cash flows due to fluctuations in interest rates. The Company utilizes derivative instruments (interest rate caps) to limit variability for a portion of the interest payments and to manage exposure to interest rate risk. The Company has two interest rate caps totaling a notional amount of $200 million. Both instruments have a strike rate of 2.5% with maturity dates of January 22, 2015 and July 22, 2015. As of December 31, 2014, the fair value of derivative contracts was insignificant.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into earnings. The Company recorded an insignificant loss related to derivatives not designated in hedging relationships in earnings for the years ended December 31, 2014, 2013, and 2012.

11.    Fair Value Disclosures

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

As of December 31, 2014 and 2013, the Company’s financial assets and liabilities carried at fair value on a recurring basis consisted of interest rate caps. As of December 31, 2014 and 2013, the fair value of the Company’s interest rate caps, valued using level 2 inputs, was approximately zero.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between market participants at the measurement date (exit price), other than in a forced sale or liquidation. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability.

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, interest rate caps, accounts payable, mortgages, construction loans, Exchangeable Senior Notes, the line of credit and other debt. The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of the Company’s mortgages, construction loans and Exchangeable Senior Notes were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The weighted average interest rate for all borrowings was 3.65% and 4.23% at December 31, 2014 and 2013, respectively.

The following is a summary of the fair value of the Company’s mortgages, construction loans payable, other debt and Exchangeable Senior Notes aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Estimated Fair Value
December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Fixed-rate mortgage loans	$-	$164,808	$-	$163,341
Variable-rate mortgage loans	-	16,467	-	16,613
Construction loans	-	119,952	-	120,719
Exchangeable Senior Notes	-	101,793	-	97,419
Other Debt	-	3,014	-	2,827

December 31, 2013
Fixed-rate mortgage loans	-	161,379	-	165,393
Construction loans	-	40,258	-	40,138
Exchangeable Senior Notes	-	98,547	-	96,758
Other Debt	-	2,671	-	2,694

All of the Company’s nonrecurring valuations made in connection with property acquisitions in Note 6 and impairments in Note 4 used significant unobservable inputs and, therefore, fall under Level 3 of the fair value hierarchy.

Fair Value Measurements of Investments in Unconsolidated Entities

Assets measured at fair value on the accompanying consolidated balance sheets consist of joint venture investments related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and to the Company’s investment in CSH Montreal and land parcels that were written-down to estimated fair value at December 31, 2014. The valuation techniques and inputs used to develop the fair value estimates of the HSRE investments and certain land parcels are described in Note 4. Factors giving rise to the strategic repositioning, including results below expectations in original underwriting transactions and communication from the venture partner during the year ended December 31, 2014 about their desire to dispose of certain properties in the HSRE Investments in the near term, resulted in the Company’s determination that an other than temporary impairment existed. After the impairments were recorded, the carrying values of the Company’s HSRE Investments and investment in CSH Montreal were $15.1 million and $6.9 million, respectively. The Company engaged third-party specialists to assist them with the Company’s valuation of certain of the underlying properties in the HSRE Investments. An income approach was used to determine the fair value of the Company’s HSRE Investments. Inputs and assumptions included in the determination of fair value included the Company’s expectation of projected net operating income to be earned ranging from $1.0 million to $2.6 million and capital expenditures to be incurred at the underlying properties and capitalization rates ranging between 5.9% and 8.5%. The capitalization rates were determined based on the marketability of each of the properties and the extent to which the operations of the property has stabilized. For the Company’s investment in CSH Montreal, the Company used a discounted cash flow valuation technique to estimate the fair value of the Company’s investment. The discounted cash flows take into consideration current occupancy levels with revenue per available bed increasing in conjunction with occupancies growing up to 92% over a four year period, an expected exit value based on a 7.25% capitalization rate, and a 9.25% discount rate. The discount rate includes the Company’s belief that the properties have not stabilized yet, given the occupancy levels of the properties owned by CSH Montreal during its first year of operations. These valuation techniques involve Level 3 inputs in the fair value hierarchy, and the Company believes that the highest and best use of these properties continues to be for student housing.

The table below aggregates the fair values of these assets by their level in the fair value hierarchy (in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
HSRE JV - I	$212	$-	$-	$212
HSRE JV - V	-	-	-	-
HSRE JV - VI	6,815	-	-	6,815
HSRE JV - X	8,073	-	-	8,073
CSH Montreal	6,947	-	-	6,947
Land Parcels and Toledo	45,518	-	-	45,518
Total assets	$67,565	$-	$-	$67,565

HSRE JV - V	(4,500)	-	-	(4,500)
Total liabilities	$(4,500)	$-	$-	$(4,500)

12.    Earnings per Share

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. All unvested stock-based payment awards are included in the computation of basic earnings per share. The computation of diluted earnings per share includes common stock issuable upon the conversion of Exchangeable Senior Notes and other potentially dilutive securities in the weighted average shares, unless the effect of their conversion is anti-dilutive in nature.

Computations of basic and diluted income (loss) per share for the periods presented are as follows (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012

Basic earnings:
Income (loss) from continuing operations	$(154,380)	$749	$6,510
Preferred stock dividends	12,200	6,183	4,114
Income (loss) from continuing operations attributable to noncontrolling interests	(1,166)	(37)	19
Income (loss) from continuing operations attributable to common stockholders	(165,414)	(5,397)	2,377

Income (loss) from discontinued operations	(9,576)	489	3,908
Income (loss) from discontinued operations attributable to noncontrolling interests	(67)	3	27
Income (loss) from discontinued operations attributable to common stockholders	(9,509)	486	3,881

Net income (loss) attributable to common stockholders	$(174,923)	$(4,911)	$6,258

Weighted average common shares and OP Units outstanding:
Basic	65,102	59,984	34,781
Incremental shares from assumed conversion (1)	-	434	436
Diluted	65,102	60,418	35,217

Basic and diluted earnings per share:
Income (loss) from continuing operations attributable to common stockholders	$(2.54)	$(0.08)	$0.07
Income (loss) from discontinued operations attributable to common stockholders	(0.15)	-	0.11
Net income (loss) attributable to common stockholders	$(2.69)	$(0.08)	$0.18

(1)	The effect of the inclusion of all potentially dilutive securities for 2014 and 2013 would be anti-dilutive when computing diluted earnings per share. Therefore, the computation of both basic and diluted earnings per share is the same. For the years ended December 31, 2014 and 2013, shares issuable upon settlement of the exchange feature of the Exchangeable Senior notes were anti-dilutive and were not included in the computation of diluted earnings per share based on the “if-converted” method.

13. Equity

Preferred Stock

The Company’s 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) ranks senior to the Company’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs. The Company pays cumulative dividends on the Series A Preferred Stock from the date of original issue at a rate of 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year.

The Company may not redeem the Series A Preferred Stock prior to February 9, 2017, except in limited circumstances relating to the Company’s ability to qualify as a REIT. On or after February 9, 2017, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock to, but not including, the date of redemption. The Series A Preferred Stock has no maturity date and is not subject to mandatory redemption or any sinking fund. Holders of shares of the Series A Preferred Stock will generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

In February 2012, the Company completed an underwritten public offering of approximately 2.3 million shares of its Series A Preferred Stock, including approximately 0.3 million shares issued and sold pursuant to the exercise of the underwriters’ overallotment option in full to purchase additional shares of the Series A Preferred Stock. The shares of Series A Preferred Stock were issued at a public offering price of $25.00 per share, resulting in net proceeds of approximately $54.9 million, after deducting the underwriting discount and other estimated offering expenses of approximately $2.6 million. The Company used the net proceeds to repay approximately $48.9 million of indebtedness outstanding under two construction loans which had been used as partial funding for the four properties that were delivered for the 2011-2012 academic year. The Company used the remaining proceeds for general corporate purposes, including funding properties currently under development.

In October 2013, the Company reopened its Series A Preferred Stock in an underwritten public offering of 3.8 million shares, including 0.4 million shares issued and sold pursuant to the partial exercise of the underwriters’ option to purchase additional shares of the Series A Preferred Stock. The shares of Series A Preferred Stock were issued at a public offering price of $25.0611 per share, resulting in net proceeds of approximately $91.3 million, after deducting the underwriting discount and other estimated offering expenses of approximately $4.0 million. The Company used the net proceeds, as well as the net proceeds from its issuance of Exchangeable Senior Notes (see Note 9), to repay approximately $46.8 million of indebtedness outstanding under three construction loans, to pay down the Credit Facility and for general corporate purposes.

Common Shares and OP Units

An OP Unit and a share of the Company’s common stock have essentially the same economic characteristics as they share equally in the net income (loss) and distributions of the Operating Partnership. An OP Unit may be tendered for redemption for cash or share of common stock; however, the Company has sole discretion and must have a sufficient amount of authorized common stock to exchange OP Units for shares of common stock on a one-for-one basis.

 In July 2012, the Company completed an underwritten public offering of approximately 7.5 million shares of common stock, including approximately 1.0 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $72.2 million. The net proceeds were used to: (1) acquire the remaining ownership interests in The Grove at Moscow, Idaho and The Grove at Valdosta, Georgia that the Company did not already own, and to repay the mortgage debt secured by these properties; and (2) reduce borrowings outstanding under the Credit Facility. Remaining net proceeds were used for general corporate purposes.

In March 2013, the Company completed an underwritten public offering of approximately 25.5 million shares of common stock, including approximately 3.3 million shares issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $299.7 million. The net proceeds were used: (1) to fund the Company’s investment in the CB Portfolio and related transactional costs, including investment banking advisory fees; and (2) for general corporate purposes, including the repayment of debt.

In April 2013, the Board of Directors of the Company approved Articles of Amendment to the Company’s Articles of Amendment and Restatement to increase the number of authorized shares of the Company to 550 million shares of stock, consisting of 500 million shares of common stock, $0.01 par value per share, and 50 million shares of preferred stock, $0.01 par value per share.

In June 2013, the Company implemented an At-The-Market offering program under which the Company may sell at market price up to $100.0 million in shares of the Company’s common stock over the term of the program. At December 31, 2014, the Company had not issued and sold any shares under this program.

As of December 31, 2014, there were approximately 65.1 million OP Units outstanding, of which approximately 64.7 million, or 99.3%, were owned by the Company and approximately 0.4 million, or 0.7%, were owned by other partners. As of December 31, 2014, the fair market value of the OP Units not owned by the Company was $2.9 million, based on a market value of $7.31 per unit, which was the closing price per share of the Company’s common stock on the New York Stock Exchange on December 31, 2014.

 The following is a summary of changes in the shares of the Company’s common stock for the periods shown (in thousands):

	For the Year Ended
	December 31, 2014	December 31, 2013
Common shares at beginning of period	64,502	38,558
Issuance of common shares	33	25,530
Issuance of restricted shares	357	496
Forfeiture of restricted shares	(150)	(82)
Common shares at end of period	64,742	64,502

The following is a summary of changes in the number of OP Units for the periods shown (in thousands):

	For the Year Ended
	December 31, 2014	December 31, 2013
OP Units at beginning of period	434	436
Redemption of OP Units	(33)	(2)
OP Units at end of period	401	434

Dividends and Distributions

For the years ended December 31, 2014, 2013 and 2012, the Company declared dividends per common share and OP Unit of $0.585 totaling approximately $38.1 million, $0.66 totaling approximately $42.9 million, and $0.64 totaling approximately $22.6 million, respectively.

For the years ended December 31, 2014 and 2013, the Company declared dividends per share of Series A Preferred Stock of $2.00 totaling approximately $12.2 million and $2.00 totaling approximately $6.5 million, respectively.

On December 19, 2014, the Company’s Board of Directors declared a fourth quarter 2014 dividend of $0.090 per share of common stock and OP Unit. The dividends were paid on January 29, 2015, to stockholders of record on December 31, 2014. At December 31, 2014, the Company accrued approximately $5.9 million related to its common stock dividend in accounts payable and accrued expenses in the Company’s accompanying consolidated balance sheet.

On December 19, 2014, the Company’s Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the fourth quarter of 2014. The preferred stock dividend was paid on January 15, 2015, to stockholders of record on December 31, 2014. At December 31, 2014, the Company accrued approximately $3.1 million related to its preferred stock dividend in accounts payable and accrued expenses in the Company’s accompanying consolidated balance sheet.

The following is a summary of the taxable nature of the Company’s dividends paid for the periods shown:

	For the Years Ended December 31,
	2014		2013		2012
	Per Share	%	Per Share	%	Per Share	%
Common Stock:
Ordinary Dividend	$-	0.0%	$0.097	14.8%	$0.018	2.8%
Qualified Dividend	-	0.0%	0.008	1.2%	0.001	0.2%
Capital Gain	-	0.0%	-	0.0%	-	0.0%
Unrecaptured Sec. 1250	-	0.0%	0.019	2.9%	-	0.0%
Return of Capital	0.660	100.0%	0.531	81.1%	0.621	97.0%
Total	$0.660	100.0%	$0.655	100.0%	$0.640	100.0%

Preferred Stock:
Ordinary Dividend	$-	0.0%	$1.565	78.3%	$1.272	92.7%
Qualified Dividend	-	0.0%	0.128	6.4%	0.100	7.3%
Capital Gain	-	0.0%	-	0.0%	-	0.0%
Unrecaptured Sec. 1250	-	0.0%	0.307	15.3%	-	0.0%
Return of Capital	2.000	100.0%	-	0.0%	-	0.0%
Total	$2.000	100.0%	$2.000	100.0%	$1.372	100.0%

The Company has the right to accumulate and not pay dividends on the Series A Preferred Stock. If dividends on the Series A Preferred Stock are not paid, holders of our Common Stock will not receive any dividend distributions.

14.    Incentive Plans

The Company has adopted the Amended and Restated Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. The aggregate number of awards approved under the Incentive Plan is 5.3 million. As of December 31, 2014, and December 31, 2013, approximately 2.5 million and 0.3 million shares, respectively, were available for issuance under the Incentive Plan.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a three or five year period and are subject to restriction based upon continued service on the Board of Directors.

At December 31, 2014, total unrecognized compensation cost related to restricted stock awards was approximately $2.9 million and is expected to be recognized over a remaining weighted average period of 1.3 years.

During the year ended December 31, 2014, the Company recognized stock compensation expense of approximately $4.4 million (net of vesting forfeitures of approximately $0.2 million) and capitalized stock compensation expense of approximately $1.3 million. Included in this amount is stock compensation expense associated with accelerated vesting totaling $2.7 million related to severance, of which $2.2 million is included in severance expense and $0.5 million is included in income (loss) from discontinued operations. During the year ended December 31, 2013, the Company recognized stock compensation expense of approximately $1.9 million (net of vesting forfeitures of approximately $0.5 million) and capitalized stock compensation expense of approximately $0.9 million. During the year ended December 31, 2012, the Company recognized stock compensation expense of approximately $1.0 million (net of vesting forfeitures of approximately $0.1 million) and capitalized stock compensation expense of approximately $0.6 million.

Restricted OP Units

At December 31, 2014, the Company had no remaining unrecognized compensation cost related to restricted OP Units. During the year ended December 31, 2013, the Company recognized stock compensation expense related to the vesting of restricted OP Units of approximately $0.2 million and capitalized stock compensation expense of approximately $0.3 million. There were no forfeitures of restricted OP Units during 2014 and 2013.

The following is a summary of the Company’s plan activity for the periods shown (in thousands, except weighted average grant price):

	Restricted Stock	Restricted OP Unit	Total	Weighted Avg Grant Price
Unvested shares at beginning of period (carry-forward)	648	-	648	$11.97
Granted	357	-	357	9.01
Vested	(613)	-	(613)	8.75
Forfeited	(104)	-	(104)	9.66
Unvested shares at December 31, 2014	288	-	288	11.28

15.    Related Party Transactions

The Company leases aircraft from entities in which two of its former executive officers have an ownership interest. For the years ended December 31, 2014, 2013, and 2012, the Company incurred lease payments related to these entities of approximately $0.4 million, $0.2 million and $0.2 million, respectively. In addition to the minimum lease payments, the Company incurred related operating expenses in connection to the running of the aircrafts. For the years ended December 31, 2014, 2013, and 2012, the Company incurred operating costs of $2.5 million, $4.7 million and $3.9 million, respectively.

The Company is party to an agreement with an initial term of five years with a subsidiary of an entity affiliated with its Executive Chairman and interim Chief Executive Officer pursuant to which it offers its tenants a program of insurance services and products. Pursuant to the agreement, the Company received an upfront payment of $100,000 and will receive fees for each tenant it referred that enrolls in the program. Additionally, the Company remits fees paid by the tenant for insurance services and products to the entity affiliated with its Executive Chairman and interim Chief Executive Officer. The Company is not the insurer for such insurance services and products sold. The Company remitted $1.3 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively.

16.    Segments

The operating segments in which management assesses performance and allocates resources are student housing operations and property management services. The Company’s segments reflect management’s resource allocation and performance assessment in making decisions regarding the Company. The Company’s student housing rental and student housing services revenues are aggregated within the student housing operations segment. Upon discontinuation of the construction and development operations of the business, the Company identified its two segments as student housing operations and property management services. All construction and development activities are reported in discontinued operations at December 31, 2014.

The following tables set forth the Company’s segment information for the periods presented (in thousands):

	For the Year Ended December 31,
	2014	2013	2012

Student Housing Operations:
Revenues from external customers	$105,492	$91,250	$74,091
Operating expenses	75,904	63,351	53,856
Income from wholly-owned student housing operations	29,588	27,899	20,235
Severance expense	(700)	-	-
Impairment of unconsolidated entities	(57,789)	-	-
Effect of not exercising Copper Beech purchase option	(33,375)	-	-
Equity in earnings (losses) of unconsolidated enitites	(5,510)	(3,727)	361
Operating income (loss)	(67,786)	24,172	20,596
Nonoperating expenses	(10,200)	(10,529)	(10,246)
Net income (loss)	(77,986)	13,643	10,350
Net income (loss) attributable to noncontrolling interest	(750)	136	106
Net income (loss) attributable to common stockholders	$(77,236)	$13,507	$10,244
Depreciation and amortization	$28,273	$22,356	$20,377
Capital expenditures	$188,495	$142,167	$111,167
Investment in unconsolidated entities	$259,740	$324,838	$22,555
Total segment assets at end of period	$1,165,523	$1,132,371	$691,671

Property Management Services:
Revenues from external customers	$1,249	$820	$559
Intersegment revenues	153	272	256
Total revenues	1,402	1,092	815
Operating expenses	3,983	2,638	2,107
Operating loss	(2,581)	(1,546)	(1,292)
Nonoperating expenses	-	-	-
Net loss	(2,581)	(1,546)	(1,292)
Net income (loss) attributable to noncontrolling interest	(25)	(15)	(12)
Net loss attributable to common stockholders	$(2,556)	$(1,531)	$(1,280)
Depreciation and amortization	$96	$234	$14
Total segment assets at end of period	$-	$-	$-
Reconciliations:
Total segment revenues	$106,894	$92,342	$74,906
Elimination of intersegment revenues	(153)	(272)	(256)
Total consolidated revenues	$106,741	$92,070	$74,650

Segment operating income (loss)	$(70,367)	$22,626	$19,304
Interest expense	(16,156)	(12,969)	(11,545)
Impairment of land & pre-development costs	(31,927)	-	-
Write-off of corporate other assets	(15,110)	-	-
Severance expense	(5,459)	-	-
Corporate depreciation and amortization	(1,057)	-	-
Net unallocated expenses related to corporate overhead	(13,615)	(11,049)	(7,037)
Other income (expense)	42	1,414	6,144
Income (loss) from continuing operations, before income tax benefit (expense)	$(153,649)	$22	$6,866

Total segment assets	$1,165,523	$1,132,371	$691,671
Unallocated corporate assets and eliminations	11,288	50,308	4,649
Total assets at end of period	$1,176,811	$1,182,679	$696,320

17.    Commitments and Contingencies

Commitments

In the ordinary course of business, certain liens related to the construction of the student housing real estate property may be attached to the Company’s assets by contractors or suppliers. Campus Crest Construction, LLC, a wholly-owned subsidiary of the Company, is responsible as the general contractor for resolving these liens. There can be no assurance that the Company will not be required to pay amounts greater than currently recorded liabilities to settle these claims.

The Company has properties that are subject to long-term ground leases. Typically, these properties are located on the campuses of colleges or universities. The Company has the right to encumber its leasehold interests with specific property mortgages for the purposes of constructing, remodeling or making improvements on or to these properties. Title to all improvements paid for and constructed on the land remains with the Company until the earlier of termination or expiration of the lease, at which time the title of any buildings constructed on the land will revert to the landlord. Should the Company decide to sell its leasehold interests during the initial term or any renewal terms, the landlord has a right of first refusal to purchase the interests for the same purchase price under the same terms and conditions as contained in the Company’s offer to sell its leasehold interests.

Campus Crest leases space for its corporate headquarters office. Rent is recognized on a straight-line basis. Future minimum payments over the life of the Company’s corporate office lease and long-term ground leases subsequent to December 31, 2014 are as follows (in thousands):

2015	$1,293
2016	1,304
2017	1,320
2018	1,309
2019	1,327
Thereafter	26,821	(1)
Total future minimum lease payments	$33,374

(1)	The Company’s lease obligations total approximately $1.3 million per year through the year 2023. In addition to operating and office leases, the Company has ground leases that average $0.4 million per year through the year 2081.

The Company paid rent related to its corporate headquarters office of $1.2 million, $0.9 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company guarantees certain mortgage and construction loans and revolving credit facilities related to the Company’s unconsolidated joint ventures. As of December 31, 2014, the Company guarantees: up to 100% of $32.5 million of debt through May 2015 for HSRE I; up to 50% of $144.1 million of debt with varying maturity dates from March 2015 through September 2018 for HSRE V, HSRE VI and HSRE X; and up to 25% of $90.2 million of debt maturing in July 2016 related to HSRE IX. Of the amounts guaranteed for HSRE V, $13.3 million relates to a property that was sold on January 30, 2015, as described in Note 19. In connection with the guarantee for HSRE I, there is $3.0 million held in escrow that could be used to satisfy a portion of the amount potentially paid under the guarantee. Should there be an event of default in connection with this debt, the Company could be required to fund under these guarantees a maximum amount up to the percentage of the guaranteed amount of the balance of the debt outstanding as of December 31, 2014. The Company estimated the fair value of the guarantees to be approximately $9.4 million, $3.2 million of which relates to the Company's HSRE I investment and is netted against its investment and $6.2 million of which relates to the Company's HSRE V investment and is netted against the value of the investment to the extent the investment is reduced to zero. Following the reduction of the HSRE V investment to zero, a remaining accrual of $4.5 million is presented in other liabilities in the accompanying consolidated balance sheet as of December 31, 2014.

In connection with the Company’s investment in CSH Montreal, the Company provides a guarantee of up to 50% of the outstanding balance of the acquisition and development credit facility (“CSH Montreal Debt”) of CAD 112.0 million ($96.8 million at December 31, 2014 exchange rate). As of December 31, 2014, the outstanding balance of the CSH Montreal Debt was CAD 101.8 million ($88.0 million at December 31, 2014 exchange rate), of which the Company guaranteed CAD 50.9 ($44.0 million at December 31, 2014 exchange rate). The term of the guarantee follows the term of the underlying debt, which matures on January 13, 2016, unless the twelve month extension, which is subject to lender approval, is exercised. The CSH Montreal debt is secured by, among other things, a first mortgage position on the real estate and improvements owned by CSH Montreal. The Company has estimated the fair value of this guarantee to be immaterial.

Except as disclosed above, the Company does not expect that the borrowers will default on the underlying debt arrangements and accordingly the Company does not expect to be required to perform under the guarantees. In the event that the Company is required to perform under one of the guarantees, it believes the borrower’s assets collateralizing the debt would be sufficient to cover the maximum potential amount of future payments under the guarantee.

 Contingencies

In the normal course of business, the Company is subject to claims, lawsuits and legal proceedings. In addition to the matters described below, the Company is involved in various routine legal proceedings arising in the ordinary course of business. Although the outcomes of such routine legal proceedings cannot be predicted with certainty, in the opinion of management, the ultimate resolution of such routine matters will not have a material adverse effect on the Company’s financial position or results of operations.

On July 3, 2012, the Company and certain of its subsidiaries were named as defendants in a lawsuit filed with the 250th Judicial District Court in Travis County in Austin, Texas. The case arose from an accident at The Grove at Denton, located in Denton, Texas, in which a balcony of one of the units broke and three people were seriously injured. The claims in the lawsuit against Campus Crest and certain of its subsidiaries by the plaintiffs were settled in their entirety on July 29, 2014 without any admission of liability on the part of Campus Crest or its subsidiaries. The settlement, which is covered by the Company’s existing insurance coverage, did not have a material adverse effect on the Company’s financial position or results of operations.

On January 21, 2015, the Company and certain of its subsidiaries were named as defendants in a lawsuit filed in the 7th Division of the Jefferson Circuit Court in Jefferson County in Louisville, Kentucky. The case arose from an individual who fell to his death at a construction site located at 2501 South 4th Street, Louisville, Jefferson County, Kentucky. Also named as co-defendants in the case are three other companies associated with the construction and/or employment of the deceased individual. The plaintiffs allege, among other things, the Company was negligent and/or allowed a dangerous or hazardous condition to exist on the premises. The plaintiffs’ initial complaint did not specify the amount of damages sought. The Company is presently reviewing the complaint, reviewing applicable law and venue, and preparing its responsive pleadings. Based upon the totality of the circumstances, including the existence of insurance coverage and anticipated indemnity from third-parties, the Company does not believe that the lawsuit, if adversely determined, would have a material adverse effect on the Company’s financial position or results of operation.

The Company is not aware of any environmental liability with respect to the properties that could have a material adverse effect on the Company’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s financial position or results of operations and cash flows.

18.    Quarterly Financial Information (Unaudited)

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Total revenues(1)	$24,711	$24,990	$24,839	$32,201

Operating income (loss)(1)	3,135	878	(120,526)	(21,022)

Net income (loss)(1)	953	(486)	(130,843)	(33,580)
Net income (loss) attributable to common stockholders	(2,080)	(3,547)	(133,123)	(36,173)

Net income (loss) attributable to common stockholders per share - basic and diluted	$(0.03)	$(0.05)	$(2.06)	$(0.56)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Total revenues	$21,751	$22,294	$23,257	$24,768

Operating income	3,608	5,214	6,235	(3,480)

Net income (loss)	2,072	3,845	4,758	(9,437)
Net income (loss) attributable to common stockholders	911	2,676	3,582	(12,080	)(2)

Net income (loss) attributable to common stockholders per share - basic and diluted	$0.02	$0.04	$0.06	$(0.19)

(1) Total revenues, operating income (loss) and net income (loss) for the three months ended September 30, 2014 and December 31, 2014 have been adjusted for the Company’s discontinuance of two immaterial non-GAAP policies. Effective August 2014, the Company recognizes revenue over an 11.5 month period to align with lease terms as opposed to a 12 month period. Effective August 2014, the Company recognizes turn costs as incurred as opposed to accruing turn costs throughout the academic year.

(2) The purchase price allocation for the Company’s Copper Beech acquisition was finalized and all required adjustments are reflected in the Company’s fourth quarter information.

19.    Subsequent Events

In addition to certain matters discussed elsewhere in these notes, the Company noted the following subsequent events:

Copper Beech Transaction

On January 30, 2015, the Company and certain of its affiliates completed the acquisition (the “Initial Closing”) of (i) the Sellers’ remaining interests in 29 student housing properties of a portfolio consisting of 36 student housing properties, one undeveloped land parcel and a corporate office building (the “Copper Beech Portfolio”) and (ii) the Sellers’ remaining interests in Copper Beech at Ames, Iowa, pursuant to that certain Amendment (the “Second Amendment”) to the Company’s purchase and sale agreement with the former members (the “Sellers”) of Copper Beech Townhome Communities, LLC (“CBTC”) and Copper Beech Townhome Communities (PA), LLC (“CBTC PA” and, together with CBTC, “Copper Beech”).

Pursuant to the terms of the Second Amendment, the Company agreed to acquire the Sellers’ remaining interests in each of the properties comprising the Copper Beech Portfolio other than Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Morgantown, Copper Beech Harrisonburg, Copper Beech Greenville and Copper Beech Parkway. Following the consummation of the Initial Closing, the Company holds a 100% interest in 27 of the properties in the Copper Beech Portfolio, an 85% interest in one property in the Copper Beech Portfolio, an 86% interest in one property in the Copper Beech Portfolio and a 48% interest in 4 of the properties in the Copper Beech Portfolio and has no ownership interests in 2 of the properties in the Copper Beech Portfolio and has a 100% interest in Copper Beech at Ames, Iowa. The Company expects to complete the acquisition of the Sellers’ interests in the remaining 2 properties in the Copper Beech Portfolio – Copper Beech San Marcos Phase 1 and Copper Beech IUP Buy – at such time as it obtains the requisite lender consents. The Company expects to obtain all such consents and to complete the acquisition of Copper Beech San Marco Phase 1 and Copper Beech IUP Buy on or before the end of the first quarter of 2015 (the date of completion of such acquisition is referred to herein as the “Second Closing Date”).

As consideration for the additional interests acquired in the Initial Closing, the Company paid to the Sellers aggregate cash consideration of approximately $58.9 million and the Operating Partnership issued to the Sellers an aggregate of approximately 10.4 million limited partnership units of the Operating Partnership (“OP Units”). The remaining consideration pursuant to the Second Amendment, consisting of approximately $1.4 million in cash and approximately 2.0 million in OP Units, will be payable to the Sellers on the Second Closing Date. As of the date of this filing, the Company is evaluating the financial statement impact of this transaction.

Sale of Assets

On January 29, 2015, the Company sold a portfolio of six undeveloped land parcels to a leading student housing developer resulting in net sale proceeds of $28.4 million. The portfolio included parcels located in Alabama, Arizona, California, Florida, Michigan and Washington. The sale was a part of the Company's previously announced strategic initiative to improve liquidity and simplify the balance sheet by selling certain properties previously held for development. The Company disposed of the parcels through a rigorous sale process which resulted in noticeable demand from a wide spectrum of bidders with numerous offers received – including multiple portfolio offers. As a result of this transaction, a gain of $4.7 million was recognized during the three months ended March 31, 2015.

On January 30, 2015, the Company sold its interest in the joint venture property, The Grove at Stillwater, OK for net sale proceeds of $2.9 million. No gain or loss was recognized.

On February 9, 2015, the Company completed the sale of the Falcon 900, the corporate aircraft, resulting in net sale proceeds of $3.8 million. This asset is presented in other assets on the consolidated balance sheet as of December 31, 2014. No gain or loss was recognized.

The Company expects to complete the sale of its interest in two joint venture properties, The Grove at Conway, AR with a sales price of $11 million, and The Grove at Lawrence, KS with a sales price of $13 million during the quarter ending June 30, 2015. The Company expects to recognize a gain on these transactions.

Changes in Management

On February 15, 2015, the Board of Directors of the Company appointed Aaron S. Halfacre, the Company’s Executive Vice President and Chief Investment Officer, to the additional role of President of the Company.

On February 20, 2015, Angel Herrera tendered his resignation as Chief Operating Officer of the Company, effective on February 28, 2015.

Covenant Renegotiation

On February 25, 2015, the Company received a unanimously approved waiver under its amended credit facility that provides relief from certain financial covenants during a relief period that runs from December 31, 2014 until and including September 30, 2015. During the relief period the following new measurements will apply to covenant tests: Maximum Leverage Ratio of not greater than 0.65:1.00; Maximum Secured Debt Ratio of not greater than 47.5%; Minimum Fixed Charge Ratio of not less than 1.30:1.00; and a Dividend Payout Ratio of not more than 105.0% calculated on a pro forma basis that applies the current quarterly dividend of $0.090 on a trailing twelve month basis.

Although the Company is currently in compliance with the terms of its Second Amended and Restated Credit Agreement, the Company’s Board has determined, based on an evaluation by management of the Company’s ability to satisfy all financial covenants in the credit agreement for the next four quarters, not to declare or pay dividends on its Common Stock or Series A Preferred Stock for the first quarter of 2015. In addition, the Board does not currently intend to declare or pay dividends on its Common Stock or Series A Preferred Stock for the remainder of 2015 unless the Company experiences sufficient improvement in its operating results, including successfully completing the sale of certain assets and enhancing our liquidity position by raising additional capital and/or refinancing its existing credit facilities.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2014

Amounts below are presented in thousands.

			Total Costs
	Initial Cost	Costs Capitalized Subsequent to Development or Acquisition	Land		Student Housing Properties	Total (1) (5)	Accum. Depr.	Encumbrances	Year Constructed	Year Placed into Service or Acquired
Student Housing Properties
The Grove at Asheville, NC	$12,604	$1,240	$51		$13,793	$13,844	$(5,349)	$(14,304)	2005	2005
The Grove at Carrollton, GA	13,294	1,200	1,104		13,390	14,494	(5,305)	(14,101)	2006	2006
The Grove at Las Cruces, NM	16,025	5,648	1,098		20,575	21,673	(6,019)	(14,573)	2006	2006
The Grove at Milledgeville, GA	14,543	1,484	942		15,085	16,027	(5,808)	(15,640)	2006	2006
The Grove at Abilene, TX	16,962	785	1,361		16,386	17,747	(6,006)	(2)	2007	2007
The Grove at Ellensburg, WA	20,827	532	1,483		19,876	21,359	(6,463)	(15,845)	2007	2007
The Grove at Greeley, CO	19,971	3,078	1,454		21,595	23,049	(5,993)	(14,945)	2007	2007
The Grove at Mobile I & II	33,094	1,608	150	(3)	34,552	34,702	(10,754)	(2)	2007	2007
The Grove at Nacogdoches, TX	18,604	1,317	1,188		18,733	19,921	(6,146)	(16,857)	2007	2007
The Grove at Cheney, WA	18,788	383	1,347		17,824	19,171	(5,443)	(2)	2008	2008
The Grove at Lubbock, TX	18,229	640	1,520		17,349	18,869	(5,361)	(2)	2008	2008
The Grove at Stephenville, TX	17,100	411	1,250		16,261	17,511	(5,355)	(2)	2008	2008
The Grove at Troy, AL	18,248	850	1,433		17,665	19,098	(5,637)	(2)	2008	2008
The Grove at Waco, TX	17,566	692	1,094		17,164	18,258	(5,549)	(2)	2008	2008
The Grove at Murfreesboro, TN	19,994	865	2,678		18,181	20,859	(4,938)	(2)	2009	2009
The Grove at San Marcos, TX	24,126	622	1,791		22,957	24,748	(3,687)	(2)	2009	2009
The Grove at Moscow, ID	25,731	269	1,839		24,161	26,000	(1,932)	(2)	2009	2012
The Grove at Huntsville, TX	23,444	370	2,157		21,657	23,814	(2,233)	(2)	2010	2011
The Grove at Statesboro, GA	25,349	770	1,621		24,498	26,119	(2,492)	(18,100)	2010	2011
The Grove at Clarksville, TN	21,805	761	1,296		21,270	22,566	(2,626)	(16,238)	2011	2011
The Grove at Ames, IA	22,834	417	1,919		21,332	23,251	(2,669)	(2)	2011	2011
The Grove at Fort Wayne, IN	18,889	324	844		18,369	19,213	(2,387)	(2)	2011	2011
The Grove at Columbia, MO	24,551	303	3,611		21,243	24,854	(2,694)	(22,738)	2011	2011
The Grove at Valdosta, GA	29,381	427	1,562		28,246	29,808	(2,385)	(2)	2011	2012
The Grove at Denton, TX	25,624	-	4,756		20,868	25,624	(843)	(16,613)	2011	2014
The Grove at Auburn, AL	26,267	249	4,423		22,093	26,516	(1,987)	(2)	2012	2012
The Grove at Flagstaff, AZ	34,125	3,613	6,970		30,768	37,738	(2,616)	(2)	2012	2012
The Grove at Nacogdoches, TX - Phase II	7,718	163	401		7,480	7,881	(617)	-	2012	2012
The Grove at Orono, ME	28,499	1,577	1,373		28,703	30,076	(2,199)	(2)	2012	2012
The Grove at Toledo, OH (4)	11,564	2,212	2,855		10,921	13,776	(923)	(4,357)	2013	2013
The Grove at Fort Collins, CO	35,496	(51)	75	(3)	35,370	35,445	(1,575)	(19,073)	2013	2013
The Grove at Muncie, IN	24,708	160	2,458		22,410	24,868	(1,125)	(13,892)	2013	2013
The Grove at Pullman, WA	15,622	21,983	1,842		35,763	37,605	(805)	(10,886)	2013	2013
The Grove at Flagstaff II, AZ	15,407	(190)	3,322		11,895	15,217	(481)	(2)	2013	2013
The Grove at Grand Forks, ND	34,476	-	2,196		32,280	34,476	(359)	(12,474)	2014	2014
The Grove at Mt. Pleasant, MI	26,838	-	473		26,365	26,838	(311)	(2)	2014	2014
The Grove at Slippery Rock, PA	30,448	-	1,097		29,351	30,448	(330)	(16,031)	2014	2014
The Grove at Gainesville, FL	41,293	-	5,918		35,375	41,293	(401)	(22,836)	2014	2014
Copper Beach at Ames, IA	31,206	-	3,091		28,115	31,206	(318)	(21,170)	2014	2014
Total - student housing properties	$881,250	$54,712	$76,043		$859,919	$935,962	$(128,121)	$(300,673)

(1)	Depreciable lives range from 5-40 years.
(2)	Property is collateral for the Company’s Amended Credit Facility.
(3)	Property encumbered by a ground lease.
(4)	Property is under re-development. See Note 6 to the accompanying consolidated financial statements.
(5)	Total aggregate cost for federal income tax purposes is approximately $994.1 million.

NOTES TO SCHEDULE III

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2014

 The changes in the Company’s investment in real estate and related accumulated depreciation for each of the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	December 31,
	2014	2013	2012

Investment in real estate:
Balance, beginning of year	$716,285	$669,387	$512,227
Acquisitions	25,642	13,801	-
Improvements and development expenditures	194,795	106,806	158,175
Asset disposals	(760)	(1,283)	(1,015)
Disposition of student housing properties	-	(67,702)	-
Impairment of student housing properties	-	(4,724)	-
Balance, end of year	$935,962	$716,285	$669,387

Accumulated depreciation:
Balance, beginning of year	$102,356	$97,820	$76,164
Depreciation for the year	26,387	25,183	22,472
Asset disposals	(622)	(933)	(865)
Disposition of student housing properties	-	(19,714)	-
Other Reclassifications	-	-	49
Balance, end of year	$128,121	$102,356	$97,820
Development in process	-	91,184	50,781
Land held for sale	38,105	-	-
Land held for investment	7,413	-	-
Investment in real estate, net	$853,359	$705,113	$622,348

