Form 10-Q
period 2015-03-31
Campus Crest Communities, Inc.
filed 2015-07-24
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2015
Common Stock, $0.01 par value per share	64,782,007 shares

CAMPUS CREST COMMUNITIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Investment in real estate, net:
Student housing properties ($32,875 related to VIE as of December 31, 2014)	$1,506,297	$935,962
Accumulated depreciation (($318) related to VIE as of December 31, 2014)	(138,830)	(128,121)
Land and property held for sale	13,588	37,163
Land held for investment	7,413	7,413
Investment in real estate, net	1,388,468	852,417
Investment in unconsolidated entities	93,783	259,740
Cash and cash equivalents ($670 related to VIE as of December 31, 2014)	35,260	15,240
Restricted cash	8,045	5,429
Student receivables, net of allowance for doubtful accounts of $1,191 and $459, respectively ($36, net of allowance of $9 related to VIE as of December 31, 2014)	2,857	1,587
Cost and earnings in excess of construction billings	618	3,887
Intangible assets, net	21,030	-
Other assets ($236 related to VIE as of December 31, 2014)	34,150	35,742
Total assets	$1,584,211	$1,174,042

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans ($21,170 related to VIE as of December 31, 2014)	$566,495	$300,673
Line of credit and other debt	367,976	317,746
Accounts payable and accrued expenses ($534 related to VIE as of December 31, 2014)	36,562	53,816
Construction billings in excess of cost and earnings	-	481
Other liabilities ($607 related to VIE as of December 31, 2014)	47,071	22,092
Total liabilities	1,018,104	694,808
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized: 8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 6,100,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	61	61
Common stock, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 64,720,361 and 64,742,713 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	648	648
Additional common and preferred paid-in capital	780,665	773,998
Accumulated deficit and distributions	(288,726)	(301,566)
Accumulated other comprehensive loss	(3,174)	(2,616)
Total Campus Crest Communities, Inc. stockholders' equity	489,474	470,525
Noncontrolling interests	76,633	8,709
Total equity	566,107	479,234
Total liabilities and equity	$1,584,211	$1,174,042

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Student housing rental	$38,790	$23,635
Student housing services	1,310	973
Property management services	229	103
Total revenues	40,329	24,711
Operating expenses:
Student housing operations	17,204	10,613
General and administrative	8,038	3,506
Severance	508	-
Write-off of other assets	769	-
Transaction costs	1,492	585
Ground leases	120	117
Depreciation and amortization	19,756	6,980
Total operating expenses	47,887	21,801
Equity in earnings (losses) of unconsolidated entities	(2,149)	319
Operating income (loss)	(9,707)	3,229

Nonoperating income (expense):
Interest expense, net	(7,788)	(3,376)
Gain on purchase of Copper Beech	21,642	-
Gain on sale of land and unconsolidated entities	7,748	-
Other income (expense)	(55)	66
Total nonoperating income (expense), net	21,547	(3,310)
Net income (loss) before income tax benefit	11,840	(81)
Income tax benefit	-	190
Income from continuing operations	11,840	109
Income (loss) from discontinued operations	(1,157)	939
Net income	10,683	1,048
Net loss attributable to noncontrolling interests	(2,157)	(15)
Dividends on preferred stock	3,050	3,050
Net income (loss) attributable to common stockholders	$9,790	$(1,987)

Per share data - basic
Income (loss) from continuing operations attributable to common stockholders	$0.17	$(0.04)
(Loss) Income from discontinued operations attributable to common shareholders	(0.02)	0.01
Net income (loss) per share attributable to common stockholders	$0.15	$(0.03)

Per share data - diluted
Income (loss) from continuing operations attributable to common stockholders	$0.15	$(0.04)
Income (loss) from discontinued operations attributable to common shareholders	(0.01)	0.01
Net income (loss) per share attributable to common stockholders	$0.14	$(0.03)

Weighted-average common shares outstanding:
Basic	64,720	64,495
Diluted	78,686	64,929

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Consolidated statements of comprehensive income (loss):
Net income	$10,683	$1,048
Foreign currency translation	(651)	(992)
Comprehensive income	10,032	56
Net income (loss) attributable to noncontrolling interests	(2,157)	(15)
Foreign currency translation attributable to noncontrolling interest	(93)	7
Dividends on preferred stock	3,050	3,050
Comprehensive income (loss) attributable to common stockholders	$9,232	$(2,986)

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Series A		Additional		Accumulated
	Cumulative		Common and	Accumulated	Other	Total
	Redeemable	Common	Preferred Paid-	Deficit and	Comprehensive	Stockholders'	Noncontrolling	Total
	Preferred Stock	Stock	in Capital	Distributions	Loss	Equity	Interests	Equity
Balance at December 31, 2014	$61	$648	$773,998	$(301,566)	$(2,616)	$470,525	$8,709	$479,234
Amortization of restricted stock awards and operating partnership units	-	-	1,014	-	-	1,014	-	1,014
Foreign currency translation	-	-	-	-	(558)	(558)	(93)	(651)
Non-controlling interest in Copper Beech at Ames	-	-	5,653	-	-	5,653	(5,653)	-
Non-controlling interest -OP units	-	-	-	-	-	-	71,344	71,344
Non-controlling interest -CBTC 8 and 9	-	-	-	-	-	-	4,483	4,483
Net income (loss)	-	-	-	12,840	-	12,840	(2,157)	10,683
Balance at March 31, 2015	$61	$648	$780,665	$(288,726)	$(3,174)	$489,474	$76,633	$566,107

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Operating activities:
Net income	$10,683	$1,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,756	6,980
Amortization of fair value of debt adjustments	(1,015)	-
Write-off of other assets	769	-
Amortization of deferred financing costs and debt discount	788	665
Gain on sale of land and unconsolidated entities	(7,748)	-
Loss on disposal of assets	7	-
Proceeds received for business interruption insurance	-	725
Provision for bad debts	741	403
Gain on purchase of Copper Beech	(21,642)	-
Equity in (earnings) losses of unconsolidated entities	2,149	(319)
Distributions of earnings from unconsolidated entities	360	-
Share based compensation expense	1,014	677
Changes in operating assets and liabilities:
Restricted cash	(283)	(216)
Student receivables	(830)	(396)
Construction billings	2,788	1,730
Accounts payable and accrued expenses	(2,925)	(6,657)
Other	7,917	(2,356)
Net cash provided by operating activities	12,529	2,284
Investing activities:
Investments in developed properties	(12,587)	(29,016)
Proceeds received from sales of land	28,334	-
Insurance proceeds received for damaged assets	375	590
Investments in student housing properties	(1,339)	(1,295)
Acquisition of Copper Beech, net of cash acquired of $5,074	(53,814)	-
Investments in unconsolidated entities	(1,199)	(41,382)
Acquisition of previously unconsolidated entities	-	(7,661)
Proceeds received from sales of previously unconsolidated entities	978	-
Capital distributions from unconsolidated entities	154	4,333
Corporate capital expenditures	(647)	(1,912)
Proceeds received from the sale of corporate aircraft	3,811	-
Change in restricted cash	442	12,084
Net cash used in investing activities	(35,492)	(64,259)
Financing activities:
Proceeds from mortgage and construction loans	23,825	2,001
Repayments of mortgage and construction loans	(16,559)	(608)
Proceeds from line of credit and other debt	46,000	72,500
Repayments of line of credit and other debt	(154)	(15,300)
Debt issuance costs	(1,213)	(575)
Dividends paid to common stockholders	(5,830)	(10,643)
Dividends paid to preferred stockholders	(3,050)	(3,050)
Dividends paid to noncontrolling interest	(36)	(72)
Net cash provided by financing activities	42,983	44,253
Net change in cash and cash equivalents	20,020	(17,722)
Cash and cash equivalents at beginning of period	15,240	32,054
Cash and cash equivalents at end of period	$35,260	$14,332

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$9,336	$3,357
Cash paid for income taxes	-	376

Non-cash investing and financing activity:
Common and preferred stock dividends declared but not paid	-	13,763
Assumption of mortgage, construction loans and other debt related to purchase of previously unconsolidated entities	263,786	16,822
Change in non-controlling interests resulting from ownership change in Copper Beech at Ames	5,653	-
Change in receivables related to sales of previously unconsolidated entities	1,256	-
Change in insurance proceeds receivable related to damaged assets	(375)	181
Accounts payable related to capital expenditures	66	9,112
Increase in other assets and other liabilities for fair value of guarantee obligation and corresponding indemnity related to CBTC 23	3,950	-
Share-based compensation capitalized to development in process	-	383
The Company acquired substantially all of the remaining ownership in certain Copper Beech properties for approximately $53.8 million
In conjunction with the acquisition liabilities assumed were as follows:
Fair value of assets acquired, net of cash acquired of $5,074	$597,961	$-
Cash paid, net of cash acquired of $5,074	(53,814)	-
Change in non-controlling interests resulting from ownership change	(75,827)	-
Company's ownership interest prior to the acquisition	(167,208)	-
Gain recognized on transaction	(21,642)	-
Deferred gain	(6,306)	-
Liabilities assumed	273,164	-
The Company acquired the remaining ownership in HSRE IV for approximately $7.7 million
In conjunction with the acquisition liabilities assumed were as follows:
Fair value of assets acquired	$-	$26,854
Cash paid for 80% interest	-	(7,661)
Company's ownership interest prior to the acquisition	-	(1,915)
Liabilities assumed	-	17,278

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Campus Crest Communities, Inc., together with its subsidiaries, referred to herein as the “Company,” and “Campus Crest,” is a self-managed and self-administered real estate investment trust (“REIT”) focused on owning and managing a high-quality student housing portfolio located close to college campuses. The Company currently owns the sole general partner interest and owns limited partner interests in Campus Crest Communities Operating Partnership, LP (the “Operating Partnership”). The Company holds substantially all of its assets, and conducts substantially all of its business, through the Operating Partnership.

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

The Company has made the election to treat Campus Crest TRS Holdings, Inc. ("TRS Holdings"), its wholly-owned subsidiary, as a taxable REIT subsidiary (“TRS”). TRS Holdings holds the development, construction and management companies (see Note 4 regarding the discontinuation of operations of the Company’s development and construction services companies) that provide services to entities in which the Company does not own 100% of the equity interests. As a TRS, the operations of TRS Holdings and its subsidiaries are generally subject to federal, state and local income and franchise taxes.

As of March 31, 2015, the Company has ownership interests in 44 operating student housing Grove properties containing approximately 9,000 apartment units and 24,700 beds. Thirty-six of the Company’s operating Grove properties are wholly-owned and eight of the Company’s operating Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE"). Additionally, the Company holds ownership interests in three evo® properties as joint ventures containing approximately 1,500 units and 3,000 beds, one with HSRE and Brandywine Realty Trust ("Brandywine"), and two with Beaumont Partners SA (“Beaumont”). The Company also has one wholly owned redevelopment property containing approximately 170 units and 340 beds. As of March 31, 2015, the Company held a 100% interest in 26 Copper Beech operating properties with approximately 3,700 units and 10,500 beds and varying ownership interests in 9 operating properties with approximately 2,400 units and 6,000 beds.

Properties in
Operation
Wholly owned Grove properties	36
Joint Venture Grove properties	8
Total Grove Properties	44
Joint Venture evo properties	3
Wholly owned Copper Beech properties	26
Joint Venture owned Copper Beech properties(1)	9
Total Copper Beech properties	35
Total Portfolio(2)	82

(1)	The Company holds a 48% ownership interest in 7 unconsolidated properties, as well as an 84% interest in one property and an 85% interest in one property, both of which are consolidated. See Notes 6 and 18 for additional information.
(2)	The Company’s 100% owned redevelopment property in Toledo, Ohio, which was acquired in March 2013 is excluded. As of December 31, 2014 and March 31, 2015, this property was classified as held for sale.

Subsequent to March 31, 2015, the Company engaged in additional transactions related to the remaining interest in the Copper Beech Portfolio (see Note 18).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, presented in U.S. dollars, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and represent the Company’s financial position, results of operations and cash flows. Equity interests owned by others in the Operating Partnership and two consolidated Copper Beech entities are reflected as non-controlling interests in the consolidated financial statements. The Company also has interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation, primarily related to discontinued operations discussed in Note 7.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. The results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates are used by management in recognizing construction and development revenue (which is included in income (loss) from discontinued operations) under the percentage of completion method, useful lives of student housing properties, valuation of investment in real estate and investments in unconsolidated entities and land and properties held for sale, valuation allowance on deferred tax assets, initial valuations used in the accounting for newly acquired student housing properties and the Copper Beech entities and trade name, fair value of guarantee obligations related to unconsolidated entities, issuance proceeds receivable from damaged assets, determination of fair value for impairment assessments, and fair value of financial assets and liabilities, including derivatives and allowance for doubtful accounts. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effect of such revisions are reflected prospectively in the period in which they occur.

Consolidated Variable Interest Entity

During the year ended December 31, 2013, the Company entered into a variable interest entity ("VIE") with Copper Beech Townhome Communities, LLC ("CBTC") to develop, construct and manage a student housing property in Ames, Iowa (“Copper Beech at Ames”). The property began operations during the third quarter of 2014. The Company concluded that it is the primary beneficiary of Copper Beech at Ames as the Company funded all of the equity of this entity, resulting in the Copper Beech investor’s interest being deemed a de facto agent of Campus Crest. The VIE’s assets and liabilities and the noncontrolling interest are included in the consolidated balance sheet as of December 31, 2014. On January 30, 2015, in connection with the Copper Beech purchase transaction (see Note 6), the Company’s ownership interest in Copper Beech at Ames increased to 100%. The acquisition of the noncontrolling interest in Copper Beech at Ames was accounted for as an equity transaction and did not result in the recognition of a gain or loss in the consolidated statement of operations and comprehensive income (loss).

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of the Company’s student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. There was no interest capitalized during the three months ended March 31, 2015 and $1.9 million of interest was capitalized during the three months ended March 31, 2014.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company capitalizes costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts the Company capitalizes all direct costs and indirect costs that have been incurred as a result of the development. These costs include interest, related loan fees and property taxes as well as other direct and indirect costs. The Company capitalizes interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with the Company’s development and redevelopment efforts, are capitalized. Indirect costs not clearly related to acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred. As there were no assets under development during the three months ended March 31, 2015, correspondingly there were no capitalized costs for the period. Capitalized indirect costs associated with the Company’s development activities were $3.3 million for the three months ended March 31, 2014. The Company was developing ten properties during the three months ended March 31, 2014. All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

Pre-development costs are capitalized when they are directly identifiable with the specific property and would be capitalized if the property were already acquired and acquisition of the property or an option to acquire the property is probable. Capitalized pre-development costs are expensed when management believes it is no longer probable that a contract will be executed or construction will commence. Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or if the Company is unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where the Company has not yet acquired the target property or where the Company has not yet commenced construction on a periodic basis and expenses any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. No such write-offs were recorded during the three months ended March 31, 2015 and March 31, 2014. As of March 31, 2015 and December 31, 2014, the Company had no pre-development costs related to development projects, (see Note 4 regarding the Company’s strategic repositioning initiatives). As of March 31, 2015, the Company owned five strategically held land parcels that could be used for the development of phase two properties, with an aggregate bed count ranging from approximately 1,000 to 1,500, and four land parcels and one property which the Company intends to divest. The costs associated with the strategically held parcels are included in land held for investment on the accompanying consolidated balance sheets. The costs associated with the land parcels and additional property in which the Company intends to divest are included in land and property held for sale in the accompanying consolidated balance sheets.

Management assesses whether there has been impairment in the value of the Company’s investment in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets held and used, recoverability of investment in real estate is measured by a comparison of the carrying amount of a student housing property to the estimated future undiscounted cash flows expected to be generated by the property over the expected hold period. Impairment is recognized when estimated future undiscounted cash flows, including proceeds from disposition, are less than the carrying value of the property. The estimation of future undiscounted cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment reducing the carrying value of the Company’s long-lived assets could occur in the future period in which conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is recorded as an impairment charge. Fair value is determined based upon the discounted cash flows of the property, quoted market prices or independent appraisals, as considered necessary.

Property Acquisitions

Campus Crest recognizes tangible and identified intangible assets and liabilities related to acquired properties based on the fair values of these assets and liabilities for both consolidated entities and investments in unconsolidated entities. Fair value estimates are based on information obtained from independent appraisals, market data, information obtained during due diligence and information related to the marketing and leasing at the specific property. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, net of variable operating expenses. The value of in-place leases is amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals.

Additionally, mortgage debt premiums and discounts represent fair value adjustments for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s acquisitions. The mortgage debt premiums and discounts are amortized to interest expense over the term of the related mortgage loans using the effective-interest method. Acquisition-related costs such as due diligence, legal, accounting and advisory fees are either expensed as incurred for acquisitions that are consolidated or capitalized for acquisitions accounted for under the equity method of accounting.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Real Estate Ventures

Campus Crest holds interests in its properties through interests in both consolidated and unconsolidated real estate ventures. The Company assesses its investments in real estate ventures to determine if a venture is a variable interest entity (“VIE”). Generally, an entity is determined to be a VIE when either (i) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (iii) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. The Company consolidates entities that are VIEs for which the Company is determined to be the primary beneficiary. In instances where the Company is not the primary beneficiary, the Company does not consolidate the entity for financial reporting purposes. The primary beneficiary is the entity that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities that are not defined as VIEs are consolidated where the Company is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control.

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

Under the equity method of accounting, investments are initially recognized in the consolidated balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the Company’s allowance for doubtful accounts for the three months ended March 31, 2015 (in thousands):

Balance at December 31, 2014	$(459)
Bad debt expense	(741)
Write offs	9
Balance at March 31, 2015	$(1,191)

Write offs during the three months ended March 31, 2014 were immaterial.

Intangible Assets

Campus Crest’s intangible assets consist of acquired in-place leases and the trademark for the Copper Beech brand name. As previously mentioned, the acquired in-place leases are amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. The gross carrying amount, accumulated amortization and net carrying amount of the acquired in-places leases was $26.0 million, $8.7 million and $17.3 million as of March 31, 2015, respectively. Amortization expense for the three months ended March 31, 2015 was $8.7 million. The estimated amortization expense for the remainder of 2015 is $20.1 million, which includes amortization related to the properties acquired as part of the Second CB Closing of $2.8 million. The Copper Beech trademark, which is a non-amortizing intangible asset, has a carrying value of $3.7 million as of March 31, 2015. In accordance with FASB ASC 350, Intangibles - Goodwill and Other, indefinite-lived intangible assets that are not subject to amortization must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. As such, the Company will perform an impairment test in relation to the Copper Beech trademark on an annual basis or more frequently, if needed. As described in Note 6, the amount of the acquired in-place lease intangibles and related amortization and the amount of the Copper Beech brand name intangible are based on preliminary estimates that may change when the related acquisition accounting valuations are finalized.

Deferred Financing Costs

Campus Crest defers costs incurred in obtaining financing and amortizes these costs using the straight-line method, which approximates the effective interest method, over the expected terms of the related loans. Deferred financing costs as of March 31, 2015 and December 31, 2014 were $12.9 million and $11.7 million, respectively, and accumulated amortization was $5.5 million and $4.8 million as of March 31, 2015 and December 31, 2014, respectively. Upon repayment of the underlying debt agreement, any unamortized costs are charged to earnings. Deferred financing costs, net of accumulated amortization, are included in other assets, net in the accompanying consolidated balance sheets.

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

Student Housing Revenue

Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. The Company recognizes revenue on a straight-line basis over the term of the lease contracts which for new tenants is typically 11.5 months for Grove and evo properties and 12 months for Copper Beech properties. The lease term for renewing tenants for all properties is typically 12 months. Generally, unless sufficient income can be verified, each executed contract is required to be accompanied by a signed parental/guardian guaranty. Amounts received in advance of the occupancy period or prior to the contractual due date are recorded as deferred revenues and included in other liabilities on the accompanying consolidated balance sheets.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Costs and estimated earnings in excess of billings represent the excess of construction costs and profits recognized to date using the percentage of completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage of completion method on certain contracts. Billings to date on such contracts totaled $51.0 million and $49.3 million as of March 31, 2015 and December 31, 2014, respectively. During the three months ended June 30, 2015 the Company has billed the costs and estimated earnings outstanding as of March 31, 2015 and expects to collect the amounts billed during the remainder of 2015.

Marketing and Advertising Costs

Marketing and advertising costs are expensed during the period incurred and included in student housing and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Marketing and advertising expenses were $0.5 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

Derivative Instruments and Hedging Activities

Campus Crest enters into interest rate cap agreements to manage floating interest rate exposure with respect to amounts borrowed, or forecasted to be borrowed, under credit facilities. These contracts effectively limit the amount of interest the Company needs to pay should interest rates exceed contracted levels. The Company had two interest rate caps as of March 31, 2015.

 All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current period earnings as a component of other income (expense) line item on the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2015 and December 31, 2014, the fair value of derivative contracts was insignificant.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Foreign Currency

Transactions denominated in foreign currencies are recorded in local currency at actual exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet dates are reported at the rates of exchange prevailing at those dates. Any gains or losses arising on monetary assets and liabilities from a change in exchange rates subsequent to the date of the transaction have been included in discontinued operations, if resulting from operations within the Company’s development or construction service company, or other income (expense) in the accompanying consolidated statements of operations and comprehensive income (loss). As of March 31, 2015 and December 31, 2014, the Company had foreign currency exposure to the Canadian dollar. The aggregate transaction gains and losses included in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014 were not significant.

The financial statements of certain equity method investees and certain foreign subsidiaries are translated from their respective functional currencies into U.S. dollars using current and historical exchange rates. Translation adjustments resulting from this process are reported separately and included as a component of accumulated other comprehensive income (loss) in stockholders' equity in the accompanying consolidated balance sheets. Upon classification as held for sale, sale or liquidation of the Company’s investments, the translation adjustment would be reported as part of the gain or loss on classification, sale or liquidation. During the three months ended March 31, 2015 and 2014, the Company recognized a foreign currency translation loss of $0.7 million and $1.0 million, respectively, related to its investment in CSH Montreal, LP (“CSH Montreal”). Foreign currency translation loss is included in accumulated other comprehensive loss on the accompanying consolidated balance sheets and in comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss).

Insurance Recoveries

Insurance recoveries are amounts due or received under the Company’s applicable insurance policies for asset damage and business interruption relating to the previously disclosed fire at The Grove at Pullman, Washington and to the damage at The Grove at Wichita Kansas, and The Grove at Wichita Falls, Texas. Business interruption recovery is recorded when realized and included as a reduction within student housing operations expenses within the consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2015 and 2014, the Company recognized zero and $0.6 million, respectively of business interruption recovery. As of March 31, 2015 and December 31, 2014, the Company had a receivable for property damage of $4.6 million and $5.5 million, respectively.

Segments

The Company has identified three reportable business segments: (i) Grove and evo operations (ii) Copper Beech operations and (iii) property management services. The Company evaluates the performance of its operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions. Unallocated corporate amounts include general expenses associated with managing the Company’s three reportable operating segments. Prior to the closing of the Copper Beech sale transaction in January 2015, the Company’s segments consisted of student housing operations and property management services. Upon closing of this transaction, the Company added the Copper Beech operations as a new reportable operating segment. During the first quarter of 2015, the Company’s chief operating decision maker began reviewing the separate operating results of the three operating segments to make decisions about resources to be allocated to each segment and assess each segment’s performance.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Immaterial Corrections

Subsequent to the issuance of the Company’s 2014 consolidated financial statements, the Company became aware of two immaterial corrections that were necessary to be made to the consolidated financial statements. These errors related to the second, third and fourth quarters of 2014. The Company has adjusted the prior year consolidated financial statements to reflect the impact of these immaterial corrections. The total impact of these immaterial corrections increased the previously reported net loss attributable to common stockholders from $174.9 million to $177.7 million for the year ended December 31, 2014 in the consolidated statement of operations and comprehensive income (loss). As a result, accumulated deficit and distributions changed from $298.8 million to $301.6 million in the accompanying consolidated balance sheet as of December 31, 2014. The first immaterial correction related to receivables of $1.9 million included in other assets, net in the consolidated balance sheet that were determined to be incorrectly recorded and uncollectible in connection with construction activities associated with the Company’s investment in CSH Montreal, which was included in discontinued operations for the year ended December 31, 2014 in the consolidated statement of operations and comprehensive income (loss). The second immaterial correction related to $0.9 million of pre-development costs that were inadvertently excluded from the impairment of land and pre-development costs recorded in 2014. This correction had the effect of decreasing the carrying value of land and properties held-for-sale as of December 31, 2014 and increasing the impairment of land and pre-development costs by $0.9 million for the year ended December 31, 2014 in the consolidated statement of operations and comprehensive income (loss). No changes in net cash provided by operating activities in the consolidated statement of cash flows resulted from these immaterial corrections.

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

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)", which simplifies the presentation of debt issuance costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. The Company is currently evaluating the provisions of this guidance and the impact is not known.

In May 2014, the FASB issued ASU 2014-09 "Revenue From Contracts With Customers" which provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and may be applied using either a full retrospective or modified approach upon adoption. The Company is currently evaluating the provisions of this guidance and the impact is not known.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Student Housing Properties

The following is a summary of the Company’s student housing properties, net for the periods presented (in thousands):

	March 31,	December 31,
	2015	2014

Land	$117,352	$76,043
Buildings and improvements	1,291,153	781,739
Furniture, fixtures and equipment	97,792	78,180
	1,506,297	935,962

Less: accumulated depreciation	(138,830)	(128,121)
	$1,367,467	$807,841

In January 2015, the Company exercised its option to acquire the remaining interests in 28 Copper Beech properties (26 at 100%, one at 85%, and one at 84%), thereby increasing its student housing properties (see Note 6).

In July 2013, the Company experienced a fire at The Grove at Pullman, Washington, a property under construction, which resulted in a partial loss of the property. The Company has settled with its insurance company on a loss of $6.8 million, of which the Company received $2.5 million in insurance proceeds in 2013 and has received the remaining $4.3 million during the third quarter of 2015. This settlement resulted in the write off of $0.3 million to reduce the receivable to the settled amount. This is included in write off of other assets in the consolidated statements of operations and comprehensive income (loss).

4. Strategic Repositioning Initiatives

The Company continues to execute its strategic repositioning which began during the third quarter of 2014 and includes, among other things:

(1)	Simplifying the business model by discontinuing all construction and development and focusing on organic growth;

(2)	Reducing the number of joint ventures through planned dispositions of certain assets within its joint ventures to simplify asset ownership structure and reduce exposure to off-balance sheet obligations;

(3)	Disposing of land which was previously held for future development (included in land and property held for sale in the accompanying consolidated balance sheets, some of which were disposed of during the quarter ended March 31, 2015 (see Note 7) and the rest of which the Company expects to dispose of during the remainder of 2015); and,

(4)	Undergoing a review of strategic alternatives.

During the three months ended March 31, 2015 the Company sold its interest in the following joint venture properties: The Grove at Stillwater, OK, The Grove at Lawrence, KS, and The Grove at Conway, AR (see Note 7). These joint ventures were included in the Grove and evo Operations segment.

On January 16, 2015, the Company sold a portfolio of six undeveloped land parcels to a leading student housing developer resulting in net sale proceeds of $28.3 million. The portfolio included parcels located in Alabama, Arizona, California, Florida, Michigan and Washington. The sale was a part of the Company's previously announced strategic initiative to improve liquidity and simplify the balance sheet by selling certain properties previously held for development. (See Note 7). These land parcels were included in the Grove and evo Operations segment.

The Company also terminated the employment of certain employees and eliminated positions as part of the strategic repositioning. In connection with these terminations, the Company recognized severance expense of $0.5 million during the three months ended March 31, 2015, which is included in operating expenses in the consolidated statements of operations and comprehensive income (loss). Severance expense included $0.4 million for the acceleration of the vesting conditions of restricted shares for the three months ended March 31, 2015. As of March 31, 2015, there was $4.1 million of accrued severance included in accounts payable and accrued expenses in the consolidated balance sheet of which $2.7 million and $1.4 million is expected to be paid in the remainder of 2015 and 2016, respectively. Changes to the severance accrual during the three months ended March 31, 2015 are as follows (in thousands):

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Balance at December 31, 2014	$5,743
New charges	122
Cash payments	(1,732)
Balance at March 31, 2015	$4,133

5. Income Taxes

The Company believes it is operating so as to qualify as a REIT under the Internal Revenue Code. Therefore it is not subject to federal income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders each year. As a result, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and to federal income and excise taxes on its undistributed income.

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

	March 31, 2015	December 31, 2014
Deferred tax assets:
Solar investment tax credit	$2,116	$2,116
Federal and state net operating loss	2,131	2,284
Other	22	22
Less: valuation allowance	(3,849)	(4,002)
Total deferred tax assets	420	420
Deferred tax liabilities:
Deferred revenue	-	-
Depreciation and amortization	(420)	(420)
Total deferred tax liabilities	(420)	(420)
Net deferred tax assets	$-	$-

Due to the Company’s decision to discontinue construction and development operations, it believes it is more likely than not that the Company will not realize the value of its deferred tax assets, net of valuation allowance. For the three months ended March 31, 2015, the valuation allowance decreased by $0.2 million due to the estimated use of certain state net operating losses. The Company had no unrecognized tax benefits as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 the Company is not under an income tax examination by the Internal Revenue Service (“IRS”) or by any state or local taxing authority. The Company is no longer subject to income tax examinations by the IRS for tax years before 2011 or by state or local income tax authorities for the tax years before 2010.

6. Business Acquisitions

Denton, Texas Acquisition

In January 2014, the Company acquired HSRE’s 80% ownership interest in HSRE IV, in which the Company previously held a 20% interest and which owns The Grove at Denton, Texas, for $7.7 million. Prior to the acquisition of this interest, the Company accounted for its ownership interest in the property under the equity method. In connection with evaluating the Company’s investment in HSRE IV for impairment as of December 31, 2013, the Company recognized a loss of $0.3 million for the other than temporary decline in value of its previously held equity interest in the property. The acquisition date fair value of the Company’s equity interest in HSRE IV immediately before the acquisition of the remaining interest in HSRE IV was $1.9 million based on the purchase price of the transaction. Subsequent to the Company’s acquisition of this interest, the Company consolidated the balance sheet and results of operations of The Grove at Denton, Texas. For the three months ended March 31, 2014, the acquired property contributed a total of $0.7 million in revenue and $0.3 million in expenses.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is an allocation of the purchase price (in thousands):

Land	$4,770
Buildings and improvements	18,276
Furniture, fixtures and equipment	2,284
In-place leases	1,524
Other	(377)
Fair value of debt at acquisition	(16,901)
9,576
Less estimated fair value of interest owned prior to acquisition	(1,915)
$7,661

Copper Beech Acquisition

On February 26, 2013, the Company and subsidiaries of the Operating Partnership entered into a purchase and sale agreement (the “Initial Purchase Agreement”) with the then members of Copper Beech Townhome Communities, LLC (“CBTC”) and Copper Beech Townhome Communities (PA), LLC (“CBTC PA” and, together with CBTC, “Copper Beech”) (such former members of CBTC and CBTC PA, collectively, the “Sellers”). Pursuant to the terms of the Initial Purchase Agreement, the Company initially acquired a 48% interest in a portfolio of 35 student housing properties and 3 other entities (the “Copper Beech Portfolio”), for an initial purchase price of $230.6 million. The Initial Purchase Agreement provided the Company with options to acquire the remaining interests in the Copper Beech Portfolio over time. Subsequent to the Initial Purchase Agreement, the Company formed a variable interest entity (“VIE”) with the Sellers to develop, construct and manage the Copper Beech at Ames student housing property. The Company concluded that it was the primary beneficiary of Copper Beech at Ames as the Company funded all of the equity of the VIE, while holding only a 48% interest in the VIE.

On January 30, 2015, the Company completed the acquisition (the “First CB Closing”) of (i) substantially all of the Sellers’ remaining interests in 27 student housing properties, 2 undeveloped land parcels and a corporate office building and (ii) the Sellers’ remaining interests in Copper Beech at Ames pursuant to that certain Second Amendment (the “Second Amendment”) to the Initial Purchase Agreement.

Pursuant to the terms of the Second Amendment, the Company agreed to acquire the Sellers’ remaining interests in each of the properties comprising the Copper Beech Portfolio other than Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Morgantown, Copper Beech Harrisonburg, Copper Beech Greenville and Copper Beech Parkway. Following the consummation of the First CB Closing, and as of March 31, 2015, the Company held a 100% interest in Copper Beech at Ames and the following interests in the remaining Copper Beech Portfolio:

•	100% interest in 25 student housing properties;
•	100% interest in 2 undeveloped land parcels and 1 corporate office building;
•	85% interest in 1 student housing property (Copper Beech Klondike or CBTC 8);
•	84% interest in 1 student housing property (Copper Beech Northbrook or CBTC 9);
•	48% interest in 7 student housing properties; and
•	no ownership interest in 1 student housing property (Copper Beech Kalamazoo – Phase I).

As of April 30, 2015 (the "Second CB Closing"), the Company completed the acquisition of the Sellers’ interests in two of the properties in the Copper Beech Portfolio in which the Company previously held a 48% interest – Copper Beech San Marcos Phase 1 and Copper Beech IUP Buy.

As consideration for the additional interests acquired in the First CB Closing, the Company paid to the Sellers aggregate cash consideration of $58.9 million and the Operating Partnership issued to the Sellers an aggregate of approximately 10.4 million ($71.3 million) limited partnership units of the Operating Partnership (“OP Units”). As consideration for the Second CB Closing, the Company paid to the Sellers $1.4 million in cash and the Operating Partnership issued to the Sellers approximately 2.0 million ($13.0 million) in OP Units. The OP Units were valued at the closing price of the Company’s stock on the respective closing dates. Additionally, the Company surrendered all of its previous 48% ownership interest in one of the properties (Copper Beech Kalamazoo – Phase I) in the Copper Beech Portfolio as part of the terms of the Second Amendment. The Company continues to hold a 48% ownership interest in Copper Beech Kalamazoo – Phase II as a result of not receiving lender consent to reduce its ownership interest to zero.

Although the business combination was achieved in stages, the Company had negotiated with the Sellers that a significant portion of the Copper Beech Portfolio would be acquired in its entirety from the agreements that were entered into in 2013. When the Company entered into the Initial Purchase Agreement, it was the intent of the Company to exercise the purchase options to acquire the remaining interests in the Copper Beech Portfolio. Given the intent of the Company to exercise the purchase options to acquire the remaining interest in the Copper Beech Portfolio, the timing of the consideration paid differed from the timing of when the Company obtained its ownership interests in the Copper Beech Portfolio.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As the timing of the consideration paid and ownership interest acquired at each stage differed, for purposes of computing how much of the gain to recognize during the three months ended March 31, 2015, the Company allocated the total consideration paid in the First CB Closing and the Second CB Closing, based on the relative provisional fair values of the assets acquired and liabilities assumed in the two closings. As a result, a gain of $21.6 million was recognized and $6.3 million of additional gain on the First CB Closing was deferred and included in other liabilities in the accompanying consolidated balance sheet during the three months ended March 31, 2015. This deferred gain was recognized as part of the Second CB Closing which occurred on April 30, 2015.

The Company negotiated the purchase of a significant portion of the Copper Beech Portfolio at the inception of the Initial Purchase Agreement, notwithstanding the acquisition of ownership interests occurred in stages. During the year ended December 31, 2014, the Company recognized a $33.4 million loss on the effect of not exercising the Copper Beech option which correspondingly decreased the Company’s investment in the Copper Beech Portfolio. This loss resulted from the Company reducing its ownership interest in 28 properties in the Copper Beech Portfolio, from 67% to 48%. Additionally, included in the equity in losses recognized during the year ended December 31, 2014 and 2013, there were significant amounts of amortization expense for in-place lease intangible assets which also decreased the carrying value of our investment in the Copper Beech Portfolio. Primarily as a result of these decreases to our investment in the Copper Beech Portfolio, at the First and Second CB Closings, the Company realized a gain as the provisional fair value of the assets acquired and liabilities assumed exceeded the consideration of cash paid, OP Units issued and the carrying value of the investment in the Copper Beech Portfolio for these properties.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed from the First CB Closing discussed above:

January 30,
2015
Assets acquired:
Land	$41,309
Buildings	504,960
Furniture, fixtures and equipment	19,192
Intangibles	29,692
Other assets, including cash of $5,074	7,882
Total assets acquired	$603,035

Liabilities assumed:
Mortgage, construction loans and other debt	$263,786
Other liabilities	9,378
Total liabilities assumed	$273,164

Net assets acquired	$329,871

Since the First CB Closing, the 28 Copper Beech properties that were acquired and consolidated contributed $9.2 million of revenues and $7.3 million of net loss for the three months ended March 31, 2015 that are included in the accompanying consolidated statement of operations and comprehensive income (loss). These results include depreciation of $2.8 million and amortization of in-place intangible assets for the Copper Beech Portfolio of $8.7 million for the period from January 30, 2015 (date of First CB Closing) through March 31, 2015. In connection with the First CB and Second CB Closings, the Company recognized $1.3 million of transaction costs for the three months ended March 31, 2015.

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations and comprehensive income (loss) since the respective acquisition closing dates.  The following pro forma information for the three months ended March 31, 2015 and 2014 presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented.  Excluded from the pro forma results below are $1.3 million and $0.5 million of transaction costs for the three months ended March 31, 2015 and 2014, respectively and $21.6 million of gain on purchase of Copper Beech for the three months ended March 31, 2015. Additionally, included in the pro forma results below for both the three months ended March 31, 2015 and 2014 is approximately $13.0 million of amortization expense of in-place intangible assets. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Pro Forma
	Three Months Ended March 31,
	2015	2014

Total revenues	$48,298	$38,422
Net loss	$(11,761)	$(9,885)
Net loss attributable to common shareholders	$(10,773)	$(11,333)

The initial accounting for the business combination is incomplete with respect to the values assigned to tangible and intangible assets acquired with liabilities assumed and OP Units issued as the Company did not have sufficient time to finalize these respective valuations and, accordingly, the amounts recognized in these consolidated financial statements are provisional.

As of June 25, 2015, the Company owned 100% of Copper Beech Klondike and Copper Beech Northbrook. See Note 18.

Montreal, Quebec Acquisitions

In July 2013, the Company entered into a joint venture, DCV Holdings, LP (“DCV Holdings”) with Beaumont Partners SA (“Beaumont”) to acquire a 711 room, 33-story hotel in downtown Montreal, Quebec, Canada, for CAD 60.0 million. The joint venture has since converted the property into an upscale student housing tower featuring a mix of single and double units serving McGill University, Concordia University and L’Ecole de Technologie.

In December 2013, the Company and Beaumont formed a holding company, CSH Montreal LP (“CSH Montreal”), and DCV Holdings was subsequently contributed to CSH Montreal, such that CSH Montreal became the sole limited partner in DCV Holdings. In addition, following the insertion of CSH Montreal as the holding company in the joint venture arrangement, CSH Montreal acquired ownership of HIM Holdings LP (“HIM Holdings”), an entity formed to facilitate the acquisition of the Holiday Inn property in Canada. In January 2014, HIM Holdings completed the acquisition of a hotel property, which has been converted into an upscale student housing property serving McGill University. As of March 31, 2015 and December 31, 2014, the Company owned a 47.0% common interest in CSH Montreal, the holding company of DCV Holdings.

7. Asset Dispositions and Discontinued Operations

In connection with the strategic repositioning initiatives, the Company discontinued all construction and development operations. See Note 4 for additional information related to the strategic repositioning. In connection with the discontinuation of these operations, the Company has presented the results of construction and development as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented. These operations were previously included in the development, construction and management services segment in the prior year’s Form 10-Qs. See Note 16 for additional segment information.

Below is a summary of the consolidated balance sheet for the construction and development operations as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014

Cash	$307	$1,118
Other assets	587	634
Costs and earnings in excess of construction billings	618	3,887
Total assets	1,512	5,639

Accounts payable and accrued expenses	688	4,711
Construction billings in excess of cost and earnings	-	481
Total liabilities	688	5,192
Total net assets	$824	$447

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is a summary of the results of operations for the construction and development operations for all periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014

Revenue	$-	$7,333
Construction and development service expense	(1,157)	(6,394)
Income (loss) from discontinued operations	$(1,157)	$939

All construction and development projects were substantially complete as of December 31, 2014.

On January 16, 2015, the Company sold a portfolio of six undeveloped land parcels to a leading student housing developer resulting in net sale proceeds of $28.3 million. The portfolio included parcels located in Alabama, Arizona, California, Florida, Michigan and Washington. The sale was a part of the Company's previously announced strategic initiative to improve liquidity and simplify the balance sheet by selling certain properties previously held for development. The Company disposed of the parcels through a rigorous sale process which resulted in noticeable demand from a wide spectrum of bidders with numerous offers received. As a result of this transaction, a gain of $3.1 million was recognized during the three months ended March 31, 2015. This gain is included in gain on sale of land and unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income (loss).

On January 30, 2015, the Company sold its 10% interest in the joint venture property, The Grove at Stillwater, Oklahoma for net sale proceeds of $1.0 million. Additionally as part of this closing, the Company received $1.9 million in proceeds for a receivable related to renovation work performed at this property. No gain or loss was recognized.

On February 9, 2015, the Company completed the sale of the Falcon 900, the corporate aircraft, resulting in net sale proceeds of $3.8 million. This asset is presented in other assets on the consolidated balance sheet as of December 31, 2014. No gain or loss was recognized.

 On March 31, 2015, the Company sold its 63.9% interest in the joint venture properties, The Grove at Conway, Arkansas and The Grove at Lawrence, Kansas for net sale proceeds of $1.3 million. The Company recorded a receivable for the $1.3 million in net sale proceeds and subsequently received the proceeds on April 1, 2015. During 2014, the Company’s investment had been reduced to below zero as the Company had recorded an obligation of $3.3 million in connection with guarantees of debt of these two properties. As a result, a gain of $4.6 million was recognized on this transaction. This gain is included in gain on sale of land and unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income (loss). The Company had no continuing involvement with these properties, including providing debt guarantees, after March 31, 2015.

8. Investment in Unconsolidated Entities

The Company has investments in real estate ventures with HSRE, the former members (the “CB Investors”) of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (“CBTC PA,” together with CBTC, "Copper Beech"), Brandywine and Beaumont that the Company does not consolidate. These joint ventures are engaged primarily in developing, constructing, owning and managing student housing properties. Both the Company and its joint venture partners hold joint approval rights for major decisions, including those regarding property acquisitions and dispositions as well as property operation. As such, the Company has significant influence but not control in these joint ventures and accounts for them under the equity method of accounting.

The Company acts as the operating member and day-to-day manager for its investments with HSRE, Brandywine and Beaumont and earns fees for these management services. Additionally, for the three months ended March 31, 2014, the Company provided development and construction services to the ventures with HSRE, Brandywine, Copper Beech and Beaumont and recognized fees as the services were performed. The fees related to development and construction services are included in "Income (loss) from discontinued operations" in the accompanying consolidated statements of operations and comprehensive income (loss). No development and construction services were provided during the three months ended March 31, 2015.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2014, CSH Montreal LP (“CSH Montreal”), the Company’s joint venture with Beaumont, formed HIM Holdings LP (“HIM Holdings”), to facilitate the acquisition of the Holiday Inn Midtown in Montréal, Québec for CAD 65 million ($56.2 million). In connection with the acquisition of the Holiday Inn property, the Company increased its ownership interest from 20.0% to 47.0% in CSH Montreal, the joint venture that ultimately owns the Holiday Inn Midtown. In January 2014, with the acquisition of the Holiday Inn Midtown property, the Company provided CAD 16.0 million ($13.8 million) of preferred bridge equity financing to CSH Montreal to be repaid on or before September 2, 2014. As of September 2, 2014, the Company’s preferred equity had not been repaid in full and as a result the Company is now entitled to 60.5% of all cash distributions related to earnings from CSH Montreal, with Beaumont and its partners being entitled to the remaining 39.5%. The Company retains its common ownership interest of 47.0% in CSH Montreal and recognizes 47.0% in all losses from CSH Montreal with Beaumont and its partners recognizing the remaining 53.0%. The Company’s maximum exposure to loss is its investment in CSH Montreal and the amount, if any, that could be due under its debt guarantee described in Note 17. While the Company is not obligated to provide additional capital to CSH Montreal, the Company may fund operating commitments up to its 47.0% common ownership in the partnership. As described in Note 18, the Company entered into a potential buyout agreement of its interest in June of 2015, and therefore estimates that it will provide no additional capital funding. However, if the Company does not close on this potential transaction, the Company expects to fund $3.9 million during the remainder of 2015, which is in addition to the $0.8 million that the Company has already funded to date during the year.

In conjunction with the Holiday Inn Midtown acquisition, CSH Montreal entered into a CAD 112.0 million ($88.4 million at the March 31, 2015 exchange rate) acquisition and development credit facility to help fund the conversion of both hotels into upscale student housing towers. The credit facility provides for variable interest-only payments at the higher of the following: (i) Canadian Prime rate, which was 3.00% at March 31, 2015, plus a weighted average spread of 3.39% or (ii) the Canadian Dealer Offered Rate (“CDOR”), which was 1.298% at March 31, 2015, plus 1%, plus a weighted average spread of 3.39% through its maturity date on January 13, 2016. This facility has one twelve-month extension option, subject to lender approval.

In January 2014, the Company amended and restated the HSRE-Campus Crest I, LLC operating agreement, which had the effect of exchanging its preferred interests in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, for additional membership interests in HSRE-Campus Crest I, LLC, effectively increasing the Company’s equity investment in the joint venture to 63.9% from 49.9%. HSRE-Campus Crest I, LLC owns The Grove at San Angelo, Texas, and previously owned The Grove at Lawrence, Kansas, and The Grove at Conway, Arkansas. On March 31, 2015, The Grove at Lawrence, Kansas and The Grove at Conway, Arkansas were sold to third parties (see Note 7).

In February 2013, the Company entered into purchase and sale agreements to acquire an approximate 48.0% interest in a portfolio of 35 student housing properties, two undeveloped land parcels and a corporate office building held by the members of the Copper Beech Portfolio for an initial purchase price of approximately $230.6 million, including the repayment of $106.7 million of debt. The remaining interests in the Copper Beech Portfolio are held by certain of the former members of CBTC and CBTC PA, (the “CB Investors”). In September 2013, the Company entered into an amendment to the above referenced purchase and sale agreements for consideration of $4.0 million whereby it transferred its 48.0% interest in five properties in the Copper Beech Portfolio back to the CB Investors and deferred the acquisition of two development properties as consideration for an additional 19.0% interest in each of the remaining 28 properties in the Copper Beech Portfolio. On August 18, 2014, the Company elected not to exercise the first purchase option to acquire additional interests in the properties comprising the Copper Beech Portfolio. As a result of this decision, the Company was entitled to 48.0% of the operating cash flows in the 35 operating properties, one office building and one parcel of land.

On January 30, 2015, the Company completed the acquisition of substantially all of the remaining interests in 28 student housing properties, 2 undeveloped land parcels and a corporate office building in the Copper Beech Portfolio. See Note 6 for additional information.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is the guarantor of the construction and mortgage debt or credit facilities of its joint ventures with HSRE, Brandywine and Beaumont (see Note 17). Details of the Company’s unconsolidated investments at March 31, 2015 are presented in the following table (dollars in thousands):

					Debt
							Weighted
			Number of				Average
	Our	Year	Properties In	Total	Amount		Interest
Unconsolidated Entities	Ownership	Founded	Operation	Investment	Outstanding		Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%	2009	1	$3,719	$11,166	(4)	2.68	%(1)	5/09/2015	(3)
HSRE-Campus Crest V, LLC	10.0%	2011	2	-	36,289	(4)	2.88	%(1)	5/05/2015 – 7/20/2015	(3)
HSRE-Campus Crest VI, LLC	20.0%	2012	3	6,645	53,706	(4)	2.49	%(1)	5/08/2015 – 12/19/2015	(3)
HSRE-Campus Crest IX, LLC	30.0%	2013	1	19,394	90,081	(4)	2.38	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%	2013	2	7,836	42,579	(4)	2.36	%(1)	9/06/2016 – 9/30/2018
CB Portfolio	48.0%	2013	7	50,674	195,791	(4)	5.41	%(2)	10/01/2015 – 10/01/2020
CSH Montreal	47.0%	2013	2	5,515	82,113	(4)	5.69	%(1)	1/13/2016
Total unconsolidated entities			18	$93,783	$511,725		4.12%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	Certain loans which matured in May 2015 and are scheduled to mature during July 2015 are in the process of being refinanced as of the date of this filing.
(4)	The amount outstanding for debt represents 100% of the debt outstanding at each of the respective joint ventures in which the Company has varying ownership percentages. See Note 17 for a discussion of amounts of the outstanding debt in which the Company guarantees on behalf of certain of these joint ventures.

The following is a summary of the combined financial position of the Company’s unconsolidated entities with HSRE, Brandywine and Beaumont in their entirety, not only the Company’s interest in the entities, for the periods presented (in thousands):

	March 31,	December 31,
	2015	2014
Assets
Student housing properties, net	$489,075	$437,108
Development in process	-	7,429
Other assets	12,321	12,947
Total assets	$501,396	$457,484

Liabilities and Equity
Mortgage and construction loans	$315,935	$354,759
Other liabilities	19,237	29,364
Owners' equity	166,224	73,361
Total liabilities and owners' equity	$501,396	$457,484

Company's share of historical owners' equity	$52,860	$30,481
Preferred investment(1)	7,322	7,322
Net difference in carrying value of investment versus net book value of underlying net assets(2)	(17,073)	3,219
Carrying value of investment in HSRE and other non-Copper Beech entities	$43,109	$41,022

(1)	As of March 31, 2015, the Company had Class B membership interests in The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of $2.7 million, $2.7 million and $1.9 million, respectively, entitling the Company to a 9.0% return on its investment upon the respective property being operational.

(2)	This amount represents the aggregate difference between the Company’s carrying amount and its underlying equity in the net assets of its investments, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the other than temporary impairments recorded during 2014, the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entities, and the elimination of service related revenue to the extent of the Company’s percentage ownership.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASC 323 Investments – Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X requires that summarized financial information of material investments accounted for under the equity method be provided of the investee’s financial position and results of operations including assets, liabilities and results of operations under the investee’s historical cost basis of accounting. Notwithstanding the extensive efforts of the Company and Copper Beech to compile the necessary financial information, the Company has determined that the information needed for the preparation of historical financial statements of the Copper Beech Portfolio to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, the Company has elected to present financial information on its investment in Copper Beech on the Company’s cost basis for its investment as of March 31, 2015 and December 31, 2014 as it believes this information is reliable and relevant to the users of its financial statements. Further, although the Company acknowledges that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, it does not believe that the lack of the omitted disclosure, or the information of the financial position reflecting the cost basis of its investment provided results in a material omission or misstatement of the Company’s consolidated financial statements taken as a whole.

The following is a summary of the financial position of the Copper Beech entities at 100% basis for the seven and thirty five properties in which the Company held a 48% interest as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31,	December 31,
	2015	2014
Assets
Student housing properties, net	$306,139	$906,614
Intangible assets	2,283	7,212
Other assets	14,178	14,293
Total assets	$322,600	$928,119

Liabilities and Equity
Mortgage and construction loans	$206,122	$476,985
Other liabilities	4,533	15,541
Owners' equity	111,945	435,593
Total liabilities and owners' equity	$322,600	$928,119

Company's share of historical owners' equity	$53,734	$199,281
Net difference in carrying value of investment versus net book value of underlying net assets(1)	(3,060)	19,437
Carrying value of investment in unconsolidated entity	$50,674	$218,718

(1)	This amount represents the aggregate difference between the historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the impairment recognized during the year ended December 31, 2014 in connection with not exercising the Copper Beech purchase option, offset by the capitalization of transaction costs incurred to acquire the Company's interests in the Copper Beech entities.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the combined operating results for the Company’s unconsolidated entities with HSRE, Brandywine and Beaumont in their entirety, not only the Company’s interest in the entities. For the three months ended March 31, 2015 and 2014, this summary includes results for 11 unconsolidated properties and 14 unconsolidated properties, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014

Revenues	$9,055	$6,456
Expenses:
Operating expenses	6,968	3,561
Interest expense	2,894	1,051
Depreciation and amortization	3,856	2,030
Other (income) expense	16	(53)
Total expenses	13,734	6,589
Net loss	$(4,679)	$(133)

The following is a summary of the operating results for the Company’s unconsolidated Copper Beech entities in their entirety, not only the Company’s interest in the entities. For the three months ended March 31, 2015 and 2014, this summary includes results for 7 unconsolidated properties and 28 unconsolidated properties, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014

Revenues	$7,628	$19,265
Expenses:
Operating expenses	2,571	7,300
Interest expense	2,445	2,940
Depreciation and amortization	1,263	9,777
Other expenses	182	339
Total expenses	6,461	20,356
Net income (loss)	$1,167	$(1,091)

9. Debt

The following is a summary of the Company’s mortgage and construction notes payable, the Credit Facility (defined below), Exchangeable Senior Notes (defined below), and other debt (in thousands):

	March 31, 2015	December 31, 2014
Fixed-rate mortgage loans (1)	$387,019	$163,341
Variable-rate mortgage loans	16,548	16,613
Construction loans (1)	162,928	120,719
Line of credit (1)	263,500	217,500
Exchangeable senior notes	97,588	97,419
Other debt	6,888	2,827
	$934,471	$618,419

(1)	As stated in Note 6, on January 30, 2015, the Company and certain of its affiliates completed the acquisition of substantially all of the Sellers’ remaining interests in most of the Copper Beech properties. This acquisition represents $220.5 million of the increase in the fixed-rate mortgage loans, $37.9 million of the increase in the construction loans and $4.5 million of the increase in other debt related to Copper Beech letters of credit.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Face Amount	Principal Outstanding at 3/31/2015	Principal Outstanding at 12/31/2014		Stated Interest Rate	Interest Rate at 3/31/2015	Maturity Date (1)	Amortization
Construction loans
The Grove at Muncie	$14,567	$13,892	$13,892		LIBOR + 225 BPS	2.43%	7/31/2015	Interest only
The Grove at Slippery Rock	17,961	17,738	16,031		LIBOR + 215 BPS	2.33%	6/21/2016	Interest only
The Grove at Fort Collins	19,073	19,073	19,073		LIBOR + 190 BPS	2.08%	7/13/2016	Interest only
The Grove at Pullman	16,016	10,886	10,886		LIBOR + 220 BPS	2.38%	9/5/2016	Interest only
The Grove at Grand Forks	16,916	15,414	12,474		LIBOR + 200 BPS	2.18%	2/5/2016	Interest only
The Grove at Gainesville	30,069	25,593	22,836		LIBOR + 215 BPS	2.33%	3/13/2017	Interest only
Copper Beech at Ames	23,551	21,797	21,170		LIBOR + 225 BPS	2.43%	5/2/2017	Interest only
Toledo Vivo	9,404	4,377	4,357		LIBOR + 215 BPS	2.33%	11/25/2017	Interest only
CMU Phase II—Mount Pleasant, MI	10,130	9,120	-	(6)	LIBOR + 250 BPS	2.68%	2/1/2017	30 years	(7)
Statesboro, GA Phase II	9,703	9,288	-	(6)	LIBOR + 250 BPS	2.68%	11/1/2016	30 years	(7)
Auburn, AL	15,750	15,750	-	(6)	LIBOR + 200 BPS	2.18%	2/6/2017	Interest only
Mortgage loans
The Grove at Denton	17,167	16,549	16,613		LIBOR + 215 BPS	2.33%	3/1/2017	30 years	(2)
The Grove at Milledgeville	16,250	15,583	15,640		6.12%	6.12%	10/1/2016	30 years	(2)
The Grove at Carrollton and The Grove at Las Cruces	29,790	28,571	28,674		6.13%	6.13%	10/11/2016	30 years	(2)
The Grove at Asheville	14,800	14,251	14,304		5.77%	5.77%	4/11/2017	30 years	(2)
The Grove at Ellensburg	16,125	15,784	15,845		5.10%	5.10%	9/1/2018	30 years	(3)
The Grove at Nacogdoches	17,160	16,792	16,857		5.01%	5.01%	9/1/2018	30 years	(3)
The Grove at Greeley	15,233	14,880	14,945		4.29%	4.29%	10/1/2018	30 years	(3)
The Grove at Clarksville	16,350	16,167	16,238		4.03%	4.03%	7/1/2022	30 years	(4)
The Grove at Columbia	23,775	22,623	22,738		3.83%	3.83%	7/1/2022	30 years	(2)
The Grove at Statesboro	18,100	18,047	18,100		4.01%	4.01%	1/1/2023	30 years	(5)
Copper Beech I - State College	5,250	5,136	-	(6)	5.61%	5.61%	2/11/2016	30 years	(2)
Copper Beech II - State College	8,805	9,446	-	(6)	5.97%	5.97%	8/1/2019	30 years	(2)
Oakwood - State College	5,750	6,119	-	(6)	4.99%	4.99%	10/1/2020	30 years	(2)
IUP Phase I - Indiana	6,500	6,500	-	(6)	2.15%	2.15%	6/2/2017	Interest only
IUP Phase II - Indiana	6,250	6,027	-	(6)	5.90%	5.90%	10/1/2015	30 years	(2)
Radford	12,400	12,624	-	(6)	5.99%	5.99%	11/6/2016	30 years	(2)
Bloomington	10,860	7,873	-	(6)	6.22%	6.22%	10/1/2016	30 years	(2)
CMU Phase I - Mount Pleasant, MI	20,000	18,455	-	(6)	5.47%	5.47%	10/1/2015	30 years	(2)
Bowling Green Phase I	13,000	12,344	-	(6)	5.63%	5.63%	10/1/2015	30 years	(2)
Allendale Phase I	23,780	24,110	-	(6)	5.98%	5.98%	10/1/2016	30 years	(2)
Allendale Phase II	11,896	12,621	-	(6)	6.27%	6.27%	9/6/2017	30 years	(2)
Columbia, MO	24,516	24,997	-	(6)	6.22%	6.22%	10/1/2016	30 years	(2)
Statesboro, GA Phase I	31,000	32,455	-	(6)	5.81%	5.81%	10/6/2017	30 years	(2)
Columbia, SC Phase I	36,936	38,995	-	(6)	6.27%	6.27%	9/6/2017	30 years	(2)
Columbia, SC Phase II	6,300	6,618	-	(6)	5.41%	5.41%	8/1/2020	30 years	(2)
		$566,495	$300,673

(1)	For the construction loans, the maturity date is the stated maturity date in the respective loan agreements, some of which can be extended for an additional one to two years, subject to the satisfaction of certain conditions, depending on the loan. Prior to the filing of this document, the construction loan for The Grove at Fort Collins was extended to July 31, 2016. The extension for the construction loan for The Grove at Muncie is pending an appraisal. Additionally, for loans that have matured or will mature during 2015, the Company is actively pursuing an extension or refinancing of those loans.

(2)	Loan requires monthly payments of principal and interest, plus certain reserve and escrows, until maturity when all principal is due.

(3)	Loan requires interest only payments plus certain reserves and escrows, payable monthly through September 2013. Thereafter, principal and interest, plus certain reserves and escrows, are payable monthly until maturity.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4)	Loan requires interest only payments plus certain reserves and escrows, payable monthly through August 2014. Thereafter, principal and interest, plus certain reserves and escrows, are payable monthly until maturity.

(5)	Loan requires interest only payments plus certain reserves and escrows, payable monthly through January 2015. Thereafter, principal and interest, plus certain reserves and escrows, are payable monthly until maturity.
(6)	As stated in Note 6, on January 30, 2015, the Company and certain of its affiliates completed the acquisition of substantially all of the Sellers’ remaining interests in 28 of the Copper Beech properties. Accordingly, these balances were not recognized by the Company as of December 31, 2014. As part of recording the mortgage loans from the First CB Closing at fair value, the outstanding amount, after giving effect for each loan’s respective provisional fair value adjustment, could result in an outstanding balance greater than the face amount of the mortgage loan. These fair value adjustments are amortized to interest expense over the term of the respective mortgage loans.
(7)	Loan required interest only payments until the loan was extended in March of 2015. Thereafter, principal and interest, plus certain reserves, are payable monthly until maturity.

Line of Credit

In January 2013, the Company entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement"), which provides for a $250.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $50 million term loan (the “Term Loan”, together with the “Revolving Credit Facility”, the “Amended Credit Facility”). Additionally, under certain circumstances, there is an accordion feature that allows the Company to request an increase in the total commitments of an additional $300.0 million to a total commitment of $600.0 million. The Second Amended and Restated Credit Facility will mature in January 2017 and contains a one-year extension option, subject to certain terms and conditions. Amounts outstanding under the Second Amended and Restated Credit Facility bears interest at a floating rate equal to, at the Company’s election, the Eurodollar Rate or the Base Rate (each as defined in the Amended Credit Facility) plus a spread. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At March 31, 2015, the interest rate was 2.69% on the Revolving Credit Facility borrowings and 2.64% on the Term Loan.

As of March 31, 2015, the Company had $213.5 million outstanding under the Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under the Revolving Credit Facility and Term Loan, as well as outstanding letters of credit of $3.4 million, will reduce the amount that the Company may be able to borrow under this facility for other purposes. At March 31, 2015, the Company had $36.5 million in borrowing capacity under the Revolving Credit Facility, and amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which the Company may exercise at its option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for the Company to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of the Company’s properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of the Company’s development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of the Company’s development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

The Company incurs an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility of (i) 0.30% per annum if the Company’s average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if the Company’s average borrowing is greater than 50.0% of the total amount available.

On February 25, 2015, the Company entered into the Second Amendment to the Revolving Credit Facility, which amended, among other things, certain of the financial covenants from and including March 31, 2015 until and including September 30, 2015 (the “Relief Period”).

The Company’s ability to borrow under the Amended Credit Facility is subject to its ongoing compliance with a number of customary financial covenants during the Relief Period, including:

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	a maximum leverage ratio of not greater than 0.65:1.00;
•	a minimum fixed charge coverage ratio of not less than 1.30:1.00;
•	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of not less than 66.67%;
•	a maximum secured recourse debt ratio of not greater than 20.0%;
•	a minimum tangible net worth of not less than the sum of $330,788,250 plus an amount equal to 75.0% of the net proceeds of any additional equity issuances; and

•	a maximum secured debt ratio of not greater than 47.5%.

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

Exchangeable Senior Notes

The Company has outstanding $100.0 million of Exchangeable Senior Notes due 2018 (the “Exchangeable Senior Notes”) which bear interest at 4.75% per annum. Interest is payable on April 15 and October 15 of each year beginning April 15, 2014 until the maturity date of October 15, 2018. The Operating Partnership’s obligations under the Exchangeable Senior Notes are fully and unconditionally guaranteed by the Company. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. Although the indenture for the Exchangeable Senior Notes contains a cross-default provision, as of March 31, 2015, no event under any of the Company’s credit facilities has triggered that cross-default provision (see Note 18).

The Exchangeable Senior Notes contain an exchange settlement feature which allows the holder, under certain circumstances, to exchange its Exchangeable Senior Notes for cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the option of the Operating Partnership, based on an initial exchange rate of 79.602 shares of common stock per $1,000 principal amount of Exchangeable Senior Notes. At the initial exchange rate, the Exchangeable Senior Notes are exchangeable for common stock at an exchange price of $12.56 per share of common stock.

The Exchangeable Senior Notes will be exchangeable by the holder under the following circumstances on or prior to July 15, 2018: (i) during any calendar quarter beginning after December 31, 2013 (and only during such quarter) if the closing sale price of the common stock, $0.01 par value per share, of the Company is more than 130% of the then-current exchange price for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter; (ii) during the five consecutive business-day period following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each trading day during such five trading day period was less than 98% of the closing sale price of the common stock of Campus Crest, or Campus Crest common stock, for each trading day during such five trading-day period multiplied by the then current exchange rate; or (iii) upon the occurrence of specified corporate transactions described in the indenture governing the Exchangeable Senior Notes. On or after July 15, 2018, and on or prior to the second scheduled trading day immediately preceding the maturity date, holders of the Exchangeable Senior Notes may exchange their notes without regard to the foregoing conditions. Following certain corporate transactions that occur prior to maturity of the Exchangeable Senior Notes and that also constitute a make-whole fundamental change, the Operating Partnership will increase the exchange rate for holders who elect to exchange notes in connection with such make-whole fundamental change in certain circumstances. If specified fundamental changes involving the Operating Partnership or the Company occur, holders may require the Operating Partnership to repurchase the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be purchased plus any accrued and unpaid interest to, but excluding, the repurchase date.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the issuance of the Exchangeable Senior Notes, the Company recorded $97.6 million within line of credit and other debt on the accompanying consolidated balance sheet, based on the fair value of the instrument at the time of issuance, and $2.4 million in additional paid-in-capital, net of offering costs, in the accompanying consolidated statements of changes in equity. Amortization related to the $2.4 million in additional paid in capital was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

On May 21, 2015, the Operating Partnership delivered a notice of sole remedy under the indenture governing the Exchangeable Senior Notes. See Note 18 for further details.

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

As stated in Note 6, on January 30, 2015, the Company, and certain of its affiliates, completed the acquisition of substantially all of the Sellers’ remaining interests in Copper Beech, which included $4.5 million of other debt. This other debt consists of three lines of credit averaging about $1.5 million each. The interest rate on these lines of credit range from 3.25% to 3.59% and the maturity dates on these lines of credit are between the dates of September 1, 2015 and July 1, 2017.

Schedule of Debt Maturities

Scheduled debt maturities for the remainder of 2015 and each of the four years subsequent to December 31, 2015 and thereafter, are as follows (in thousands):

2015	$58,643
2016	187,846
2017	440,934
2018	164,684
2019	9,470
Thereafter	63,556
Total outstanding debt	925,133

Convertible note discount	(2,412)
Copper Beech debt fair value adjustment	11,750
Outstanding as of March 31, 2015, net of discount and fair value adjustment	$934,471

The Copper Beech debt fair value adjustment relates to the difference between the carrying value and provisional fair value of the debt assumed by the Company on January 30, 2015 (see Note 6), net of amortization of $1.0 million. Amortization of deferred financing costs was $0.6 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

Covenant Renegotiation

On February 25, 2015, the Company received a unanimously approved waiver under its amended credit facility that provides relief from certain financial covenants during a relief period that runs from December 31, 2014 until and including September 30, 2015. During the relief period the following new measurements will apply to covenant tests: maximum leverage ratio of not greater than 0.65:1.00; maximum secured debt ratio of not greater than 47.5%; minimum fixed charge ratio of not less than 1.30:1.00; and a dividend payout ratio of not more than 105.0% calculated on a pro forma basis that applies the current quarterly dividend of $0.09 on a trailing twelve month basis.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Although the Company is currently in compliance with the terms of its Second Amended and Restated Credit Agreement, the Company’s Board has determined, based on an evaluation by management of the Company’s ability to satisfy all financial covenants in the credit agreement for the next four quarters, not to declare or pay dividends on its Common Stock or Series A Preferred Stock for the first quarter of 2015. In addition, the Board does not currently intend to declare or pay dividends on its Common Stock or Series A Preferred Stock for the remainder of 2015 unless the Company experiences sufficient improvement in its operating results, including successfully completing the sale of certain assets and enhancing the Company’s liquidity position by raising additional capital and/or refinancing its existing credit facilities.

10.    Derivative Instruments and Hedging Activities

The Company used variable rate debt to finance the construction of student housing properties in 2014 and prior. These debt obligations allow exposure to variability in cash flows due to fluctuations in interest rates. The Company utilizes derivative instruments (interest rate caps) to limit variability for a portion of the interest payments and to manage exposure to interest rate risk. The Company has two interest rate caps totaling a notional amount of $275 million. Both instruments have a strike rate of 2.5% with maturity dates of July 22, 2015 and January 22, 2016. As of March 31, 2015 and December 31, 2014, the fair value of derivative contracts was insignificant.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into earnings. The Company recorded an insignificant loss related to derivatives not designated in hedging relationships in earnings for both the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015 and December 31, 2014, the Company’s financial assets and liabilities carried at fair value on a recurring basis consisted of interest rate caps. As of March 31, 2015 and December 31, 2014, the fair value of the Company’s interest rate caps, valued using level 2 inputs, was approximately zero.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, interest rate caps, accounts payable, mortgages, construction loans, Exchangeable Senior Notes, the line of credit and other debt. The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of the Company’s mortgages, construction loans and Exchangeable Senior Notes were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The weighted average interest rate for all borrowings was 3.67% and 3.65% at March 31, 2015 and December 31, 2014, respectively.

The following is a summary of the fair value of the Company’s mortgages, construction loans payable, other debt and Exchangeable Senior Notes aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Estimated Fair Value
March 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Fixed-rate mortgage loans	$-	$372,771	$-	$387,019
Variable-rate mortgage loans	-	16,417	-	16,548
Construction loans	-	162,011	-	162,928
Exchangeable Senior Notes	-	102,030	-	97,588
Other Debt	-	7,024	-	6,888

December 31, 2014
Fixed-rate mortgage loans	$-	$164,808	$-	$163,341
Variable-rate mortgage loans	-	16,467	-	16,613
Construction loans	-	119,952	-	120,719
Exchangeable Senior Notes	-	101,793	-	97,419
Other Debt	-	3,014	-	2,827

All of the Company’s nonrecurring valuations were made in connection with property acquisitions in Note 6 and used significant unobservable inputs and, therefore, fall under Level 3 of the fair value hierarchy.

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on the accompanying consolidated balance sheet as of December 31, 2014 consist of joint venture investments related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and to the Company’s investment in CSH Montreal and land parcels that were written-down to their estimated fair value. Factors giving rise to the strategic repositioning, including results below expectations in original underwriting transactions and communication from the venture partner during the year ended December 31, 2014 about their desire to dispose of certain properties in the HSRE Investments in the near term, resulted in the Company’s determination that an other than temporary impairment existed. After the impairments were recorded, the carrying values of the Company’s HSRE Investments and investment in CSH Montreal were $15.1 million and $6.9 million, respectively. The Company engaged third-party specialists to assist with the Company’s valuation of certain of the underlying properties in the HSRE Investments. An income approach was used to determine the fair value of the Company’s HSRE Investments. Inputs and assumptions included in the determination of fair value included the Company’s expectation of projected net operating income to be earned ranging from $1.0 million to $2.6 million and capital expenditures to be incurred at the underlying properties and capitalization rates ranging between 5.9% and 8.5%. The capitalization rates were determined based on the marketability of each of the properties and the extent to which the operations of the property has stabilized. For the Company’s investment in CSH Montreal, the Company used a discounted cash flow valuation technique to estimate the fair value of the Company’s investment. The discounted cash flows take into consideration current occupancy levels with revenue per available bed increasing in conjunction with occupancies growing up to 92% over a four year period, an expected exit value based on a 7.25% capitalization rate, and a 9.25% discount rate. The discount rate includes the Company’s belief that the properties have not stabilized yet, given the occupancy levels of the properties owned by CSH Montreal during its first year of operations. These valuation techniques involve Level 3 inputs in the fair value hierarchy, and the Company believes that the highest and best use of these properties continues to be for student housing. There were no additional impairments to these assets during the three months ended March 31, 2015.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below aggregates the fair values of these assets by their level in the fair value hierarchy as of December 31, 2014 (in thousands):

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
HSRE JV - I	$212	$-	$-	$212
HSRE JV - V	-	-	-	-
HSRE JV - VI	6,815	-	-	6,815
HSRE JV - X	8,073	-	-	8,073
CSH Montreal	6,947	-	-	6,947
Land Parcels and Toledo	45,518	-	-	45,518
Total assets	$67,565	$-	$-	$67,565

HSRE JV - V	(4,500)	-	-	(4,500)
Total liabilities	$(4,500)	$-	$-	$(4,500)

During the three months ended March 31, 2015 certain assets included in the table above were sold. See Note 7 and 8 for additional detail. See Notes 7, 8, 17 and 18 for additional information on the fair value of the guarantees.

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

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Computations of basic and diluted income (loss) per share for the periods presented are as follows (in thousands, except per share data):

	Three Months Ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income from continuing operations	$11,840
Preferred stock dividends	(3,050)
Loss from continuing operations attributable to noncontrolling interests	(2,166)
Income from continuing operations attributable to common stockholders	10,956

Loss from discontinued operations	(1,157)
Income from discontinued operations attributable to noncontrolling interests	9
Loss from discontinued operations attributable to common stockholders	(1,166)

Basic earnings per share:
Income from continuing operations attributable to common stockholders	10,956	64,720	$0.17
Loss from discontinued operations attributable to common stockholders	(1,166)	64,720	(0.02)
Net income attributable to common stockholders	9,790	64,720	$0.15

Effect of Dilutive Securities
Interest expense on exchangeable debt	1,356
Incremental shares from assumed conversion (1)		13,966

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	12,312	78,686	$0.15
Loss from discontinued operations attributable to common stockholders	(1,166)	78,686	(0.01)
Net income attributable to common stockholders	$11,146	78,686	$0.14

	Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Income from continuing operations	$109
Preferred stock dividends	(3,050)
Loss from continuing operations attributable to noncontrolling interests	(8)
Loss from continuing operations attributable to common stockholders	(2,933)

Income from discontinued operations	939
Loss from discontinued operations attributable to noncontrolling interests	(7)
Income from discontinued operations attributable to common stockholders	946

Basic earnings per share:
Loss from continuing operations attributable to common stockholders	(2,933)	64,495	$(0.04)
Income from discontinued operations attributable to common stockholders	946	64,495	0.01
Loss attributable to common stockholders	(1,987)	64,495	$(0.03)

Effect of Dilutive Securities
Incremental shares from assumed conversion (1)		434

Diluted earnings per share:
Loss from continuing operations attributable to common stockholders	(2,933)	64,929	$(0.04)
Income from discontinued operations attributable to common stockholders	946	64,929	0.01
Loss attributable to common stockholders	$(1,987)	64,929	$(0.03)

(1)	The effect of the inclusion of all potentially dilutive securities for 2015 is dilutive when computing diluted earnings per share. For the period ended March 31, 2015, shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were dilutive and were included in the computation of diluted earnings per share based on the “if-converted” method. The computation of diluted earnings per share used net income adjusted for interest expense related to the Exchangeable Senior Notes of $1.4 million and a share price equal to the March 31, 2015 ending share value of $7.16 per share to calculate the incremental shares. For the period ended December 31, 2014, shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the computation of diluted earnings per share based on the “if-converted” method.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On January 30, 2015, the Company completed the First CB Closing. In addition to cash consideration exchanged for the additional interests acquired, the Operating Partnership issued to the Sellers an aggregate of 10.4 million OP Units. See Note 6 for more information related to the First CB Closing as well as the Second CB Closing that occurred on April 30, 2015.

As of March 31, 2015, there were 75.5 million common shares and OP Units outstanding, of which 64.7 million, or 85.7%, were owned by the Company and 10.8 million, or 14.3%, were owned by other partners. As of March 31, 2015, the fair market value of the OP Units not owned by the Company was approximately $77.0 million, based on a market value of $7.16 per unit, which was the closing price per share of the Company’s common stock on the New York Stock Exchange on March 31, 2015.

 The following is a summary of changes in the shares of the Company’s common stock for the periods shown (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Common shares at beginning of period	64,742	64,502
Issuance of common shares	112	-
Forfeiture of restricted shares	(134)	(15)
Common shares at end of period	64,720	64,487

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of changes in the number of OP Units not owned by the Company for the periods shown (in thousands):

	For the Three Months Ended March 31,
	2015	2014
OP Units at beginning of period	401	434
Issuance of OP Units	10,354	-
OP Units at end of period	10,755	434

Dividends and Distributions

During the first quarter of 2015, the Company’s Board of Directors determined, based on an evaluation by management of the Company’s ability to satisfy all financial covenants in the credit agreement for the next four quarters, not to declare or pay dividends on its Common Stock or Series A Preferred Stock for the first quarter of 2015. In addition, the Board does not currently intend to declare or pay dividends on its Common Stock or Series A Preferred Stock for the remainder of 2015 unless the Company experiences sufficient improvement in its operating results, including enhancing its liquidity position by raising additional capital and/or refinancing its existing credit facility. As these dividends were not declared at March 31, 2015, the Company has not accrued them but has included the preferred stock dividends in the calculation of net income (loss) attributable to common shareholders in the accompanying statement of operations and comprehensive income (loss).

For the three months ended March 31, 2014, the Board of Directors declared a first quarter 2014 dividend of $0.165 per share of common stock and OP Unit. The dividends were paid on April 9, 2014, to stockholders of record on March 26, 2014. At March 31, 2014, the Company accrued $10.7 million related to its common stock dividend in accounts payable and accrued expenses in its accompanying consolidated balance sheet.

For the three months ended March 31, 2014, the Board of Directors also declared a cash dividend of $0.50 per share of Series A Preferred Stock for the first quarter of 2014. The preferred stock dividend was paid on April 15, 2014, to stockholders of record on March 26, 2014. At March 31, 2014, the Company accrued $2.5 million related to its preferred stock dividend in accounts payable and accrued expenses in the Company’s accompanying consolidated balance sheet.

14. Incentive Plans

The Company has adopted the Amended and Restated Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. The aggregate number of awards approved under the Incentive Plan is 5.3 million. As of March 31, 2015, and December 31, 2014, 2.5 million shares were available for issuance under the Incentive Plan.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a three or five year period and are subject to restriction based upon continued service on the Board of Directors.

At March 31, 2015, total unrecognized compensation cost related to restricted stock awards was $1.2 million and is expected to be recognized over a remaining weighted average period of 1.3 years.

During the three months ended March 31, 2015, the Company recognized stock compensation expense of $1.0 million (net of immaterial vesting forfeitures), of which $0.4 million was related to the First CB Closing and is included in the transaction costs on the consolidated statement of operations and comprehensive income (loss). During the three months ended March 31, 2014, the Company recognized stock compensation expense of $0.7 million (net of vesting forfeitures of $0.1 million) and capitalized stock compensation expense of $0.4 million.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the Company’s plan activity for the periods shown (in thousands, except weighted average grant price):

	Restricted Stock	Weighted Average Grant Price
Unvested shares at beginning of period (carry-forward)	288	$11.28
Granted	112	7.68
Vested	(94)	7.56
Forfeited	(134)	7.79
Unvested shares at March 31, 2015	172	7.71

15. Related Party Transactions

The Company leases aircraft from entities in which two of its former executive officers have an ownership interest. For the three months ended March 31, 2015 and 2014, the Company incurred lease payments related to these entities of $0.1 million and $0.1 million, respectively. In addition to the minimum lease payments, the Company incurred related operating expenses in connection to the running of the aircrafts. For the three months ended March 31, 2015 and 2014, the Company incurred operating costs of $0.2 million and $0.6 million, respectively.

The Company is party to an agreement with an initial term of five years with a subsidiary of an entity affiliated with one of the Company’s directors pursuant to which it offers its tenants a program of insurance services and products. Pursuant to the agreement, the Company received an upfront payment of $100,000 and will receive fees for each tenant it referred that enrolls in the program. Additionally, the Company remits fees paid by the tenant for insurance services and products to the entity affiliated with its Executive Chairman. The Company is not the insurer for such insurance services and products sold. The Company remitted $0.4 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

The Company is party to an arrangement with an entity, CB Townhome Communities, LLP (“CBTC, LLP”), in which a nominee for the Company’s board of directors, Dr. John McWhirter, has an ownership interest. Historically, the Copper Beech properties have paid CBTC, LLP for the use of a plane owned by another entity in which Dr. McWhirter has an ownership interest, Blackberry Aviation, LLC (“Blackberry”). CBTC, LLP operates the plane which is owned by Blackberry and, based upon estimated expenses to operate the plane (including pilots, fuel, storage, debt service, taxes, and other related operating expenses) determines a cost per flight hour for the upcoming fiscal year. The Copper Beech properties collectively purchase a certain number of hours of flight time and allocate the aggregate cost to the Copper Beech properties based upon the number of beds at each property relative to the total number of beds in the Copper Beech Portfolio. The fiscal year for this arrangement runs from August 1 through July 31 and for year beginning August 1, 2014, the Copper Beech entities agreed to purchase 70 flight hours with a cost of $0.4 million which will be incurred ratably throughout the year.

In connection with the consummation of the acquisition of additional membership interests in the Copper Beech Portfolio, the Company and the Operating Partnership entered into a tax protection agreement with certain of the Sellers, including one or more entities in which Dr. John R. McWhirter, a nominee for election as director of the Company, has an ownership interest. Pursuant to the tax protection agreement, unless the Company and the Operating Partnership indemnify the applicable Sellers for certain resulting tax liabilities, the Company and the Operating Partnership have agreed not to sell or otherwise to dispose of in a taxable exchange during the 7-year tax protection period, any of the seventeen protected properties set forth in the tax protection agreement. Further, the Company and the Operating Partnership also agreed to allocate to the Sellers, during the 7-year tax protection period, an aggregate amount of at least $100 million of debt of the Operating Partnership (which amount decreases ratably as the number of OP Units held by the Sellers decreases) without any requirement that any Seller guarantee or directly bear the risk for such indebtedness and, after the end of the 7-year period, to use commercially reasonable efforts to permit the Sellers to enter into guarantees of “qualifying” debt or agreements to return a portion of their deficit capital account so as to permit the Sellers to avoid certain adverse tax consequences. In connection with the acquisition of additional membership interests in the Copper Beech Portfolio, the Company also entered into a registration rights agreement with certain of the Sellers, including one or more entities in which Dr. John R. McWhirter has an ownership interest, pursuant to which the Company agreed to file a shelf registration statement no later than December 31, 2015, covering resales of shares of the Company’s common stock, issuable upon redemption of the OP Units issued to the Sellers as consideration for the acquisition. In addition, the Company agreed to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable after filing and to keep the registration statement effective until such time as the Sellers no longer own any OP Units or shares of the Company’s common stock issued upon conversion of the OP Units. Additionally, as of March 31, 2015, one or more entities in which Dr. McWhirter has an ownership interest owned an interest in joint ventures with the Company and the other Sellers, which own 7 of the Copper Beech Portfolio properties (see Note 1).

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unimproved real property located in Charlotte, North Carolina and owned by Copper Beech Townhome Communities Thirty One LLC serves as collateral for a loan in the original principal amount of $1.5 million extended by Clearfield Bank & Trust Company to John R. McWhirter and Jeanette D. McWhirter on December 23, 2008, which loan has a current outstanding principal balance of $1.5 million.

The Company is party to another arrangement with CBTC, LLP whereby CBTC, LLP employs all but one of the people who directly operate the Company’s Copper Beech properties (at the property level and in the Company’s State College, PA satellite office). The individual who has direct responsibilities related to the Company’s Copper Beech properties who is not an employee of CBTC, LLP is a party to a consulting agreement with one of the Company’s wholly-owned entities. CBTC, LLP does not earn any profit as a result of this arrangement as there is no mark-up of the direct costs associated with the employment of the CBTC, LLP personnel.

As described in Notes 1, 6 and 7, the Company retains a noncontrolling interest in several Copper Beech entities in which Dr. John McWhirter also holds an interest.

The Company has net payables of $3.4 million related to borrowings between properties, that were consolidated into the Company’s balance sheet upon acquisition. These net payables are a result of a combination of amounts due to other non-consolidated Copper Beech entities and entities in which Dr. John McWhirter has an ownership interest, but in which Campus Crest has no ownership interest. Additionally, the Company’s balance sheet includes $2.6 million of outstanding amounts due to certain CB Investors, which related to amounts funded prior to Campus Crest’s involvement with Copper Beech. Both the $3.4 million and $2.6 million are currently the subject of on-going negotiations with certain of the CB Investors, the result of which may decrease the amount payable to the CB Investors, thereby potentially increasing the gain on the purchase of Copper Beech.

16. Segments

The Company has identified three reportable business segments: (i) Grove and evo operations (ii) Copper Beech operations and (iii) property management services. The Company evaluates the performance of its operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions. Unallocated corporate amounts include general expenses associated with managing the Company’s three reportable operating segments. Prior to the First CB Closing in January 2015, the Company’s segments consisted of student housing operations and property management services. Upon the First CB Closing, the Company added the Copper Beech operations as a new reportable operating segment.  Beginning with the first quarter of 2015, the Company’s chief operating decision maker began reviewing the separate operating results of the three operating segments to make decisions about resources to be allocated to each segment and assess each segment’s performance. Prior to the three months ended September 30, 2014, the Company reported construction and development service as part of the property management segment.  Upon discontinuation of the construction and development operations, all construction and development activities are reported in discontinued operations.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth the Company’s segment information for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014

Grove and evo Operations:
Revenues from external customers	$30,901	$24,608
Operating expenses	21,727	17,500
Income from wholly-owned student housing operations	9,174	7,108
Severance expense	(508)	-
Equity in earnings (losses) of unconsolidated entities	(1,372)	251
Operating income	$7,294	$7,359
Depreciation and amortization	$7,717	$6,770
Capital expenditures	$1,376	$30,218
Investment in unconsolidated entities	$43,109	$93,291
Total segment assets at end of period	$927,097	$972,460

Copper Beech Operations:
Revenues from external customers	$9,199	$-
Operating expenses (excluding amortization of in place leases)	6,187	-
Intangible amortization of in place leases	8,661	-
Loss from wholly-owned student housing operations	(5,649)	-
Equity in earnings (losses) of unconsolidated entities	(777)	68
Operating income (loss)	$(6,426)	$68
Depreciation and amortization	$11,534	$-
Capital expenditures	$338	$-
Investment in unconsolidated entities	$50,674	$266,010
Total segment assets at end of period	$652,609	$266,010

Property Management Services:
Revenues from external customers	$229	$103
Intersegment revenues	122	58
Total revenues	351	161
Operating expenses	233	365
Operating income (loss)	$118	$(204)
Depreciation and amortization	$188	$1
Total segment assets at end of period	$-	$-

Reconciliations:
Total segment revenues	$40,451	$24,769
Elimination of intersegment revenues	(122)	(58)
Total consolidated revenues	$40,329	$24,711

Segment operating income	$986	$7,223
Interest expense	(7,788)	(3,376)
Transaction costs	(1,492)	-
Gain on purchase of Copper Beech	21,642	-
Gain on sale of land and unconsolidated joint ventures	7,748	-
Corporate depreciation and amortization	(317)	(209)
Net unallocated expenses related to corporate overhead	(8,115)	(3,785)
Write off of other assets	(769)	-
Other income (expense)	(55)	66
Income (loss) from continuing operations, before income tax benefit	$11,840	$(81)

Total segment assets	$1,579,706	$1,238,470
Unallocated corporate assets and eliminations	4,505	12,430
Total assets at end of period	$1,584,211	$1,250,900

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Campus Crest leases space for its corporate headquarters office. Rent is recognized on a straight-line basis. Future minimum payments over the life of the Company’s corporate office lease and long-term ground leases subsequent to March 31, 2015 are as follows (in thousands):

2015	$1,923
2016	2,270
2017	1,963
2018	1,513
2019	1,327
Thereafter	26,821	(1)
Total future minimum lease payments	$35,817

(1)	The Company’s lease obligations total $1.3 million per year through the year 2023. In addition to operating and office leases, the Company has ground leases that average $0.4 million per year through the year 2081.

The Company paid rent for its corporate headquarters office of $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

The Company guarantees certain mortgage and construction loans and revolving credit facilities related to the Company’s unconsolidated joint ventures. As of March 31, 2015, the Company guarantees: up to 100% of $11.2 million of debt through May 2015 for HSRE I; up to 50% of $132.6 million of debt with varying maturity dates from May 2015 through September 2018 for HSRE V, HSRE VI and HSRE X; and up to 25% of $90.1 million of debt maturing in July 2016 related to HSRE IX. Certain loans which matured in May 2015 and are scheduled to mature during July 2015 are in the process of being refinanced as of the date of this filing. In connection with the guarantee for HSRE I, there is $3.0 million held in escrow that could be used to satisfy a portion of the amount potentially paid under the guarantee. Should there be an event of default in connection with this debt, the Company could be required to fund under these guarantees a maximum amount up to the percentage of the guaranteed amount of the balance of the debt outstanding as of March 31, 2015. The Company estimated the fair value of the guarantees to be $9.4 million, $3.2 million of which relates to the Company's HSRE I investment and is netted against its investment and $6.2 million of which relates to the Company's HSRE V investment and is netted against the value of the investment to the extent the investment is reduced to zero. Following the reduction of the HSRE V investment to zero, a remaining accrual of $5.5 million is presented in other liabilities in the accompanying consolidated balance sheet as of March 31, 2015 and December 31, 2014. The estimated fair value of these guarantees was the amount of the Company’s obligation to fund the excess of the joint ventures’ indebtedness over the estimated fair value of the collateral of the joint ventures’ indebtedness, which is the underlying value of the properties.

In connection with the Company’s investment in CSH Montreal, the Company provides a guarantee of up to 50% of the outstanding balance of the acquisition and development credit facility (“CSH Montreal Debt”) of CAD 112.0 million ($88.4 million at March 31, 2015 exchange rate). As of March 31, 2015, the outstanding balance of the CSH Montreal Debt was CAD 104.0 million ($82.1 million at March 31, 2015 exchange rate), of which the Company guaranteed CAD 52.0 ($41.1 million at March 31, 2015 exchange rate). The term of the guarantee follows the term of the underlying debt, which matures on January 13, 2016, unless the twelve month extension, which is subject to lender approval, is exercised. The CSH Montreal Debt is secured by, among other things, a first mortgage position on the real estate and improvements owned by CSH Montreal. The Company has estimated the fair value of this guarantee to be immaterial.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company does not expect to be required to perform under any of the guarantees discussed above. In the event that the Company is required to perform under one of the guarantees, it believes the borrower’s assets collateralizing the debt would be sufficient to cover the maximum potential amount of future payments under the guarantee, except as disclosed above.

See Note 18 for a discussion of guarantees related to a Copper Beech entity in which the Company expects that it may be required to perform under.

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

On January 21, 2015, the Company and certain of its subsidiaries were named as defendants in a lawsuit filed in the 7th Division of the Jefferson Circuit Court in Jefferson County in Louisville, Kentucky. The case arose from an individual who fell to his death at a construction site located at 2501 South 4th Street, Louisville, Jefferson County, Kentucky. Also named as co-defendants in the case are three other companies associated with the construction and/or employment of the deceased individual. The plaintiffs allege, among other things, the Company was negligent and/or allowed a dangerous or hazardous condition to exist on the premises. The plaintiffs’ initial complaint did not specify the amount of damages sought. The Company has filed its responsive pleadings. Based upon the totality of the circumstances, including the existence of insurance coverage and anticipated indemnity from third-parties, the Company does not believe that the lawsuit, if adversely determined, would have a material adverse effect on the Company's financial position or results of operations.

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

18. Subsequent Events

In addition to certain matters discussed elsewhere in these notes, the Company noted the following subsequent events:

Copper Beech Transaction

As stated in Note 6, as of April 30, 2015, the Company has completed the acquisition of the Sellers’ interests in two of the properties in the Copper Beech Portfolio in which the Company previously held a 48% interest – Copper Beech San Marcos Phase 1 and Copper Beech IUP Buy. As consideration for the Second CB Closing, the Company paid to the Sellers $1.4 million in cash and the Operating Partnership issued to the Sellers 2.0 million in OP Units. The Company preliminarily estimates that the gain recognized in connection with the Second CB Closing during the three months ending June 30, 2015 will be approximately $7.7 million.

On April 30, 2015, the Company entered into a purchase agreement with Pennsylvania State University (the “Penn State Seller”) to purchase its 15% interest in Copper Beech Klondike and its 16% interest in Copper Beech Northbrook for $4.6 million. The closing occurred on June 25, 2015 with $2.3 million being paid to the Penn State Seller with the remaining balance of $2.3 million expected to be paid on September 23, 2015. The transactions to purchase the remaining interests in these two properties were contemplated and structured as of the date of the First CB Closing. As of June 25, 2015, the Company owned 100% of both Copper Beech Klondike and Copper Beech Northbrook. As the purchase price of $4.6 million for these interests were known prior to the issuance of these consolidated financial statements, the Company believes that $4.6 million represents the fair value of the non-controlling interest. As a result, $4.6 million was used as the estimated amount of the non-controlling interest for these two properties which were consolidated as part of the First CB Closing. As a result, the Company does not expect any gain to be recognized during the second quarter of 2015 as part of this transaction. In addition, there were not significant costs incurred in connection with this transaction.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Management

On April 21, 2015, the Board authorized the appointment of David Coles as Interim Chief Executive Officer of the Company and John Makuch as Interim Chief Financial Officer of the Company, subject to the finalization of an engagement letter with Alvarez & Marsal North America, LLC (“Alvarez & Marsal”).

On April 29, 2015, the Company entered into an engagement letter with Alvarez & Marsal, effective as of April 21, 2015, providing for Mr. Coles’ services as the Company’s Interim Chief Executive Officer, Mr. Makuch’s services as the Company’s Interim Chief Financial Officer and the services of additional support personnel as needed (the “Engagement Letter”). Under the terms of the Engagement Letter, during their respective service at the Company, Messrs. Coles and Makuch will continue to be employed by Alvarez & Marsal and will not receive any compensation directly from the Company or participate in any of the Company’s employee benefit plans.

Changes in Board of Directors

On May 3, 2015, the Company entered into an agreement (the “Clinton Group Agreement”) with Clinton Group, Inc. and its affiliated funds (collectively, the “Clinton Group”). At the time the Clinton Group Agreement was entered into, the Clinton Group was the beneficial owner of approximately 1.6% of the Company’s outstanding shares of common stock. Pursuant to the Clinton Group Agreement, the Company agreed to increase the size of its Board of Directors from six to eight directors and to appoint two new directors proposed by the Clinton Group to the Board, including Raymond C. Mikulich and Randall H. Brown. In addition, the Company agreed to appoint Curtis B. McWilliams to the Board. The Board appointed Messrs. Mikulich, Brown and McWilliams to the Board effective May 6, 2015.

Notice of Sole Remedy under Indenture for 4.75% Exchangeable Senior Notes due 2018

On May 21, 2015, the Operating Partnership delivered a notice (the “Notice”) to the holders of its 4.75% Exchangeable Senior Notes due 2018 (the “Exchangeable Senior Notes”), with a copy of such Notice to the Trustee, pursuant to the Indenture dated as of October 9, 2013 (the “Indenture”), by and among the Operating Partnership, the Company, and U.S. Bank National Association (the “Trustee”), The Notice provided that the Company anticipated it would be unable to timely file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 by June 2, 2015, which would result in a reporting event of default under the Indenture. The Notice further provided that, pursuant to Section 6.01(b) of the Indenture, the Operating Partnership elected that the sole remedy for the reporting event of default would consist exclusively of the right to receive additional interest on the Exchangeable Senior Notes at a rate equal to (i) 0.25% per annum of the outstanding principal amount of the Exchangeable Senior Notes for the first 90 days of the 180-day period in which such reporting event of default is continuing, beginning on, and including, the date on which such reporting event of default first occurs and (ii) 0.50% per annum of the outstanding principal amount of the Exchangeable Senior Notes for the last 90 days of such 180-day period as long as such reporting event of default is continuing, payable subject to and in accordance with the terms and conditions of the Indenture.

Communications with Lenders Related to Certain Debt Obligations

Campus Crest at Pullman, LLC ("CC Pullman"), Campus Crest at Grand Forks, LLC ("CC Grand Forks") and Campus Crest at Laramie, LLC (“CC Laramie”) informed their lender (for purposes of this paragraph, the “Lender”) that the maximum leverage ratio and the minimum fixed charge coverage ratio tests contained in the loan agreements for the CC Pullman, CC Grand Forks and CC Laramie projects were not met for the test date of December 31, 2014 and that CC Pullman, CC Grand Forks and CC Laramie would not be in compliance with their obligations to provide a copy of the Company's consolidated quarterly financial statements and covenant compliance certificate within the applicable time period required under the respective loan agreements for the three months ended March 31, 2015. On March 24, 2015, the Company received written notice from the Lender that it would waive the deficiencies upon receipt of a modification fee of $0.1 million, and on March 31, 2015, the Company was in the process of negotiating the amount of such modification fee. These (i) financial covenant deficiencies and (ii) financial statement and covenant compliance certificate deficiencies (which could have entitled the Lender to declare the loans due and payable and exercise its remedies under the loan documents) have now been addressed in loan modification documents which waive any default related to such deficiencies. As part of these loan modifications, the loans for CC Pullman and CC Grand Forks have been cross-collateralized. At March 31, 2015, the deficiencies under the CC Pullman, CC Grand Forks and CC Laramie loans did not constitute an event of default under any of the Company’s outstanding indebtedness.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Although the Company no longer has an equity interest in the Kalamazoo Phase 1 property owned by Copper Beech Townhome Communities Twenty Three, LLC ("CBTC 23"), the Company and the Operating Partnership has a non-recourse carve-out guaranty and a 10% principal repayment guaranty (the “CBTC 23 Guaranty”) and the Operating Partnership was required to deliver a $1.0 million irrevocable standby letter of credit on behalf of CBTC 23 for the benefit of the lender (the “CBTC 23 Letter of Credit”). The Company has received a copy of a notice of default addressed to CBTC 23 dated June 26, 2015, from the special servicer of the CBTC 23 loan, and although the special servicer has not made a demand under the CBTC 23 Guaranty or the CBTC 23 Letter of Credit, the Company believes that such a demand may be forthcoming. The default on the CBTC 23 loan does not create a default by the Company under any of its outstanding indebtedness. The purchase and sale agreement with the Copper Beech sellers requires the Copper Beech sellers to indemnify the Company and the Operating Partnership for all indemnifiable losses related to the CBTC 23 Guaranty and the CBTC 23 Letter of Credit, with a maximum indemnity amount of $4.0 million for the 10% principal repayment portion of the CBTC 23 Guaranty (expected to result in a payment obligation of less than $3.0 million) and the CBTC 23 Letter of Credit and with no maximum indemnity amount for the non-recourse carve-out portion of the CBTC 23 Guaranty. The Company intends to enforce the indemnity in the Copper Beech purchase and sale agreement if the CBTC 23 Guaranty and/or the CBTC 23 Letter of Credit is called by the servicers for the CBTC 23 loan. As of March 31, 2015, the Company has recorded a liability of $4.0 million included in other liabilities in the accompanying consolidated balance sheet  for the estimated fair value of these guarantees and a receivable for the indemnification assets of $4.0 million included in other assets in the accompanying consolidated balance sheet.

Campus Crest Communities, Inc. and Campus Crest Operating Partnership, LP are guarantors under a credit agreement dated January 14, 2014, related to the CSH Montreal Debt (the “Montreal Credit Agreement”). Section 10.4(2) of the Montreal Credit Agreement requires CSH Montreal to provide monthly reports within 45 days of each month end. On April 15, 2015, the parties to the Montreal Credit Agreement executed a Fourth Amendment to the Montreal Credit Agreement, which waived compliance with the provisions of Section 10.4(2) until April 15, 2015. The Fourth Amendment also deleted some of the monthly reporting requirements in Section 10.4(2) of the Montreal Credit Agreement. The failure to deliver the monthly reports under Section 10.4(2) did not constitute an event of default under the Montreal Credit Agreement because the Fourth Amendment was executed before the applicable notice and cure period lapsed. Section 10.4(3) of the Montreal Credit Agreement requires CSH Montreal to provide quarterly reports within 45 days of each fiscal quarter end. On June 22, 2015, the parties to the Montreal Credit Agreement executed a Fifth Amendment to the Montreal Credit Agreement, which waived compliance with the provisions of Section 10.4(3) until July 31, 2015. The Fifth Amendment also modified Section 10.4(3) of the Montreal Credit Agreement as it relates to the 45-day reporting requirement for the fiscal quarter ended June 30, 2015 to extend that period from 45 days to 60 days. As a consequence of executing the Fourth Amendment and Fifth Amendment, the Company believes it is in compliance with the Montreal Credit Agreement.

As described in Note 9, in January 2013, the Company (the “Borrower”) entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement"), which provides for a $250.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $50 million term loan (the “Term Loan”, together with the “Revolving Credit Facility”, the “Amended Credit Facility”).  On May 15, 2015, the parties to this Amended Credit Facility executed a waiver of the reporting requirements, specifically the waiver states: “(a) for purposes of the calendar quarter ending in March 2015, (1) the Borrower shall deliver quarterly financials in accordance with Section 5.03(c) of the Credit Agreement on or before July 31, 2015, and (2) the Borrower shall deliver the quarterly Borrowing Base Certificate in accordance with clause (i) of Section 5.03(d) of the Credit Agreement on or before July 31, 2015; and (b) for purposes of the calendar quarter ending in June 2015, (1) the Borrower shall deliver quarterly financials in accordance with Section 5.03(c) of the Credit Agreement within sixty (60) days after the end of such quarter, and (2) the Borrower shall deliver the quarterly Borrowing Base Certificate in accordance with clause (i) of Section 5.03(d) of the Credit Agreement within sixty (60) days after the end of such quarter.” As a consequence of executing this waiver the Company believes it is in compliance with the Amended Credit Facility.

HSRE Portfolio Changes

On May 1, 2015, the Company entered into a nonbinding membership interest purchase and sale agreement with HSRE which will result in (i) HSRE acquiring all of the ownership interests in the entities which own The Grove at Norman, Oklahoma and The Grove at Louisville, Kentucky, and (ii) the Company acquiring all of the ownership interests in the entities which own The Grove at Fayetteville, Arkansas, The Grove at Indiana, Pennsylvania and The Grove at Greensboro, North Carolina. This membership interest purchase and sale agreement is based upon the book value of each of the properties. The Company has placed $5.0 million in a restricted cash account related to the closing of this transaction, an amount in excess of the net proceeds needed for the closing of this transaction. As of the date of this filing, the Company cannot estimate the financial statement effects of this transaction. The closing of these ownership interest transfers is expected to occur no later than September 30, 2015.

CAMPUS CREST COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CSH Montreal Agreement Buyout

In June of 2015, the Company entered into an agreement with Beaumont, CSH Montreal and certain other entities related to a potential buyout of the Company's ownership interests in CSH Montreal and the termination of all service agreements with affiliates of the Company related to the two evo Montreal properties. As part of the closing, the current credit facility will be paid in full, thereby releasing the Company from all guaranty and indemnity obligations associated with the credit facility currently in place for the two evo Montreal properties. As of the date of this filing, the Company cannot estimate the financial statement effects of this transaction. The closing is expected to occur during the third quarter of 2015 and is subject to financing and other customary closing conditions.

San Angelo Sale

On June 15, 2015, the Company entered into a purchase and sale agreement with a third party that would result in the sale of 100% of the Company’s ownership interest in The Grove at San Angelo, Texas. As of the date of this filing, the Company cannot estimate the financial statement effects of this transaction. The closing of this transaction is expected to occur no later than September 30, 2015 and is subject to financing and other customary closing conditions.

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

Forward-looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "approximately," "believe," "could," "project," "predict," "continue," "plan," “would” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion of Financial Condition and Results of Operations”;

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or other factors;

•	the operating performance of our properties;

•	the availability of attractive acquisition opportunities in properties that satisfy our investment criteria and the success of our acquisition activities, including satisfaction of conditions to closing for pending acquisitions and, in some cases, the negotiation and execution of definitive documents and satisfaction of the conditions therein;

•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	changes in our business and growth strategies and in our ability to consummate and close on acquisitions, dispositions or additional joint venture transactions;

•	our ability to manage effectively our growth and expansion into new markets, including international markets, or to integrate acquisitions successfully, including our acquisition of the CB Portfolio (as defined herein);

•	changes in exchange rates for foreign currencies;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, including international markets, whether the result of market events or otherwise;

•	events or circumstances that undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing;

•	our ability to extend the maturity of or refinance our existing debt, or comply with the financial and other covenants of the agreements that govern our existing debt;

•	the credit quality of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract and retain, qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	differences in cultures, including adapting practices and strategies that have been successful in our domestic business to international markets;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts ("REIT")); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

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

On February 26, 2013, the Company and subsidiaries of the Operating Partnership entered into a purchase and sale agreement with the members of Copper Beech. Pursuant to the terms of the Initial Purchase Agreement, the Company initially acquired a 48% interest in a portfolio of 35 student housing properties and 3 other entities (the “Copper Beech Portfolio”), for an initial purchase price of $230.6 million. Subsequent to the Initial Purchase Agreement, the Company formed a joint venture with the sellers of Copper Beech to develop, construct and manage the Copper Beech at Ames student housing property, which it fully consolidated. On January 30, 2015, the Company completed the acquisition (the “First CB Closing”) of (i) substantially all of the Sellers’ remaining interests in 27 student housing properties, 2 undeveloped land parcels and a corporate office building and (ii) the Sellers’ remaining interests in Copper Beech at Ames pursuant to that certain Second Amendment (the “Second Amendment”) to the Initial Purchase Agreement.

Pursuant to the terms of the Second Amendment, the Company agreed to acquire the Sellers’ remaining interests in each of the properties comprising the Copper Beech Portfolio other than Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Morgantown, Copper Beech Harrisonburg, Copper Beech Greenville and Copper Beech Parkway. Following the consummation of the First CB Closing, and as of March 31, 2015, the Company held a 100% interest in Copper Beech at Ames and the following interests in the Copper Beech Portfolio:

•	100% interest in 25 student housing properties;

•	100% interest in 2 undeveloped land parcels and 1 corporate office building;

•	85% interest in 1 student housing property (Copper Beech Klondike or CBTC 8);

•	84% interest in 1 student housing property (Copper Beech Northbrook or CBTC 9);

•	48% interest in 7 student housing properties; and

•	no ownership interest in 1 student housing property (Copper Beech Kalamazoo Phase 1).

As of April 30, 2015 (the "Second CB Closing"), the Company completed the acquisition of the Sellers’ interests in two of the properties in the Copper Beech Portfolio in which the Company previously held a 48% interest – Copper Beech San Marcos Phase 1 and Copper Beech IUP Buy.

As consideration for the additional interests acquired in the First CB Closing, the Company paid to the Sellers aggregate cash consideration of $58.9 million and the Operating Partnership issued to the Sellers an aggregate of approximately 10.4 million limited partnership units of the Operating Partnership (“OP Units”). As consideration for the Second CB Closing, the Company paid to the Sellers $1.4 million in cash and the Operating Partnership issued to the Sellers approximately 2.0 million in OP Units. Additionally, the Company surrendered all of its previous 48% ownership interest in one of the properties in the Copper Beech Portfolio as part of the terms of the Second Amendment.

We believe that we are one of the largest owners and managers of high-quality student housing properties in the United States, based on beds owned and under management. As of March 31, 2015, we owned interests in 44 operating student housing The Grove® properties containing approximately 9,000 apartment units and 24,700 beds. Thirty-six of our operating The Grove® properties are wholly-owned and eight of our The Grove® properties are owned through joint ventures with HSRE. As of March 31, 2015, we also owned interests in 35 operating student housing Copper Beech branded properties containing approximately 6,200 apartment units and 16,500 beds. Twenty-six of our operating Copper Beech branded properties are wholly-owned and 9 of our Copper Beech branded properties are owned through joint ventures with the CB Investors. As of March 31, 2015, we also owned interests in three operating student housing evo® properties containing approximately 1,500 units and 3,100 beds and owned one wholly-owned redevelopment property containing approximately 170 units and 340 beds. As of March 31, 2015 our operating portfolio consisted of the following:

	Properties in		Number	Number
	Operation	Ownership	of Units	of Beds
Wholly-owned Grove poperties (1)	36	100.0%	7,305	19,945
Joint venture Grove properties:
HSRE I	1	63.9%	192	504
HSRE V	2	10.0%	456	1,244
HSRE VI	3	20.0%	664	1,784
HSRE X	2	30.0%	468	1,240
Total Grove properties	44		9,085	24,717

Joint venture evo properties:
CSH Montreal	2	47.0%	1,203	2,223
HSRE IX	1	30.0%	344	850
Total evo properties	3		1,547	3,073

CB Portfolio (2)
Wholly-owned Copper Beech properties	26	100.0%	3,772	10,504
Joint venture Copper Beech properties:
Campus Crest & CB Investors	7	48.0%	2,048	5,259
Campus Crest & CB Investors	1	83.6%	166	250
Campus Crest & CB Investors	1	85.0%	219	486
Total Copper Beech properties	35		6,205	16,499

Total Portfolio (3)	82		16,837	44,289

(1)	In 2014, we amended and restated our operating agreement with HSRE resulting in our previously held preferred interest in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, being converted to additional membership units of HSRE-Campus Crest I, LLC. As of March 31, 2015, we sold from our HSRE joint ventures the following properties: HSRE I - The Grove at Conway, Arkansas and The Grove at Lawrence, Kansas; HSRE V – The Grove at Stillwater, Oklahoma.

(2)	As of March 31, 2015 we had an effective interest in the CB Portfolio for the following properties: 100% for 26 properties, 48% for 7 properties, 84% for 1 property and 85% for 1 property. See Note 6 to the accompanying consolidated financial statements.

(3)	The redevelopment of our 100% owned property in Toledo, OH, which was acquired in March 2013, is excluded.

Strategic Repositioning

The Company continues to execute its strategic repositioning which began during the third quarter of 2014 and includes, among other things:

(1)	Simplifying the business model by discontinuing all construction and development and focusing on organic growth;

(2)	Reducing the number of joint ventures through planned dispositions of certain assets within its joint ventures to simplify asset ownership structure and reduce exposure to off-balance sheet obligations;

(3)	Disposing of land which was previously held for future development (held in land and property held for sale as of December 31, 2014, some of which were disposed of during the quarter ended March 31, 2015 (see Note 7 to the accompanying consolidated financial statements) and the remaining of which the Company expects to dispose of during the remainder of 2015); and,

(4)	Undergoing a review of strategic alternatives.

Joint Venture Partners

We are a party to joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units and medical office space. As of March 31, 2015, we hold eight operating joint venture properties with HSRE which include Grove properties. In January 2013, we entered into a joint venture with HSRE and Brandywine to develop and operate evo at Cira Centre South, which opened in August 2014 for the 2014-2015 academic year. We also have a joint venture with Beaumont which owns two high rise student housing properties in downtown Montreal, Quebec, Canada.

We own varying equity interests in these joint ventures, ranging from 10% to 63.9%.

Critical Accounting Policies

Set forth below is the accounting policy that management believes requires additional disclosures from those listed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 1, 2015 (“2014 Form 10-K”) that are critical to the preparation of the consolidated financial statements for the three months ended March 31, 2015. Refer to the Company’s 2014 Form 10-K for a discussion of all of our critical accounting policies that are particularly important for an understanding of the financial position and results of operations presented in the consolidated financial statements set forth elsewhere in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. The estimates used in the valuations of our property acquisition of the CB Portfolio we believe are critical in nature for the results of operations for the quarter ended March 31, 2015 which is discussed in more detail below.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in our historical consolidated financial statements and related notes. In preparing these consolidated financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the historical consolidated financial statements, giving due consideration to materiality. Our estimates may not be ultimately realized. Application of our critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results may differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Property Acquisitions

The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, favorable or unfavorable financing, and numerous other factors. We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values. Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence and information related to the marketing and leasing at the specific property. This includes, among other items, determining the value of the buildings and improvements, land, in-place tenant leases, tax incentive arrangements, and any debt assumed from the seller. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to in-place tenant leases are amortized over the remaining terms of the leases (generally less than one year).

Additionally, inputs and assumptions included in the determination of fair value include expectations of projected net operating income to be earned and capital expenditures to be incurred at the underlying properties and capitalization rates based on the marketability of each of the properties and the extent to which the operations of those properties have stabilized. To estimate the fair value of the property level mortgage debt assumed in property acquisitions, the difference between the market terms and contract terms are analyzed and the actual debt service payments are discounted at a current market yield rate to determine the fair value of the debt assumed. These valuation techniques involve Level 3 inputs in the fair value hierarchy and are subjective in nature. Should different assumptions have been used, the gain of $21.6 million on the consolidation of the CB Portfolio recognized in the consolidated statement of income and comprehensive income for the three months ended March 31, 2015 could have been materially different. The $21.6 million gain was based on preliminary estimates.

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

Results of Operations

Our Business Segments

Management evaluates operating performance through the analysis of results of operations of three business segments: (i) Grove and evo operations (ii) Copper Beech operations and (iii) property management services. Management evaluates each segment’s performance by reference to net operating income, which is a non-GAAP measure, as defined below. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies footnote (Note 2) to our consolidated financial statements. Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.

Grove & evo and Copper Beech Operations

Our Grove & evo and Copper Beech Operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. Due to the continuous opening of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and "same-store" operations, which we believe provides a more meaningful indicator of comparative historical performance.

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

We monitor net operating income (“NOI”) of our student housing properties, which is a non-GAAP financial measure. In general terms, we define NOI as student housing rental revenue less student housing operating expenses and excluding expenses not specifically tied to a property. We believe this measure provides an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss). We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact factors such as lease structure, lease rates and tenant base, which vary by locality, have on our financial performance. To help make comparisons of NOI between periods more meaningful, we distinguish NOI from our properties that are wholly-owned and that were in service throughout each period presented (that is, our "same store" properties) from NOI from our other wholly-owned properties.

We specifically calculate NOI by adding back to (or subtracting from) net income (loss) attributable to common stockholders the following expenses or charges: income tax expense, interest expense, equity in loss of unconsolidated entities, preferred stock dividends, depreciation and amortization, ground lease expense, general and administrative expense, property management services expenses, other expense, loss from discontinued operations, impairment of unconsolidated entities, write off of other assets and transaction costs. The following income or gains are then deducted from net income (loss) attributable to common stockholders, adjusted for add backs of expenses or charges: equity in earnings of unconsolidated entities, gain of purchase of Copper Beech, gain on sale of land and unconsolidated entities, income tax benefit, other income, income from discontinued operations, and property management services revenues.

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

Management Services

In addition to our wholly-owned properties, we also provide management services to unconsolidated joint ventures in which we have an ownership interest. We recognize management fees from these entities as earned in accordance with the property management agreement with these entities, as adjusted to eliminate our proportionate ownership of each entity.

Comparison of the Three Months Ended March 31, 2015 and 2014

As of March 31, 2015, our property portfolio consisted of 62 consolidated operating properties, containing 11,077 apartment units and 30,449 beds, and 20 operating properties held in seven unconsolidated joint ventures, containing 5,760 apartment units and 13,840 beds.

As of March 31, 2014, our property portfolio consisted of 32 consolidated operating properties, containing 6,283 apartment units and 17,161 beds, and 37 operating properties held in four unconsolidated joint ventures, containing 6,917 apartment units and 18,325 beds.

The following table presents our results of operations for the three months ended March 31, 2015 and 2014, and the amount of change in these results between the periods (in thousands):

	Three Months Ended March 31,
	2015	2014	Change ($)
Revenues:
Student housing rental	$38,790	$23,635	$15,155
Student housing services	1,310	973	337
Property management services	229	103	126
Total revenues	40,329	24,711	15,618
Operating expenses:
Student housing operations	17,204	10,613	6,591
General and administrative	8,038	3,506	4,532
Severance	508	-	508
Write-off of other assets	769	-	769
Transaction costs	1,492	585	907
Ground leases	120	117	3
Depreciation and amortization	19,756	6,980	12,776
Total operating expenses	47,887	21,801	26,086
Equity in earnings (losses) of unconsolidated entities	(2,149)	319	(2,468)
Operating income (loss)	(9,707)	3,229	(12,936)

Nonoperating income (expense):
Interest expense, net	(7,788)	(3,376)	(4,412)
Gain on purchase of Copper Beech	21,642	-	21,642
Gain on sale of land and unconsolidated joint ventures	7,748	-	7,748
Other income (expense)	(55)	66	(121)
Total nonoperating income (expense), net	21,547	(3,310)	24,857
Net income before income tax benefit	11,840	(81)	11,921
Income tax benefit	-	190	(190)
Income from continuing operations	11,840	109	11,731
Income (loss) from discontinued operations	(1,157)	939	(2,096)
Net income	10,683	1,048	9,635
Net income (loss) attributable to noncontrolling interest	(2,157)	(15)	(2,142)
Dividends on preferred stock	3,050	3,050	-
Net income (loss) attributable to common stockholders	$9,790	$(1,987)	$11,777

Student Housing Operations

Student housing operations revenues (which include student housing rental and student housing services revenues) were $40.1 million and $24.6 million for the three months ended March 31, 2015 and 2014, respectively. Excluding the $9.2 million of revenues attributable to the Copper Beech acquisition, revenues increased by $6.3 million, primarily due to the 2014 deliveries of The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa. Student housing operations expenses were $17.2 million and $10.6 million for the three months ended March 31, 2015 and 2014, respectively. Excluding the $3.3 million in expenses attributable to the Copper Beech acquisition, expense increased by $3.3 million, which were primarily attributable to the 2014 deliverables mentioned above.

New Property Operations. In August 2014, we began operations at The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa, which contributed $2.0 million of NOI ($4.3 million of revenues and $2.3 million of student housing operations expenses) for the three months ended March 31, 2015, compared to no contribution for the three months ended March 31, 2014. In January 2014, we acquired the remaining ownership interests in The Grove at Denton, Texas, which contributed $0.7 million of NOI ($1.1 million of revenues and $0.4 million in operating expenses) for the three months ended March 31, 2015, compared to a contribution of $0.4 million for the three months ended March 31, 2014 ($0.7 million of revenues and $0.3 million of operating expenses). The Grove at Denton, Texas is included in “New Property Operations” as we did not have ownership for the full three months ended March 31, 2014.

"Grove Same-Store" Property Operations. Our 30 "same-store” properties contributed $13.6 million of NOI ($24.1 million of revenues and $10.5 million of operating expenses) for the three months ended March 31, 2015 compared to $13.2 million of NOI for the three months ended March 31, 2014. The Grove at Pullman, Washington, which previously experienced a fire and The Grove at Toledo, Ohio, under re-development, contributed $0.7 million of NOI ($1.4 million of revenues and $0.7 million of operating expenses) for the three months ended March 31, 2015 compared to $0.8 NOI for the three months ended March 31, 2014.

“Wholly Owned Copper Beech” Property Operations. In January 2015, we exercised our option to acquire the remaining interests in 26 properties bringing our interest to a 100% ownership (see Note 6). The Copper Beech properties contributed $5.9 million of NOI ($9.2 million of revenues and $3.3 million of operating expenses) for the three months ended March 31, 2015, compared to no contribution for the three months ended March 31, 2014.

The following is a reconciliation of our net income (loss) attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to common stockholders	$9,790	$(1,987)
Net income (loss) attributable to noncontrolling interests	(2,157)	(15)
Preferred stock dividends	3,050	3,050
Income tax (benefit) expense	-	(190)
Severance	508	-
Gain on purchase of Copper Beech	(21,642)	-
Gain on sale of land and unconsolidated entities	(7,748)	-
Other (income) expense	55	(66)
(Income) loss from discontinued operations	1,157	(939)
Interest expense, net	7,788	3,376
Equity in (earnings)/losses of unconsolidated entities	2,149	(319)
Depreciation and amortization	19,756	6,980
Ground lease expense	120	117
General and administrative expense	8,038	3,506
Write-off of other assets	769	-
Transaction costs	1,492	585
Property management services revenues	(229)	(103)
Total NOI	$22,896	$13,995
Grove same store properties NOI	$13,602	$12,814
Copper Beech NOI	$5,884	$-
New properties NOI	$2,689	$422
Grove Pullman and Toledo NOI	$721	$759

Property Management Services

Property management services revenues increased by $0.1 million for the three months ended March 31, 2015 compared to the same periods in 2014 primarily as a result of five new property management contracts that came on line in August 2014 (The Grove at Greensboro, North Carolina, The Grove at Louisville, Kentucky, evo at Cira Centre South, Pennsylvania, evo à Square Victoria, Montreal, Quebec, Canada, and evo à Sherbrooke, Montreal, Quebec, Canada).

General and Administrative

General and administrative expenses were $8.0 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase of $4.5 million from the prior period is primarily due to no longer capitalizing certain costs to our construction and development segments of our business as we discontinued construction and development activities in 2014, as well as increased professional fees due to strategic repositioning and general and administrative costs at Copper Beech.

Severance Costs

Severance costs for the three months ended March 31, 2015 of $0.5 million related to severance expense for a former executive.

Write-off of Other Assets

Write-off of other assets was $0.8 million for the three months ended March 31, 2015, $0.3 million of which was related to our final settlement for the Pullman insurance claim, for which we settled for $0.3 million less than we had originally estimated, and as a result, we wrote off $0.3 million in receivables which were included in other assets during the quarter ended March 31, 2015. We have received the remaining $4.3 million of insurance proceeds during the third quarter of 2015. The remaining $0.5 million consisted of various other immaterial items.

Transaction Costs

Transaction costs were $1.5 million for the three months ended March 31, 2015, primarily attributable to consents, professional fees and other related costs totaling $1.3 million related to the Copper Beech acquisition, with the remaining $0.2 million related to the Montreal transaction.

Depreciation and Amortization

Depreciation and amortization expense was $19.8 million and $7.0 million for the three months ended March 31, 2015 and 2014, respectively. Excluding the $11.5 million attributable to the Copper Beech acquisition ($8.7 million of amortization expense of in-place lease intangible assets and $2.8 million of depreciation expense), depreciation and amortization increased by $1.3 million, primarily attributable to the 2014 deliveries of The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa. See Note 6 for further details.

Equity in Losses of Unconsolidated Entities

Equity in losses of unconsolidated entities, which represents our share of the net loss from entities in which we have a non-controlling interest, decreased by $2.5 million for the three months ended March 31, 2015 compared to the same periods for 2014. This decrease is primarily losses of $1.8 million resulting (compared to equity in earnings of $0.3 million for the same period in 2014) from our Montreal operations. Copper Beech equity in losses was $0.5 million for the first quarter of 2015 compared to $0.1 million for the same period in 2014.

Interest Expense

Interest expense was $7.8 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively. Excluding the $1.3 million increase attributable to the Copper Beech acquisition, interest expense increased by $3.1 million. This increase was primarily attributable to capitalized interest of $1.9 million during the first quarter of 2014 (compared to none during the first quarter of 2015) and higher debt balances, primarily associated with additional amounts outstanding on the Company’s line of credit.

Gain on purchase of Copper Beech

For the three months ended March 31, 2015, a preliminary gain of $21.6 million was recognized in connection with the purchase of the First Copper Beech Closing, a business combination in which the Company acquired a significant portion of the CB Portfolio with the transaction closing on January 30, 2015. See Note 6 for further details.

Gain on sale of land and unconsolidated joint ventures

In connection with the previously announced strategic repositioning we recognized a $3.1 million gain from the sale of a portfolio of six undeveloped land parcels. We also recognized a $4.6 million gain from the sale of The Grove at Lawrence, Kansas and The Grove at Conway, Arkansas. See Note 7 to the accompanying consolidated financials for further discussion of both of these transactions.

Income (Loss) from Discontinued Operations

In September 2014, we discontinued our development and construction services companies due to restructuring activities and accordingly reclassified the results of these operations to income (loss) from discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the periods presented.

For the three months ended March 31, 2015, we recorded expenses of $1.2 million due to the wind down of our construction and development operations. No construction and development revenues were recorded during the three months ended March 31, 2015. For the three months ended March 31, 2014, we recorded revenue from our construction and development operations of $7.3 million and expenses of $6.4 million resulting in income of $0.9 million.

Dividends on Preferred Stock

Dividends on preferred stock for the three months ended March 31, 2015 were $3.1 million with no change from the three months ended March 31, 2014. The Company did not declare dividends on its preferred stock during the three months ended March 31, 2015. Although not declared, these dividends have been included in the calculation of net income (loss) attributable to common shareholders in the consolidated statements of operations and comprehensive income (loss). These dividends will accumulate at the effective annual rate of $2.00 per share until paid.

Net income (loss) attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased by $2.1 million primarily related to income allocated to Copper Beech Investors who received OP Units as part of the First Copper Beech Closing.

Cash Flows

Net cash provided by operating activities was $12.5 million for the three months ended March 31, 2015 as compared to $2.3 million for the three months ended March 31, 2014, an increase of $10.2 million. Net income adjusted for non-cash items provided $5.9 million for the three months ended March 31, 2015 as compared to $10.2 million for the three months ended March 31, 2014, a decrease of $4.3 million. Working capital provided $6.6 million for the three months ended March 31, 2015 as compared to $7.9 million used for the three months ended March 31, 2014, an increase of $14.5 million. This increase is primarily comprised of reduced payments of accounts payable of $3.7 million, an increase in collected construction billings of $1.1 million, and a change of $10.3 million in other operating items, which includes increases in security deposits and prepaid rents, collections of other receivables, including proceeds received for renovation work performed at The Grove at Stillwater, OK of $1.9 million, and changes in various other operating items.

Net cash used in investing activities totaled $35.5 million for the three months ended March 31, 2015 as compared to $64.3 million for the three months ended March 31, 2014, a decrease of $28.8 million. Investments in properties under development was $16.4 million less for the quarter in 2015 compared to the same period last year due to the decrease in construction activity; in 2015, we continued paying vendors for the finalization of payables related to 2014 new property deliveries. During the three months ended March 31, 2015, the Company received $28.3 million from the sale of six undeveloped land parcels (see Note 7 of the accompanying consolidated financial statements). Additionally during the first quarter of 2015, we paid $53.8 million, net of cash acquired for the First CB Closing (see Note 6 of the accompanying consolidated financial statements). During the first quarter of 2014, we invested $31.9 million into our investment in CSH Montreal.

Net cash provided by financing activities totaled $43.0 million for the three months ended March 31, 2015 as compared to $44.3 million for the three months ended March 31, 2014, a decrease of $1.3 million. This $1.3 million decrease is comprised of several items. Proceeds from mortgage and construction loans, net of repayments, increased by $5.9 million and proceeds from the line of credit and other debt, net of repayments, decreased by $11.4 million from the previous period. Additionally, dividends paid to common stockholders decreased by $4.8 million.

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

As of March 31, 2015, we had $213.5 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit, will reduce the amount that we may be able to borrow under this facility for other purposes. As of March 31, 2015, we had $36.5 million in borrowing capacity under our Revolving Credit Facility, and amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

We incur an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility (i) of 0.30% per annum if our average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if our average borrowing is greater than 50.0% of the total amount available.

Additionally, the Amended Credit Facility has an accordion feature that allows us to request an increase in the total commitments from $300.0 million to $600.0 million, subject to conditions. Amounts outstanding under the Amended Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Second Amended and Restated Credit Agreement) plus a spread that depends upon our leverage ratio. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At March 31, 2015, the interest rate on the Revolving Credit Facility borrowings and Term Loan was 2.69% and 2.64% respectively.

Our ability to borrow under the Amended Credit Facility is subject to our ongoing compliance with a number of customary financial covenants, including:

•	a maximum leverage ratio of not greater than 0.65:1.00;

•	a minimum fixed charge coverage ratio of not less than 1.30:1.00;

•	a minimum ratio of fixed rate debt and debt subject to hedge agreements to total debt of not less than 66.67%;

•	a maximum secured recourse debt ratio of not greater than 20.0%;

•	a minimum tangible net worth of not less than the sum of $330,788,250 plus an amount equal to 75.0% of the net proceeds of any additional equity issuances; and

•	a maximum secured debt ratio of not greater than 47.5%.

On February 25, 2015, we amended the Amended Credit Facility to address a default with regard to certain financial covenants (see Note 9). In such amendment, the dividend payout ratio was amended to be calculated on a rolling twelve month pro forma basis based on an assumed quarterly dividend of $0.09 per share on our Common Stock (which was the level established by our Board for the fourth quarter of 2014) and the leverage ratio, secured debt ratio and fixed charge coverage ratio covenants were modified for a relief period beginning on December 31, 2014 and ending on September 30, 2015.

We and certain of our subsidiaries guarantee the obligations under the Amended Credit Facility, and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

As of March 31, 2015, after receipt of waivers and amendments, we were in compliance with the above financial covenants with respect to our Amended Credit Facility. We intend to explore alternatives for reducing our leverage and maintaining compliance with our financial covenants, including the possible issuance of additional equity, sales of assets, cost controls or other measures. Although the Amended Credit Facility contains a cross-default provision, as of March 31, 2015, there were no defaults under any of the Company’s other credit facilities that triggered an event of default under the Amended Credit Facility.

Short-Term Liquidity Needs

We believe that we will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. We anticipate using our cash flow from continuing operations, cash and cash equivalents, the sale of assets, and Amended Credit Facility availability to fund our business operations, cash dividends and distributions, debt amortization, and recurring capital expenditures. Capital requirements for significant acquisitions and development projects may require funding from borrowings and/or equity offerings.

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

Commitments

The following table summarizes our contractual commitments as of March 31, 2015 (including future interest payments) (in thousands):

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter

Long-Term Debt Obligations	$925,133	$58,643	$628,780	$174,154	$63,556
Interest Payments on Outstanding Debt Obligations	94,345	28,992	47,045	11,737	6,571
Operating Lease Obligations	35,817	1,923	4,233	2,840	26,821
Purchase Obligations	1,608	1,608	-	-	-
Total (1)	$1,056,903	$91,166	$680,058	$188,731	$96,948

(1)	Excludes joint venture debt of $36.3 million that matures in May 2015 and July 2015, of which we are a 10.0% owner; $53.7 million that matures in May 2015, September 2015 and December 2015, of which we are a 20.0% owner; $132.7 million that matures in July 2016, September 2016 and September 2018, of which we are a 30.0% owner; $82.1 million that matures in January 2016, of which we are a 47.0% owner; $195.8 million that matures in October 2015, June 2016, September 2020 and October 2020, of which we are a 48.0% owner; and $11.2 million that matures in May 2015, of which we are 63.9% owner. We are the guarantor of these debt obligations.

Off-Balance Sheet Arrangements

Joint Ventures

We have investments in real estate ventures with the CB Investors, HSRE, Brandywine and Beaumont that are not consolidated by us. These joint ventures are engaged primarily in owning and managing student housing properties in the United States and Canada. Along with the joint venture partners, we hold joint approval rights for major decisions, including those regarding property acquisition and disposition as well as property operations. As such, we hold noncontrolling interests in these joint ventures and account for them under the equity method of accounting.

We are the guarantor of the construction and mortgage debt and revolving credit facilities of our ventures with HSRE and Beaumont. Detail of our unconsolidated investments at March 31, 2015 is presented in the following table (in thousands):

					Debt
						Weighted
			Number of			Average
	Our	Year	Properties In	Total	Amount	Interest
Unconsolidated Entities	Ownership	Founded	Operation	Investment	Outstanding	Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%	2009	1	$3,719	$11,166	2.68	%(1)	5/09/2015	(3)
HSRE-Campus Crest V, LLC	10.0%	2011	2	-	36,289	2.88	%(1)	5/05/2015 – 7/20/2015	(3)
HSRE-Campus Crest VI, LLC	20.0%	2012	3	6,645	53,706	2.49	%(1)	5/08/2015 – 12/19/2015	(3)
HSRE-Campus Crest IX, LLC	30.0%	2013	1	19,394	90,081	2.38	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%	2013	2	7,836	42,579	2.36	%(1)	9/06/2016 – 9/30/2018
CB Portfolio	48.0%	2013	7	50,674	195,791	5.41	%(2)	10/01/2015 – 10/01/2020
CSH Montreal	47.0%	2013	2	5,515	82,113	5.69	%(1)	1/13/2016
Total unconsolidated entities			18	$93,783	$511,725	4.12%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	Certain loans which matured in May 2015 and are scheduled to mature during July 2015 are in the process of being refinanced as of the date of this filing.

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

We present FFO attributable to common stockholders as a supplemental performance measure because, in excluding real estate-related depreciation and amortization and gains and losses from property dispositions, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating expenses. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by securities analysts, investors, and other interested parties as a basis to compare our operating performance with that of other REITs. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of our properties that result from use or market conditions nor the level of capital expenditures necessary to maintain the operating performance of our properties, all of which have real economic effects and could materially and adversely impact our results of operations, the utility of FFO as a measure of our performance is limited.

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the consolidated financial statements accompanying this report. FFO attributable to common stockholders should not be considered as an alternative to net income (loss) (computed in accordance with U.S. GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with U.S. GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO attributable to common stockholders to our net income (loss) attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014

Net income (loss) attributable to common stockholders	$9,790	$(1,987)
Real estate related depreciation and amortization	19,254	6,677
Real estate related depreciation and amortization from unconsolidated entities	3,370	7,333
Gain on purchase of Copper Beech(1)	(21,642)	-
Gain on sale of assets(2)	(7,748)	-
FFO attributable to common stockholders(3)	$3,024	$12,023

(1)	Includes purchase of remaining interests in 26 wholly owned properties and the purchase of additional interests in 2 operating properties with varying interests. (See Note 6 of the accompanying consolidated financial statements.)
(2)	Includes sale of land parcels and ownership interests in HSRE I and HSRE V. (See Note 7 of the accompanying consolidated financial statements.)
(3)	The fair value debt and purchase accounting adjustments included in equity in earnings related to Copper Beech were $0.6 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively.

In addition to FFO attributable to stockholders, we believe it is also a meaningful measure of our performance to adjust FFO attributable to stockholders to exclude the transaction costs (including those within equity in earnings) and fair value of debt adjustments within our investment in Copper Beech. Also excluded are write-offs, severance expense, and discontinued operations. Excluding these items adjusts FFO attributable to stockholders to be more reflective of operating results prior to capital replacement or expansion, debt amortization of principal, impairments, discontinued operations, or other commitments and contingencies. This measure is referred to herein as FFOA attributable to stockholders.

	Three Months Ended March 31,
	2015	2014

FFO attributable to common stockholders	$3,024	$12,023
Elimination of transaction costs(4)	1,492	585
Elimination of fair value debt and purchase accounting adjustments at our investment in Copper Beech(5)	(637)	(1,754)
Elimination of write-off of other assets(6)	769	-
Elimination of severance(7)	508	-
Elimination of discontinued operations(8)	1,157	(939)
Funds from operations adjusted (FFOA) attributable to common stockholders	$6,313	$9,915

(4)	Includes costs incurred in connection with Copper Beech and CSH Montreal including our proportional share of costs incurred within the ventures.
(5)	Includes our proportionate share of non-cash fair value debt and other purchase accounting adjustments in our investment in Copper Beech accounted for under the equity method.
(6)	During three months ended March 31, 2015, the Company recorded $0.8 million of impairments of other assets related to various balance sheet adjustments.
(7)	We recognized severance expense of $0.5 million, of which $0.4 million relates to the acceleration of restricted shares.
(8)	In connection with the Company’s strategic repositioning initiatives, we discontinued all construction and development operations, which resulted in the income (loss) from discontinued operations of $(1.2) million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2015, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread for borrowing under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowing and from 0.75% to 1.50% for Base Rate borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowing and from 0.70% to 1.45% for Base Rate based borrowings. At March 31, 2015, the spread on our Revolving Credit Facility and Term Loan was 2.69% and 2.64%, respectively.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of March 31, 2015, $447.5 million of our aggregate indebtedness (47.8% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by $4.5 million, assuming that the amount outstanding under our variable rate debt remains at $447.5 million, the balance as of March 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our management concluded that our disclosure controls and procedures for the periods covered by this report were not effective, as of March 31, 2015, because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 1, 2015 (the “2014 Form 10-K”). Management has concluded that the material weaknesses that were present at December 31, 2014 were also present at March 31, 2015.

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in the 2014 Form 10-K, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, fairly present our financial condition, results of operations and cash flows in all material respects.

Remediation Plan

As previously disclosed in the 2014 Form 10-K, to remediate the material weaknesses described under the subheading “Management’s Annual Report on Internal Control Over Financial Reporting” in Part II, Item 9A of the 2014 Form 10-K, we plan to implement the remediation initiatives described under the subheading “Plan for Remediation of Material Weaknesses” in Part II, Item 9A of the 2014 Form 10-K and will continue to evaluate the remediation and may in the future implement additional measures.

In connection with these efforts, in April 2015 our Board of Directors engaged Alvarez & Marsal North America, LLC (“Alvarez & Marsal”), a leading management consulting firm, and appointed David Coles and John Makuch, both Managing Directors at Alvarez & Marsal, as our interim Chief Executive Officer and our interim Chief Financial Officer, respectively. We are also in the process of engaging a third party accounting firm to support our internal audit function and provide additional support to the management team and the Audit Committee with respect to the internal control remediation initiatives. Our management believes the remediation measures described in the 2014 Form 10-K will remediate the identified material weaknesses and strengthen our internal control over financial reporting. As management continues to evaluate and work to improve our internal control over financial reporting, it may be determined that additional measures must be taken to address the material weaknesses identified in Part II, Item 9A of the 2014 Form 10-K, or it may be determined that we need to modify certain of the remediation measures described in the 2014 Form 10-K.

Changes in Internal Control over Financial Reporting

We plan to take actions to remediate the material weaknesses related to our internal control over financial reporting, as described above. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 21, 2015, we and certain of our subsidiaries were named as defendants in a lawsuit filed in the 7th Division of the Jefferson Circuit Court in Jefferson County in Louisville, Kentucky. The case arose from an individual who fell to his death at a construction site located at 2501 South 4th Street, Louisville, Jefferson County, Kentucky. Also named as co-defendants in the case are three other companies associated with the construction and/or employment of the deceased individual. The plaintiffs allege, among other things, we were negligent and/or allowed a dangerous or hazardous condition to exist on the premises. The plaintiffs’ initial complaint did not specify the amount of damages sought. We have filed our responsive pleadings. Based upon the totality of the circumstances, including the existence of insurance coverage and anticipated indemnity from third-parties, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the section entitled "Risk Factors" beginning on page 9 of our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to those risk factors, we have identified the following new or updated risk factors based on our further evaluation and developments subsequent to the filing of the Form 10-K:

Our failure to prepare and file timely our periodic reports with the SEC may make it more difficult for us to access the public markets to raise debt or equity capital and may result in noncompliance with the reporting covenants of the agreements that govern our existing debt.

We did not file our Annual Report on Form 10-K for the year ended December 31, 2014 or this Quarterly Report for the quarter ended March 31, 2015 within the time frame required by the SEC. As a result of our failure to file our Annual Report and this Quarterly Report by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Exchange Act), we are not eligible to file a Form S-3 registration statement to conduct public offerings until our filings with the SEC have been timely made for a full year. Our ineligibility to use Form S-3 during this time period may have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective. This may limit our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.

In addition, the documents that govern our outstanding indebtedness contain customary reporting requirements. If we are unable to timely file reports with the SEC, we may be required to seek further waivers of reporting covenants from our lender group. The cost of our obtaining an amendment or waiver in the future could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver if necessary in the future. Our failure to comply with the reporting covenants of the agreements that govern our existing debt could have a material adverse effect on our financial condition.

Our indebtedness exposes us to a risk of default and reduces our free cash flow, which could materially and adversely affect us.

As of March 31, 2015, our total consolidated indebtedness was approximately $934.5 million. Our debt service obligations expose us to the risk of default and reduced cash available to invest in our business or pay distributions that are necessary to qualify and remain qualified as a REIT. Our ability to meet the ongoing payment obligations of our indebtedness depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our exchangeable senior notes, our credit agreements and our outstanding preferred stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell assets (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity.

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

In connection with the consummation of the acquisition of additional membership interests in the Copper Beech portfolio, we also entered into a tax protection agreement with certain of the selling unitholders participating in the transaction (the “CB Unitholders”), including one or more entities in which Dr. McWhirter has an ownership interest. Pursuant to the tax protection agreement, unless we indemnify the applicable CB Unitholders for certain resulting tax liabilities, we have agreed not to sell or otherwise to dispose of in a taxable exchange during the 7-year tax protection period, any of the seventeen protected properties set forth in the tax protection agreement. Further, we also agreed to allocate to the CB Unitholders, during the 7-year tax protection period, an aggregate amount of at least $100 million of debt of the Operating Partnership (which amount decreases ratably as the number of OP Units held by the CB Unitholders decreases) without any requirement that any CB Unitholder guarantee or directly bear the risk for such indebtedness and, after the end of the 7-year period, to use commercially reasonable efforts to permit the CB Unitholders to enter into guarantees of “qualifying” debt or agreements to return a portion of their deficit capital account so as to permit the CB Unitholders to avoid certain adverse tax consequences.

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

In addition to our consolidated indebtedness, we are guarantor on construction and mortgage debt of our ventures with Harrison Street Real Estate Capital (“HSRE”) and Beaumont Partners SA (“Beaumont”), as described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements. We also have a non-recourse carve-out guaranty and a 10% principal repayment guaranty and were required to deliver a $1.0 million irrevocable standby letter of credit on behalf of Copper Beech Townhome Communities Twenty Three, LLC (“CBTC 23”) relating to the CBTC 23 loan on the Copper Beech Kalamazoo Phase I property (in which we no longer have an equity interest). We have received a copy of a notice of default addressed to CBTC 23 dated June 26, 2015, from the special servicer of the CBTC 23 loan, and although the special servicer has not made a demand under our guaranty or letter of credit with respect to such loan, we believe that such a demand may be forthcoming.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Registration Rights Agreement, dated as of January 30, 2015, by and among Campus Crest Communities, Inc., and the persons listed on Schedule 2.1 (i) thereto (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 3, 2015)

10.2	Tax Protection Agreement, dated as of January 30, 2015, by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, L.P. and the other persons set forth on Schedule 2.1(i) thereto (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 3, 2015)

10.3*	Separation Agreement, dated November 13, 2014, by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr.

10.4*	Separation Agreement, dated February 28, 2015, by and between Campus Crest Communities, Inc. and Angel Herrera

10.5*	First Restated Separation Agreement, dated February 17, 2015, by and between Campus Crest Communities, Inc. and Ted Rollins

31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

 † To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: July 24, 2015

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ John Makuch
John Makuch
Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

10.1	Registration Rights Agreement, dated as of January 30, 2015, by and among Campus Crest Communities, Inc., and the persons listed on Schedule 2.1 (i) thereto (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 3, 2015)

10.2	Tax Protection Agreement, dated as of January 30, 2015, by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, L.P. and the other persons set forth on Schedule 2.1(i) thereto (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 3, 2015)

10.3*	Separation Agreement, dated November 13, 2014, by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr.

10.4*	Separation Agreement, dated February 28, 2015, by and between Campus Crest Communities, Inc. and Angel Herrera

10.5*	First Restated Separation Agreement, dated February 17, 2015, by and between Campus Crest Communities, Inc. and Ted Rollins

31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

†  To be filed by amendment.

