Form 10-Q/A
period 2015-03-31
Campus Crest Communities, Inc.
filed 2015-07-28
CIK 1490983

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

EXPLANATORY NOTE

Campus Crest Communities, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on July 24, 2015 (“Form 10-Q”), for the sole purpose of submitting Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the Interactive Data Files for the Company’s Form 10-Q for the quarter ended March 31, 2015.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks only as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to such original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

PART II

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Registration Rights Agreement, dated as of January 30, 2015, by and among Campus Crest Communities, Inc., and the persons listed on Schedule 2.1 (i) thereto (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 3, 2015)

10.2	Tax Protection Agreement, dated as of January 30, 2015, by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, L.P. and the other persons set forth on Schedule 2.1(i) thereto (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 3, 2015)

10.3*	Separation Agreement, dated November 13, 2014, by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr.

10.4*	Separation Agreement, dated February 28, 2015, by and between Campus Crest Communities, Inc. and Angel Herrera

10.5*	First Restated Separation Agreement, dated February 17, 2015, by and between Campus Crest Communities, Inc. and Ted Rollins

31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the Consolidated Financial Statements.

_____________________________

*	Previously filed with the Form 10-Q.
**	Previously furnished with the Form 10-Q.
+	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2015

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ John Makuch
John Makuch
Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

10.1	Registration Rights Agreement, dated as of January 30, 2015, by and among Campus Crest Communities, Inc., and the persons listed on Schedule 2.1 (i) thereto (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 3, 2015)

10.2	Tax Protection Agreement, dated as of January 30, 2015, by and among Campus Crest Communities, Inc., Campus Crest Communities Operating Partnership, L.P. and the other persons set forth on Schedule 2.1(i) thereto (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 3, 2015)

10.3*	Separation Agreement, dated November 13, 2014, by and between Campus Crest Communities, Inc. and Donald L. Bobbitt, Jr.

10.4*	Separation Agreement, dated February 28, 2015, by and between Campus Crest Communities, Inc. and Angel Herrera

10.5*	First Restated Separation Agreement, dated February 17, 2015, by and between Campus Crest Communities, Inc. and Ted Rollins

31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the Consolidated Financial Statements.

_____________________________

*	Previously filed with the Form 10-Q.
**	Previously furnished with the Form 10-Q.
+	Filed herewith.