Form 10-K/A
period 2014-12-31
Campus Crest Communities, Inc.
filed 2015-08-25
CIK 1490983

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There were 64,756,541 shares of the registrant’s common stock outstanding with a par value of $0.01 per share as of the close of business on August 20, 2015. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $563.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Campus Crest Communities, Inc. (together with its subsidiaries, referred to herein as the “Company”) for the fiscal year ended December 31, 2014 as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing and information in Item 5 of Part II of the Original Filing because the Company did not file a definitive proxy statement within 120 days after the end of its 2014 fiscal year. In addition, this Form 10-K/A updates the cover page of the Original Filing and amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4 and 5 omitted since no financial statements are contained within this Form 10-K/A.

Except for the foregoing, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Filing to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Filing. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

2

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information about our Amended and Restated Equity Incentive Compensation Plan is incorporated by reference to Part III hereof.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Biographical Information Regarding Our Directors

Our Board of Directors currently consists of eight directors. At each annual meeting of stockholders, the directors are elected to serve for one-year terms until the following annual meeting of stockholders and until their successors are duly elected and qualified. Based on its review of the relationships between the directors and the Company, the Board of Directors has affirmatively determined that the following directors are “independent” under the rules of the New York Stock Exchange, or NYSE: Randall Brown, Lauro Gonzalez-Moreno, Richard S. Kahlbaugh, James W. McCaughan, Denis McGlynn, Curtis McWilliams, Raymond Mikulich and Daniel L. Simmons.

The following table sets forth the name and age of each director, indicating the positions and offices currently held with us by the director.

Name	Age	Title
Lauro Gonzalez-Moreno	53	Director
Richard S. Kahlbaugh	55	Chairman of the Board
Randall H. Brown	57	Director
Curtis McWilliams	59	Director
Raymond Mikulich	62	Director
Daniel L. Simmons	62	Director
James W. McCaughan	64	Director
Denis McGlynn	69	Director

The biographical descriptions below set forth certain information with respect to each director currently serving on our Board of Directors. Richard S. Kahlbaugh, Denis McGlynn and Daniel L. Simmons have served on the Board of Directors since our initial public offering in October 2010.

Lauro Gonzalez-Moreno Committees: • Compensation

Mr. Gonzalez-Moreno has been a member of our Board of Directors since May 2013. Since 2008 he has held various roles at Amgen, Inc., a pharmaceutical company, including Executive Director, Business Performance Team and Enterprise Risk Management and Executive Director, Acquisition Integration Center of Excellence. From 2005 to 2008, he served as CEO of Vita Brevis, a business development and consulting company he co-founded. Prior to Amgen, he served as CEO of companies owned by Vodafone, Citigroup, and Loral Space and Communications. Mr. Gonzalez-Moreno also held the role of CEO at Satmex, the largest Latin-American satellite operator with commercial operations in 38 countries. As CEO, he guided the organization through its privatization, corporate transformation, and international growth. He started his career at McKinsey and Company in Mexico, and later pioneered the firm’s start-up operations in Brazil. Throughout his career he has served on multiple boards, most recently serving on the Board and Audit Committees of Maxcom Telecomunicaciones, a NYSE listed company. Mr. Gonzalez-Moreno received his BS from Texas A&M University and his MBA from the Fuqua School of Business at Duke University.

Our Board of Directors determined that Mr. Gonzalez-Moreno’s extensive experience in corporate restructuring and refinancing, in addition to his breadth of management experience makes him well-qualified to serve on our Board of Directors.

Richard S. Kahlbaugh Committees: • Nominating and Corporate Governance (Chair) • Executive (Chair) • Transaction • Risk & Investment

Mr. Kahlbaugh has been a member of our Board of Directors since October 2010 and currently serves as Board Chairman. From November 2014 until February 2015 Mr. Kahlbaugh served as our Interim Chief Executive Officer. Since April 2010, Mr. Kahlbaugh has served as the chairman, chief executive officer and president of Fortegra Financial Corporation (NYSE: FRF) (“Fortegra”), an insurance services company which was publicly-traded until it was sold to Tiptree Financial, Inc. in December 2014. Since June 2007, Mr. Kahlbaugh has served as the Chief Executive Officer and President of Fortegra and from 2004 until June 2007, he served in various roles at Fortegra, including Chief Operating Officer from 2004 until June 2007, Executive Vice President from 2006 to 2007 and Senior Vice President from 2004 to 2006. Mr. Kahlbaugh received his BA from the University of Delaware and his JD from the Delaware Law School.

Our Board of Directors determined that Mr. Kahlbaugh’s senior management experience, as well as his experience in general business finance and operations, make him well-qualified to serve on our Board of Directors.

James W. McCaughan Committees • Audit (Chair)

Mr. McCaughan has been a member of our Board of Directors since April 2014. Mr. McCaughan currently is a Partner for New Phase Advisory Services, a small boutique consulting firm that provides advice to “C” level executives and also provides interim CEO and CFO services. From January 2008 to June 2013, Mr. McCaughan served as Senior Vice President and Chief Financial Officer for De Lage Landen Financial Services a subsidiary of Rabobank in the Netherlands. As the CFO, Mr. McCaughan was responsible for overseeing the U.S. operations and its $11 billion portfolio. De Lage Landen specializes in vendor relationships in the small and mid-ticket leasing industry. Prior to De Lage Landen, Mr. McCaughan was the Senior Vice President and Chief Financial Officer of Campus Crest Group, a predecessor entity to the Company, from February 2006 to December 2007.

Prior to Campus Crest Group, Mr. McCaughan was a Partner at CD Ventures (now Julip Run Capital), a small private equity firm specializing in raising equity, mezzanine financing and structured debt to acquire emerging businesses with revenues between $10 million to $100 million from May 2003 to February 2006.

For 20 years Mr. McCaughan worked at Rollins Leasing Corp (RLC–NYSE) in Wilmington, DE, (one of the top 3 Truck Leasing and Logistics firms in the U.S.) in various levels of executive management with his last position as VP of Administration, Treasurer and Chief Financial Officer. Subsequent to the sale of Rollins Leasing Corp to Penske Leasing/GE Capital, Mr. McCaughan was given the responsibility for the overall integration of Rollins Leasing Corp into Penske Leasing Corp. Mr. McCaughan started his career with Coopers & Lybrand in the Philadelphia office. He subsequently worked for Ford Motor Company in Dearborn, MI working in the finance organization. Mr. McCaughan left Ford Motor Company to become Corporate Controller at National Railway Utilization Corp. located in Greenville, SC and oversaw the Company’s growing from a privately held organization to its initial public offering.

Mr. McCaughan received his undergraduate degree in Business from Villanova University and his MBA from St. Joseph’s University.

Our Board of Directors determined that Mr. McCaughan’s experience with our predecessor and his accounting and financial experience make him well-qualified to serve on our Board of Directors. Our Board of Directors has also determined that Mr. McCaughan qualifies as an “audit committee financial expert” as defined by the rules of the SEC.

Denis McGlynn Committees: • Risk & Investment	Mr. McGlynn has been a member of our Board of Directors since October 2010. Since October 1996, Mr. McGlynn has served as the President, Chief Executive Officer and Director of each of Dover Downs Gaming & Entertainment, Inc. and Dover Motorsports, Inc. Dover Downs Gaming & Entertainment, Inc. (NYSE: DDE) is a publicly-traded gaming and entertainment company. Dover Motorsports, Inc. (NYSE: DVD) is a publicly-traded holding company that markets and promotes motorsports entertainment in the United States. Since November 1979, Mr. McGlynn has served as President of Dover Downs, Inc., the predecessor of both Dover Downs Gaming & Entertainment, Inc. and Dover Motorsports, Inc. Mr. McGlynn received his BBA from Pace College and was an officer in the United States Air Force.

Our Board of Directors determined that Mr. McGlynn’s public company and business management experience makes him well-qualified to serve on our Board of Directors.

Daniel L. Simmons Committees: • Compensation (Chair) • Risk & Investment • Executive

Mr. Simmons has been a member of our Board of Directors since October 2010. In January 2002, Mr. Simmons co-founded Harbor Retirement Associates, LLC, a senior living development and management company, and Mr. Simmons served as a principal of HRA Holdings, LLC, the holding company of Harbor Retirement Associates, LLC, until July 2012. Presently, Mr. Simmons serves as a consultant to the senior living industry. Prior to forming HRA Holdings, LLC, Mr. Simmons served as a consultant to CNL Financial Group, Inc., where he provided advice on the formation, registration and strategic direction of CNL Retirement Properties, Inc., an unlisted REIT. Mr. Simmons attended Florida State University and the University of South Florida.

Our Board of Directors determined that Mr. Simmons’ REIT, property development and management experience makes him well-qualified to serve on our Board of Directors.

Curtis McWilliams Committees: • Nominating and Corporate Governance • Risk & Investment (Chair) • Transaction (Chair) • Audit

Mr. McWilliams has been a member of our Board of Directors since May 2015. Mr. McWilliams is a real estate industry veteran with over 25 years of experience in finance and real estate. Mr. McWilliams currently serves as a member of the Ashford Hospitality Prime, Inc. Board of Directors and retired from his position as President and Chief Executive Officer of CNL Real Estate Advisors, Inc. in 2010 after serving in such role since 2007. CNL Real Estate provides advisory services relating to commercial real estate acquisitions and asset management and structures strategic relationships with U.S. and international real estate owners and operators for investments in commercial properties across a wide variety of sectors. From 1997 to 2007, Mr. McWilliams also served as the President and Chief Executive Officer, as well as serving as a director from 2005 to 2007, of Truststreet Properties, Inc., which under his leadership became the then-largest publicly-traded restaurant REIT with over $3 billion in assets. Mr. McWilliams has approximately 13 years of experience with REITs and, during his career at CNL Real Estate, helped launch and then served as the President of two REIT joint ventures between CNL Real Estate and Macquarie Capital and the external advisor for both such REITs. Mr. McWilliams previously served on the Board of Directors and as the Audit Committee Chairman of CNL Bank, a state bank in the State of Florida, from 1999 to 2004. Mr. McWilliams also has approximately 13 years of investment banking experience at Merrill Lynch & Co., where he started as an associate and later served for several years as a Managing Director. Mr. McWilliams has a Master’s degree in Business with a concentration in Finance from the University of Chicago Graduate School of Business and a Bachelor of Science in Engineering in Chemical Engineering from Princeton University.

Our Board of Directors determined that Mr. McWilliams broad real estate experience, including extensive experience with REITs, as well as his financial markets experience, make him well qualified to serve on our Board of Directors.

Randall H. Brown Committees: • Audit • Compensation	Mr. Brown has been a member of our Board of Directors since May 2015. Mr. Brown’s qualifications as a director include his 20 years of experience in the real estate and student housing industry. He most recently served as the Executive Vice President, Chief Financial Officer and Treasurer of Education Realty Trust, Inc., the second largest public student housing REIT in the United States, from January 2005 until June 2014. Mr. Brown joined Education Realty Trust’s predecessor company, Allen & O’Hara, Inc., as its Chief Financial Officer, Treasurer and Secretary in June 1999. Prior to joining Allen & O’Hara, Mr. Brown served as director of corporate finance for Promus Hotel Corporation (now part of Hilton Hotels Corporation). Prior to his promotion to director of corporate finance, Mr. Brown served as manager of capital analysis and planning for Promus. Mr. Brown began his career at Price Waterhouse LLP and also held various financial and accounting positions at International Paper Company and Holiday Inn, Inc. Mr. Brown received a BBA from the University of Memphis and a B.S. from the University of Tennessee at Martin. Mr. Brown is a Certified Public Accountant (inactive), a member of the American Institute of Certified Public Accountants and currently serves on the Real Estate Advisory Board at Fogelman College of Business at the University of Memphis and as an Advisory Board Member, College Business & Global Affairs, at the University of Tennessee, Martin.

Our Board of Directors determined that Mr. Brown’s significant experience in the real estate and student housing industries, including particularly his experience as an executive officer of one of the largest publicly-traded student housing REITs in the nation, make him well qualified to serve on our Board of Directors.

Raymond Mikulich Committees: • Transaction • Risk & Investment

Mr. Mikulich has been a member of our Board of Directors since May 2015. Mr. Mikulich is a veteran real estate finance and investment professional who has successfully navigated five real estate cycles in his 40-year career. He currently serves as the Chairman of Altus Group Limited, a real estate software, services and data company listed on the Toronto stock exchange. He is also Managing Partner and Chief Investment Officer for Ridgeline Capital Group, LLC, and the Chief Executive Officer of HomeLPC, LLC. Both entities are real estate investment companies based in New York, NY. Previously, Mr. Mikulich was head of Apollo Global Real Estate North America from September 2010 until December 2011 and was co-head and functioned as chief executive officer of Lehman Brothers Real Estate Private Equity from 1999 through March 2007 and head of Lehman Brothers’ Real Estate Investment Banking prior to that. Mr. Mikulich was a Managing Director of Lehman Brothers and a member of the firm’s private equity investment and operating committees. Prior to joining Lehman Brothers in 1982, Mr. Mikulich was with LaSalle National Bank, Chicago, and its parent ABN/AMRO, for seven years, where he was involved in property acquisitions and joint ventures on behalf of European pension funds, real estate and REIT restructurings and lending. He has served as a Trustee of the Urban Land Institute, on the Board of The Real Estate Roundtable, as a member of the Advisory Board of the National Association of Real Estate Investment Trusts (NAREIT), as well as numerous other industry organizations and the Real Estate Advisory Boards at Harvard, Columbia University and the University of Wisconsin. Mr. Mikulich received a B.A. at Knox College and a J.D. from Chicago Kent College of Law. Mr. Mikulich is a Certified Counsel of Real Estate and Chartered Surveyor.

Our Board of Directors determined that Mr. Mikulich’s career and significant experience in the real estate industry and vast knowledge and experience in real estate finance and investment make him well qualified to serve on our Board of Directors.

Biographical Information Regarding Our Executive Officers

The following table contains information regarding the executive officers of the Company. These officers are appointed annually by the Board of Directors and serve at the Board’s discretion:

Name	Age	Title
David Coles	50	Interim Chief Executive Officer
Aaron Halfacre	42	President and Chief Investment Officer
John Makuch	44	Interim Chief Financial Officer
Scott Rochon	40	Chief Accounting Officer

The descriptions below set forth biographical information regarding executive officers who are not directors:

David Coles	Mr. Coles has served as the Company’s Interim Chief Executive Officer since April 2015. Mr. Coles is a Managing Director with Alvarez & Marsal North America (“Alvarez & Marsal”). He specializes in business performance improvement, profitability analysis, working capital management and interim management. His primary areas of expertise include the formulation and implementation of improvement plans for underperforming businesses. Mr. Coles has served in senior advisory and interim CEO, CRO, CFO and COO roles. Mr. Coles most recently served as an advisor to M*Modal Inc., a $300 million revenue provider of transcription services and to ASR Software. Prior to M*Modal Inc., from 2011-2012, Mr. Coles was CFO of PHH Corp, a publicly traded residential mortgage originator, servicer and fleet management business. His role at this business involved managing internal and external financial reporting, evaluating strategic alternatives, capital raising, rating agency and investor communications, cash flow projection/reporting and working capital improvement.

During his service at Campus Crest, Mr. Coles will continue to be employed by Alvarez & Marsal and will not receive any compensation directly from the Company or participate in any of the Company’s employee benefit plans. The Company will instead pay Alvarez & Marsal an hourly rate of $750 per hour for the services provided by Mr. Coles, and will reimburse Alvarez & Marsal for certain expenses.

Aaron Halfacre

Mr. Halfacre has served as our President and Chief Investment Officer since February 2015. Mr. Halfacre joined the Company in August 2014 as Executive Vice President – Capital Markets, and was promoted to Chief Investment Officer in October 2014. Mr. Halfacre, as chair of our investment committee, oversees all capital deployment decisions pertaining to acquisitions, dispositions and new developments. Additionally, he leads our capital market activities with the investment and lending communities as well as the firm’s investor relations effort.

From October 2012 to May 2014, Mr. Halfacre served as Senior Vice President with Cole Real Estate Investments (NYSE: COLE), a NYSE listed REIT which subsequently merged with American Realty Capital Properties (NYSE: ARCP). At Cole and ARCP, Mr. Halfacre was tasked with capital markets activity and corporate strategy. From November 2005 to October 2012, Mr. Halfacre held senior leadership roles at BlackRock, Inc., the world’s largest investment manager, including serving as COO and member of the investment committee of an $18 billion global equities platform as well as Chief of Staff and Head of Product Development for BlackRock’s global real estate group. From June 2004 to November 2005, Mr. Halfacre served as Director of Marketing and Investor Relations at Green Street Advisors, a leading independent REIT research firm. Earlier experience includes time spent with Lehman Brothers and Charles Schwab.

Mr. Halfacre is a CFA® charterholder, has an MBA in finance from Rice University and holds an undergraduate degree in accounting from the College of Santa Fe.

John Makuch

Mr. Makuch has served as the Company’s Interim Chief Financial Officer since April 2015. Mr. Makuch is a Managing Director with Alvarez & Marsal. During the past 22 years, Mr. Makuch has assisted firms in the execution of financial and operational performance improvement initiatives and has served as an interim officer of his clients, including roles as a CEO, COO, CFO, CRO, Controller and Treasurer. Mr. Makuch recently served as the Chief Restructuring Officer for a national developer and builder of multi-family housing and student housing projects. His position’s role included forecasting and managing liquidity, developing a multi-year business plan and disposition plan for certain assets, assisting the management team with rationalization of corporate overhead expenses, separating the multi-family business from the student housing business, and negotiating a restructuring of the company’s credit agreement with a lender group.

During his service at Campus Crest, Mr. Makuch will continue to be employed by Alvarez & Marsal and will not receive any compensation directly from the Company or participate in any of the Company’s employee benefit plans. The Company will instead pay Alvarez & Marsal an hourly rate of $700 per hour for the services provided by Mr. Makuch, and will reimburse Alvarez & Marsal for certain expenses.

Scott Rochon

Mr. Rochon has served as Chief Accounting Officer of the Company since October 2014, and is responsible for our accounting operations. Mr. Rochon joined the Company as Senior Vice President and Corporate Controller in December 2012, and was promoted to Chief Accounting Officer in October 2014. From November 2014 to April 2015, Mr. Rochon served as Acting Chief Financial Officer of the Company.

From 2002 through 2012, Mr. Rochon served in various finance roles within Kerzner International Hotels Limited, an international developer and operator of destination resorts, casinos and luxury hotels, including serving as Corporate Vice President of Accounting from January 2009 to December 2012. During this time, Mr. Rochon led corporate accounting activities, provided direction to property level finance departments, and served in other financial oversight roles. Mr. Rochon was in the audit practice at Arthur Andersen, LLP from 1997 to 2002. He received his BS from Virginia Tech and is a certified public accountant.

Audit Committee

Our Audit Committee consists of James W. McCaughan, Randall Brown and Curtis McWilliams, each of whom is an independent director. Each member of the Audit Committee is financially literate and able to read and understand fundamental financial statements. Mr. McCaughan chairs our Audit Committee and serves as our Audit Committee financial expert, as that term is defined by the SEC. Our Audit Committee assists the Board in overseeing, among other things:

•	our system of internal controls;

•	our accounting and financial reporting processes;

•	the integrity and audits of our consolidated financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications and independence of our independent auditors; and

•	the performance of our independent auditors and any internal auditors.

Our Audit Committee also is responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal controls. The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Our Board of Directors has adopted a policy for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K. The policy provides that the Audit Committee is responsible for reviewing and approving or disapproving all interested transactions, including any transaction, arrangement or relationship in which (i) the amount involved may be expected to exceed $120,000 in any fiscal year, (ii) we will be a participant and (iii) a related person has a direct or indirect material interest. A related person is defined as an executive officer, director or nominee for election as director, or a greater than 5% beneficial owner of our common stock, or an immediate family member of the foregoing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“10% Holders”), to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% Holders are required by SEC regulations to furnish our company with copies of all Section 16(a) forms that they file. Based on our review of the copies of such forms filed on behalf of our executive officers and directors and written representations from such reporting persons, we believe that all of our executive officers and directors complied with the Section 16(a) filing requirements applicable to them with respect to all transactions during the fiscal year ended December 31, 2014.

Corporate Governance Matters

We have adopted a code of business conduct and ethics that applies to all our executive officers, employees and each member of our Board of Directors. We anticipate that any waivers of our code of business conduct and ethics will be posted on our website. Our code of business conduct and ethics is available at our website at www.campuscrest.com in the “Corporate Governance” area of the “Investors” section.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company experienced significant turnover in its named executive officers during 2014 and early 2015 as our Board of Directors began to implement a strategic repositioning of the Company:

•	In October 2014, Brian L. Sharpe, Executive Vice President, Chief Facilities and Construction Officer, and Robert Dann, Chief Operating Officer, resigned. Angel Herrera, then serving as Chief Operating Officer of our property management subsidiary, was promoted to Chief Operating Officer of the Company, Mr. Halfacre was promoted to Chief Investment Officer, and Mr. Rochon was promoted to the newly created position of Chief Accounting Officer.

•	In November 2014, Ted W. Rollins, Chairman and Chief Executive Officer, and Donald L. Bobbitt, Chief Financial Officer and Secretary, resigned. Mr. Kahlbaugh, then serving as our Lead Independent Director, was named Chairman of the Board and served as Interim Chief Executive Officer from November 2014 until February 2015. Mr. Rochon was appointed as Acting Chief Financial Officer, in addition to his responsibilities as Chief Accounting Officer.

•	In February 2015, Mr. Herrera resigned from his position as Chief Operating Officer, and Mr. Halfacre was promoted to the additional role as President of the Company.

•	In April 2015, our Board appointed Alvarez & Marsal Managing Directors David Coles, as Interim Chief Executive Officer, and John Makuch, as Interim Chief Financial Officer.

As a result of these significant changes, the list of executives deemed to be serving as our “named executive officers” at various times during 2014 for purposes of this Item is longer than would typically be required, and includes the following:

•	Ted W. Rollins, who served as Chairman and Chief Executive Officer from January 1, 2014 until his resignation on November 3, 2014;

•	Richard Kahlbaugh, who served as Chairman and Interim Chief Executive Officer from November 4, 2014 through December 31, 2014;

•	Michael S. Hartnett, who served as Vice-Chairman of Special Projects;

•	Donald L. Bobbitt, Jr., who served as Executive Vice President and Chief Financial Officer and Secretary from January 1, 2014 until his resignation on November 3, 2014;

•	Robert Dann, who served as Executive Vice President and Chief Operating Officer from January 1, 2014 until his resignation on October 1, 2014;

•	Brian L. Sharpe, who served as Executive Vice President, Chief Facilities and Construction Officer, from January 1, 2014 until his resignation on October 1, 2014;

•	Angel Herrera, who served as Executive Vice President and Chief Operating Officer of our property management subsidiary from April 28, 2014 until October 1, 2014, and as our Executive Vice President and Chief Operating Officer from October 1, 2014 through December 31, 2014;

•	Aaron Halfacre, our President and Chief Investment Officer, who served as our Executive Vice President and Chief Investment Officer as well as our Executive Vice President – Capital Markets during 2014; and

•	Scott Rochon, our Chief Accounting Officer, who also served as our Acting Chief Financial Officer from November 2014 to April 2015 and our Senior Vice President and Corporate Controller during 2014.

The following discussion and analysis of our 2014 compensation program for our named executive officers should be read together with the tables and related footnote disclosures detailed below.

Executive Compensation Program Objectives

The primary objectives of our executive compensation program are to attract, motivate and retain talented, high-caliber executives necessary to lead us in achieving business success, and to align their compensation with our short-term and long-term goals. To do this, our compensation program for executive officers is made up of the following components: (i) base salary, intended to compensate our executive officers for work performed during the fiscal year; (ii) annual cash bonuses, intended to reward our executive officers based on our yearly performance and their individual performance during the fiscal year; and (iii) equity-based awards under our Amended and Restated Equity Incentive Compensation Plan, designed to align our executive officers’ interests with our long-term performance. For all named executive officers, compensation is intended to be significantly performance-based, reflecting our belief that compensation paid to executive officers should be closely aligned with the performance of our company on both a short-term and long-term basis and the value realized for stockholders.

In establishing compensation for executive officers, the following summarizes our primary objectives:

•	attract and retain individuals of superior ability and managerial talent;

•	ensure senior officer compensation is aligned with our corporate strategies and business objectives and the long-term interests of our stockholders;

•	increase the incentive to achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance goals in these areas; and

•	enhance the officers’ incentives to provide increased value to stockholders, as well as promote retention of key management personnel, by providing a portion of total compensation opportunities for senior management in the form of shares of our common stock and other equity and equity-based awards.

Taking into consideration the foregoing objectives, we structure total compensation for our executives to provide a guaranteed amount of cash compensation in the form of base salaries, while also providing a meaningful amount of annual cash compensation that is at risk and dependent on our performance and the individual performance of the executives, in the form of annual bonuses. We also seek to provide a portion of total compensation in the form of equity-based awards in order to align the interests of executives and other key employees with those of our stockholders, and for retention purposes.

Role of the Compensation Committee and Management

The Compensation Committee, pursuant to its charter, determines all performance goals and compensation decisions for the chief executive officer and determines compensation decisions for the other named executive officers, including decisions regarding non-equity compensation and equity awards. In doing so, the Compensation Committee consults with our chief executive officer and our officers as appropriate. The Compensation Committee believes it is valuable to consider the recommendations of our chief executive officer and our other executive officers with respect to these matters because, given their knowledge of our operations, the student housing industry and the day-to-day responsibilities of our executive officers, they are in a unique position to provide the Compensation Committee perspective into the performance of our executive officers in light of our business at a given point in time.

The Compensation Committee is charged with, among other things, the responsibility of reviewing executive officer compensation policies and practices to ensure adherence to our compensation philosophies and that the total compensation paid to our executive officers is fair, reasonable and competitive, taking into account our competitive position within our industry and our named executive officers’ level of expertise and experience in their positions. The Compensation Committee’s primary responsibilities with respect to determining executive compensation are (i) setting and evaluating performance objectives for our senior management; (ii) approving all amendments to, and terminations of, all compensation plans and any awards under such plans; (iii) granting any awards under any performance-based annual bonus, long-term incentive compensation and equity compensation plans to executive officers; (iv) approving which executive officers and other employees receive awards under our equity and incentive compensation plans; and (v) conducting an annual review of all compensation plans.

Compensation Committee Consideration of the 2014 Vote on Executive Compensation

In determining our executive compensation program for 2014, the Compensation Committee considered the results of the 2014 advisory vote of our stockholders on executive compensation presented in our 2014 proxy statement. The Compensation Committee noted that more than 75% of the votes cast approved the compensation of our named executive officers as described in our 2013 proxy statement. The Compensation Committee believes that these voting results demonstrate stockholder support for the Company’s current executive compensation programs and practices. Therefore, the Compensation Committee did not make any specific changes in the executive compensation program in response to the 2014 advisory vote.

Components and Criteria of Executive Compensation

The following narrative discusses the components of our named executive officer compensation program, including annual cash compensation, equity awards, and health and retirement benefits.

Annual Base Salary

Our named executive officers receive an annual base salary based on position-specific responsibilities, taking into account competitive market compensation for similar positions, the skills and experience of the individual, internal equity among executive officers and individual performance. For 2014, we paid Mr. Rollins an annualized base salary of $450,000. Pursuant to the terms of their respective employment agreements, we paid Mr. Hartnett an annualized base salary of $380,000, Mr. Bobbitt an annualized base salary of $320,000, Mr. Dann an annualized base salary of $360,000, Mr. Sharpe an annualized base salary of $275,000, Mr. Herrera an annualized base salary of $290,000 through October 1, 2014 and an annualized base salary of $325,000 through the end of 2014, Mr. Halfacre an annualized base salary of $275,000 from his hire date of July 31, 2014 through October 1, 2014 and an annualized base salary of $300,000 through the end of 2014, Mr. Rochon an annualized base salary of $187,200 through October 1, 2014 and an annualized base salary of $202,000 through the end of 2014. Mr. Kahlbaugh, who served as our interim chief executive officer from November 4, 2014 through February 15, 2015, did not receive any additional compensation for his service as interim chief executive officer of the Company during 2014, but he did continue to receive director’s fees for his service as a director of the Company during 2014. See “Executive Compensation – Non-Management Director Compensation for 2014” for more information regarding the director’s fees Mr. Kahlbaugh received for 2014.

Subject to the employment agreements, the Compensation Committee considers salary levels for our named executive officers annually as part of our performance review process as well as upon any promotion or other change in job responsibility. Changes in salary may reflect changes in the cost of living, changes in compensation paid by other employers, or the Compensation Committee’s assessment, in consultation with our chief executive officer and our other executive officers, of the individual’s performance.

Annual Incentive Compensation Program

In addition to an annual base salary, we have an annual incentive compensation program that consists of cash bonuses and restricted stock awards. The awards are designed to incentivize our named executive officers at a variable level of compensation based on our and such individual’s performance. In connection with the annual incentive compensation program, our Compensation Committee determines annual performance criteria that are flexible and that change with the needs of our business. Our incentive compensation program is designed to reward the achievement of specific financial and operational objectives. Pursuant to the program and their several employment agreements, for 2014, our named executive officers were eligible for a cash bonus of between 75% and 100% of their base salary through December 31, 2014, and a restricted stock award of between 75% and 100% of their base salary through December 31, 2014, depending on their achievement of individualized performance goals and the relative weighting of the applicable goals. In some cases, our incentive compensation program sets a threshold goal for a minimum award and an outperformance goal for a greater award. Achievement in excess of the threshold goal results in a pro rata increase in the amount of the bonus or stock award attributable to that goal, up to the point where achievement equals or exceeds the outperformance goal.

In 2014, our Compensation Committee considered the overall performance of the Company in determining not to award any cash bonuses or restricted stock awards under the annual incentive compensation program for 2014. Mr. Herrera and Mr. Halfacre were entitled to certain awards pursuant to the terms of their employment agreements, as discussed below.

Annual Incentive Compensation Program — Cash Bonuses

The Compensation Committee approved annual cash bonuses for two of the named executive officers for 2014 at the following levels based on the terms of their employment agreements:

Executive	2014 Bonus[1]	Amount Paid in Cash	Amount Satisfied in Shares of Restricted Common Stock
Aaron Halfacre	$290,000	$-	$290,000
Angel Herrera	50,000	50,000	-

1.	For both Mr. Halfacre and Mr. Herrera the bonus was awarded as a condition of their respective employment agreements.

Annual Incentive Compensation Program — Equity Awards

Equity awards pursuant to our annual incentive compensation program and the other equity awards noted below are made to our named executive officers pursuant to our Amended and Restated Equity Incentive Compensation Plan. Time-vested equity awards are designed to focus and reward our named executive officers in accordance with our long-term goals and enhance stockholder value. In addition, because vesting is based on continued employment, our equity-based incentives also encourage the retention of our named executive officers through the award vesting period.

Pursuant to our annual incentive compensation program, performance-based equity grants were approved by the Compensation Committee for Angel Herrera. Mr. Herrera was awarded 11,137 shares of performance-based restricted common stock related to the successful performance of various goals included in his offer letter and related to his performance as Chief Operating Officer of the Company’s property management subsidiary prior to his promotion to Chief Operating Officer of the Company. Because this award was made in 2014, pursuant to applicable SEC disclosure rules such awards are reflected in the “Stock/OP Unit Awards” column of the Summary Compensation Table and the 2014 Grants of Plan-Based Awards Table in this annual report on Form 10-K/A.

Executive	2014 Performance-Based Equity Awards
Angel Herrera	11,137

For the year ended December 31, 2014 our Compensation Committee determined not to award any other equity awards to our named executive officers.

Contractually-Required Restricted Stock Awards

As a condition of his employment agreement entered into on July 31, 2014 and our Amended and Restated Equity Incentive Compensation Plan, the following awards of restricted common stock were made to Aaron Halfacre.

Executive	Shares of Restricted Common Stock Granted Pursuant to Employment Agreement
Aaron Halfacre(1)(2)	50,000

(1)	Vesting of the shares will be triggered by the following conditions:

(i)	10,000 shares upon the Company's common share price closing at or above $9.00 per share prior to the third anniversary of the grant date;

(ii)	15,000 shares upon the Company's common share price closing at or above $10.00 per share prior to the third anniversary of the grant date;

(iii)	15,000 shares upon the Company's common share price closing at or above $11.50 per share prior to the third anniversary of the grant date; and

(iv)	10,000 shares upon the Company's common share price closing at or above $13.00 per share prior to the third anniversary of the grant date.

(v)	Shares will not vest prior to the first anniversary of the grant date.

Any unvested shares will immediately vest upon a change of control, but only to the extent that the share price thresholds described above have been satisfied. If the share prices set forth above are not achieved prior to the third anniversary of July 31, 2014, these grants will be forfeited.

(2)	Until such time as the shares may be forfeited, Mr. Halfacre will be entitled to be paid an amount in dividends each quarter on the unvested shares to the extent that the Company pays dividends on its common stock.

Benefits and Perquisites

Each of our named executive officers may participate in the standard company benefits that we offer to all full-time employees. These benefits include medical, dental and vision insurance, life insurance, paid time off and a 401(k) retirement plan, to which we make matching contributions. In addition, certain of our named executive officers received an automobile allowance of up to $12,000 per year, plus reimbursement for the costs of reasonable repairs, operating expenses and gas. During 2014 until November 3, 2014, our senior officers and management were also permitted to use our leased aircraft for personal travel, provided that they reimbursed us for our incremental cost associated with their actual usage.

Severance

Under their employment agreements, certain of our named executive officers are entitled to receive severance payments and benefits under certain circumstances in the event that his or her employment is terminated by us without “cause” or by the executive for “good reason,” or in the event of a “change of control” of us (each as defined in the applicable employment agreement). These severance payments and benefits are designed to protect and compensate our named executive officers under those circumstances. These circumstances, payments and benefits are described below under “Potential Payments upon Termination or Change of Control.”

Employment Agreements

Agreements with Current Executive Officers

Aaron Halfacre

On July 31, 2014, the Company entered into an employment agreement with Mr. Halfacre to serve as Executive Vice President – Capital Markets (the “2014 Halfacre Employment Agreement”). The 2014 Halfacre Employment Agreement has a term until July 31, 2016, with automatic renewals for one-year terms unless either we or Mr. Halfacre give 90 days’ notice that the term will not be extended. The 2014 Halfacre Employment Agreement provides for an initial base salary of $275,000, which was increased to $300,000 effective October 1, 2014 (which may be increased by the Compensation Committee and the Board of Directors), a target bonus of 75% of base salary (with the actual bonus to be determined by the Compensation Committee and the Board of Directors), eligibility for grants of equity pursuant to the Amended and Restated Equity Incentive Compensation Plan and eligibility to participate in any other employee benefit plans, insurance policies or contracts maintained by us relating to retirement, health, disability, vacation, auto and other related benefits.

Pursuant to the 2014 Halfacre Employment Agreement, Mr. Halfacre is entitled to certain additional payments and benefits in the event his employment is terminated under certain circumstances. For a description of these payments and benefits, see “—Potential Payments upon Termination or Change of Control.”

The 2014 Halfacre Employment Agreement does not contain an Internal Revenue Code Section 280G excise tax gross-up provision.

The Board of Directors appointed Mr. Halfacre to the additional role of President of the Company effective February 15, 2015.

On June 12, 2015, the Company entered into an amended and restated employment agreement with Mr. Halfacre.

Scott Rochon

On October 1, 2014, the Board appointed Scott Rochon to serve as the Company’s Chief Accounting Officer. In connection with Mr. Rochon’s appointment, Mr. Rochon and the Company entered into an Employment Agreement, dated October 27, 2014 and effective as October 1, 2014 (the “2014 Rochon Employment Agreement”). The 2014 Rochon Employment Agreement provides for an initial term of two years, with automatic renewals for one-year terms unless either the Company or Mr. Rochon gives 120 days’ prior written notice that the term will not be extended. The 2014 Rochon Employment Agreement provides for an initial base salary of $202,000 (which may be increased by the Compensation Committee and the Board of Directors), a target bonus of between 75% and 100% of base salary (with the actual bonus to be determined by the Compensation Committee and the Board of Directors), eligibility for grants of equity pursuant to the Company’s Amended and Restated Equity Incentive Compensation Plan (the “EICP”), eligibility to participate in any long term incentive plan approved by the Board with a target grant of up to 75% of base salary and eligibility to participate in any other employee benefit plans, insurance policies or contracts maintained by the Company relating to retirement, health, disability, vacation and other related benefits.

Under the 2014 Rochon Employment Agreement, in the event that Mr. Rochon’s employment is terminated by the Company without cause (as defined in the 2014 Rochon Employment Agreement), or Mr. Rochon terminates his employment for good reason (as defined in the 2014 Rochon Employment Agreement), he will receive the following compensation and benefits:

•	earned but unpaid salary as of the date of termination;

•	annual incentive amounts earned and payable that have not been paid;

•	accrued but unpaid paid time off due through the date of termination;

•	a severance payment in cash in an aggregate amount equal to one and one-half times the sum of (i) the then current base salary plus (ii) a pro rata amount of the annual incentive amounts Mr. Rochon would have earned for the fiscal year in which the termination occurs based upon the Company’s actual performance for such fiscal year; and

•	vesting of all unvested equity awards held by Mr. Rochon that vest in the calendar year that includes the date of termination or that vest in the next following calendar year, provided that all other unvested equity awards held by Mr. Rochon will be forfeited and cancelled on the date of termination.

In the event that Mr. Rochon’s employment is terminated by the Company with cause (as defined in the 2014 Rochon Employment Agreement) or Mr. Rochon terminates his employment other than for good reason (as defined in the 2014 Rochon Employment Agreement), under the 2014 Rochon Employment Agreement, Mr. Rochon will receive accrued and unpaid salary and benefits to which he is entitled. All equity awards held by Mr. Rochon at termination of employment will cease to vest as of the date of termination.

In the event of Mr. Rochon’s death or disability, pursuant to the 2014 Rochon Employment Agreement he will receive the following compensation and benefits:

•	earned but unpaid salary as of the date of termination;

•	annual incentive amounts earned and payable that have not been paid;

•	accrued but unpaid paid time off due through the date of termination;

•	in the case of disability, such rights under any disability plan as may be provided by the Company; and

•	in the case of death, any other death benefits generally applicable to the Company’s employees.

In the event that, within 24 months of a change of control (as defined in the 2014 Rochon Employment Agreement), Mr. Rochon’s employment is terminated by the Company without cause or Mr. Rochon terminates his employment for good reason, he will receive the following compensation and benefits:

•	earned but unpaid salary as of the date of termination;

•	annual incentive amounts earned and payable that have not been paid;

•	accrued but unpaid paid time off due through the date of termination;

•	a severance payment in cash in an aggregate amount equal to two times the sum of (i) the then current base salary plus (ii) an amount equal to the incentive payments made to Mr. Rochon for the prior fiscal year (provided that, if no such incentive payments were made in the prior fiscal year, this amount will equal 50% of the target amount as defined in the Company’s incentive plan); and

•	vesting of all unvested equity awards held by Mr. Rochon.

In connection with the execution of his employment agreement, Mr. Rochon also entered into a Confidentiality and Noncompetition Agreement pursuant to which, for so long as he is serving in his capacity as Chief Accounting Officer and for two years following the termination of his employment with the Company, he has agreed not to compete with the Company or solicit employees, agents or service providers of the Company.

On March 31, 2015, the Company entered into an agreement to amend the 2014 Rochon Employment Agreement with Mr. Rochon.

Agreements with Former Executive Officers

Ted W. Rollins

Ted W. Rollins, our former Chairman of the Board and Chief Executive Officer, and the Company were party to an employment agreement dated October 19, 2010, which was subsequently amended August 5, 2013. As amended, the employment agreement had a term until January 1, 2016, with automatic renewals for one-year terms unless either party were to give 90 days’ prior notice that the term will not be extended. The agreement provided for an initial base salary of $450,000 (which may be increased by the Compensation Committee and the Board of Directors), a target bonus of between 75% and 100% of base salary (with the actual bonus to be determined by the Compensation Committee and the Board of Directors), eligibility for grants of equity pursuant to the EICP and eligibility to participate in any other employee benefit plans, insurance policies or contracts maintained by us relating to retirement, health, disability, vacation, auto and other related benefits.

Pursuant to his employment agreement, Mr. Rollins was entitled to certain additional payments and benefits in the event his employment is terminated under certain circumstances. For a description of these payments and benefits, see “—Potential Payments upon Termination or Change of Control.” His agreement did not contain an Internal Revenue Code Section 280G excise tax gross-up provision.

On November 3, 2014, Mr. Rollins tendered his resignation as Chairman of the Board and Chief Executive Officer of the Company and as a member of the Board of Directors. In connection with Mr. Rollins’ resignation, the Company and Mr. Rollins entered into a Separation Agreement, effective as of November 3, 2014 (the “Separation Agreement”). In addition to providing for the termination of Mr. Rollins’ employment as Chairman of the Board of Directors and Chief Executive Officer, the Separation Agreement provides that Mr. Rollins received the following compensation and benefits:

•	a cash payment of $20,372 to Mr. Rollins and $925,295 to an entity controlled by Mr. Rollins, each of which was paid in February 2015 and $1,192,978 to a Rabbi Trust for the benefit of an entity controlled by Mr. Rollins , each of which was paid in April 2015, a cash payment of $36,869 to be paid in September 2015; and

•	vesting of all unvested restricted stock awards held by Mr. Rollins on November 3, 2014.

Under his Separation Agreement, Mr. Rollins released and discharged the Company and its affiliates and related parties from all claims resulting from anything that occurred prior to the date of such agreement. Mr. Rollins continues to be bound by the obligations, including post-termination obligations, under his Confidentiality and Noncompetition Agreement dated October 19, 2010.

Donald L. Bobbitt, Jr.

Donald L. Bobbitt, Jr., our former Executive Vice President and Chief Financial Officer and Secretary, and the Company were party to an employment agreement dated October 19, 2010, which was subsequently amended August 5, 2013. As amended, the employment agreement had a term until January 1, 2015, with automatic renewals for one-year terms unless either we or Mr. Bobbitt were to give 90 days’ prior notice that the term will not be extended. Our employment agreement with Mr. Bobbitt provided for an initial base salary of $320,000 (which may be increased by the Compensation Committee and the Board of Directors), a target bonus of between 75% and 100% of base salary (with the actual bonus to be determined by the Compensation Committee and the Board of Directors), eligibility for grants of equity pursuant to the Amended and Restated Equity Incentive Compensation Plan and eligibility to participate in any other employee benefit plans, insurance policies or contracts maintained by us relating to retirement, health, disability, vacation, auto and other related benefits.

Pursuant to his employment agreement, Mr. Bobbitt was entitled to certain additional payments and benefits in the event his employment is terminated under certain circumstances. For a description of these payments and benefits, see “—Potential Payments upon Termination or Change of Control.” His employment agreement does not contain an Internal Revenue Code Section 280G excise tax gross-up provision.

Effective November 3, 2014, Mr. Bobbitt tendered his resignation as Executive Vice President, Chief Financial Officer and Secretary. In connection with Mr. Bobbitt’s resignation, the Company and Mr. Bobbitt entered into a Separation Agreement, effective as of November 4, 2014 which provides for the following compensation and benefits:

•	a cash payment of $640,000 (equal to two times Mr. Bobbitt’s current annual base salary), to be paid in equal monthly installments over a period of 24 months commencing no later than November 5, 2014;

•	a cash payment of $717,478 (equal to two times the bonus paid to Mr. Bobbitt in 2014), to be paid in equal monthly installments over a period of 24 months commencing no later than November 5, 2014;

•	waiver of the requirement in Mr. Bobbitt’s restricted stock award dated April 22, 2013 that he be employed by the Company on the date on which the performance condition specified in such award is satisfied in order to vest in such award; and

•	vesting of all other unvested restricted stock awards held by Mr. Bobbitt, on November 4, 2014.

Under his separation agreement, Mr. Bobbitt released and discharged the Company and its affiliates and related parties from all claims resulting from anything that occurred prior to the date of such agreement, and Mr. Bobbitt continues to be bound by the obligations, including post-termination obligations, under his Confidentiality and Noncompetition Agreement dated October 19, 2010.

In connection with the termination of his employment, Mr. Bobbitt agreed to provide certain consulting services to the Company as a transition advisor until May 2015.

Robert Dann

Robert Dann, our former Executive Vice President and Chief Operating Officer, and the Company were party to an employment agreement dated April 2011 and subsequently amended August 5, 2013. As amended, the employment agreement had a term until January 1, 2015, with automatic renewals for one-year terms unless either we or Mr. Dann give 90 days’ prior notice that the term will not be extended. Our employment agreement with Mr. Dann provided for an initial base salary of $360,000 (which may be increased by the Compensation Committee and the Board of Directors), a target bonus of between 75% and 100% of base salary (with the actual bonus to be determined by the Compensation Committee and the Board of Directors), eligibility for grants of equity pursuant to the EICP and eligibility to participate in any other employee benefit plans, insurance policies or contracts maintained by us relating to retirement, health, disability, vacation, auto and other related benefits.

Pursuant to his employment agreement, Mr. Dann was entitled to certain additional payments and benefits in the event his employment is terminated under certain circumstances. For a description of these payments and benefits, see “—Potential Payments upon Termination or Change of Control.”

Mr. Dann’s employment agreement does not contain an Internal Revenue Code Section 280G excise tax gross-up provision.

October 1, 2014, the Company notified Mr. Dann that his employment agreement would not be renewed, and Mr. Dann tendered his resignation as Chief Operating Officer. In connection with Mr. Dann’s resignation, the Company and Mr. Dann entered into a Separation Agreement which provides for the following compensation and benefits:

•	a cash severance payment of $360,000 (equal to Mr. Dann’s current annual base salary), to be paid in accordance with the Company’s schedule for payments to executive officers of the Company;

•	a lump sum cash payment of $20,404 (equal to the amount of the Company paid portion of Mr. Dann’s annual medical, dental and vision coverage for 12 months); and

•	vesting of all unvested restricted stock awards, other than Mr. Dann’s restricted stock award dated April 22, 2013, held by Mr. Dann on October 1, 2014.

Under his separation agreement, Mr. Dann released and discharged the Company and its affiliates and related parties from all claims resulting from anything that occurred prior to the date of such agreement, and he continues to be bound by the obligations, including post-termination obligations, under his Confidentiality and Noncompetition Agreement dated March 29, 2011.

Michael S. Hartnett

In connection with our initial public offering, on October 19, 2010, we entered into an employment agreement with Michael S. Hartnett to serve as our Chief Investment Officer. On August 5, 2013, we amended and restated Mr. Hartnett’s employment agreement. Pursuant to the amended and restated employment agreement, Mr. Hartnett relinquished his title and role of Co-Chairman and Chief Investment Officer on October 19, 2013 and became our Vice-Chairman of Special Projects. Mr. Hartnett’s employment agreement has a term of three years. Our employment agreement with Mr. Hartnett provides for:

•	a base salary of $380,000;

•	an amended vesting schedule for Mr. Hartnett’s unvested equity awards, so that they vested ratably on December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, and provided further that vesting would have been accelerated if Mr. Hartnett was terminated for any reason other than cause or due to his resignation;

•	participation in any employee benefit plans, insurance policies or contracts maintained by us relating to retirement, health, disability, vacation, auto and other related benefits; and

•	continuation of Mr. Hartnett’s base salary through the remainder of the three year term if he is terminated without cause by the Company or due to his death or disability prior to October 19, 2016.

Mr. Hartnett’s amended and restatement employment agreement defines “cause” as the (i) employee’s act of gross negligence that has the effect of injuring the business of us and our affiliates, taken as a whole, in any material respect, (ii) employee’s conviction or plea of guilty or nolo contendere to the commission of a felony by employee, (iii) commission by the employee of an act of fraud or embezzlement against us or our affiliates as determined by a court of competent jurisdiction or (iv) employee’s willful breach of any material provision of his employment agreement or the confidentiality and non-compete agreement, that was previously entered into.

Mr. Hartnett’s amended and restated employment agreement does not contain an Internal Revenue Code Section 280G excise tax gross-up provision.

Brian L. Sharpe

Brian L. Sharpe, our former Executive Vice President and Chief Construction and Facilities Officer, and the Company were parties to an employment agreement dated August 5, 2013. The employment agreement had a term until August 5, 2015, with automatic renewals for one-year terms unless either we or Mr. Sharpe give 90 days’ prior notice that the term will not be extended. Our employment agreement with Mr. Sharpe provides for an initial base salary of $250,000, which was increased to $275,000 as of January 1, 2014 (which may be increased by the Compensation Committee and the Board of Directors), a target bonus of between 75% and 100% of base salary (with the actual bonus to be determined by the Compensation Committee and the Board of Directors), eligibility for grants of equity pursuant to the EICP and eligibility to participate in any other employee benefit plans, insurance policies or contracts maintained by us relating to retirement, health, disability, vacation, auto and other related benefits.

Pursuant to his employment agreement, Mr. Sharpe was entitled to certain additional payments and benefits in the event his employment was terminated under certain circumstances. For a description of these payments and benefits, see “—Potential Payments upon Termination or Change of Control.”

Mr. Sharpe’s employment agreement does not contain an Internal Revenue Code Section 280G excise tax gross-up provision.

On October 1, 2014, Mr. Sharpe tendered his resignation as Executive Vice President and Chief Construction and Facilities Officer. In connection with Mr. Sharpe’s resignation, the Company and Mr. Sharpe entered into a Separation Agreement, effective as of October 1, 2014 which provides for the following compensation and benefits:

•	a cash payment of $550,000 (equal to two times Mr. Sharpe’s current annual base salary), to be paid in equal monthly installments over a period of 24 months commencing no later than November 30, 2014;

•	a cash payment of $639,636 (equal to two times the bonus paid to Mr. Sharpe in 2014), to be paid in equal monthly installments over a period of 24 months commencing no later than November 30, 2014;

•	waiver of the requirement in Mr. Sharpe’s restricted stock award dated April 22, 2013 that he be employed by the Company on the date on which the performance condition specified in such award is satisfied in order to vest in such award; and

•	vesting of all other unvested restricted stock awards held by Mr. Sharpe on October 1, 2014.

Under his separation agreement, Mr. Sharpe released and discharged the Company and its affiliates and related parties from all claims resulting from anything that occurred prior to the date of such agreement, and Mr. Sharpe continues to be bound by the obligations, including post-termination obligations, under his Confidentiality and Noncompetition Agreement dated August 5, 2013.

 Angel Herrera

Angel Herrera, our former Executive Vice President and Chief Operating Officer, and the Company were parties to an employment agreement dated October 27, 2014 (the “Herrera Employment Agreement”). The Herrera Employment Agreement provided for an initial term of employment of two years, with automatic renewals for one-year terms unless either the Company or Mr. Herrera were to give 120 days’ prior written notice that the term will not be extended. The Herrera Employment Agreement provided for an initial base salary of $325,000 (which may be increased by the Compensation Committee and the Board of Directors), a target bonus of between 75% and 100% of base salary (with the actual bonus to be determined by the Compensation Committee and the Board of Directors), eligibility for grants of equity pursuant to the EICP, eligibility to participate in any long term incentive plan approved by the Board with a target grant of up to 75% of base salary and eligibility to participate in any other employee benefit plans, insurance policies or contracts maintained by the Company relating to retirement, health, disability, vacation, auto allowance and other related benefits.

Under the Herrera Employment Agreement, in the event that Mr. Herrera’s employment is terminated by the Company without cause (as defined in the Herrera Employment Agreement), or Mr. Herrera terminates his employment for good reason (as defined in the Herrera Employment Agreement), he will receive the following compensation and benefits:

•	earned but unpaid salary as of the date of termination;

•	annual incentive amounts earned and payable that have not been paid;

•	accrued but unpaid paid time off due through the date of termination;

•	a severance payment in cash in an aggregate amount equal to one and one-half times the sum of (i) the then current base salary plus (ii) a pro rata amount of the annual incentive amounts Mr. Herrera would have earned for the fiscal year in which the termination occurs based upon the Company’s actual performance for such fiscal year; and

•	vesting of all unvested equity awards held by Mr. Herrera that vest in the calendar year that includes the date of termination or that vest in the next following calendar year, provided that all other unvested equity awards held by Mr. Herrera will be forfeited and cancelled on the date of termination.

In the event that Mr. Herrera’s employment is terminated by the Company with cause (as defined in the Herrera Employment Agreement) or Mr. Herrera terminates his employment other than for good reason (as defined in the Herrera Employment Agreement), under the Herrera Employment Agreement Mr. Herrera will receive accrued and unpaid salary and benefits to which he is entitled. All equity awards held by Mr. Herrera at termination of employment will cease to vest as of the date of termination.

In the event of Mr. Herrera’s death or disability, pursuant to the Herrera Employment Agreement he will receive the following compensation and benefits:

•	earned but unpaid salary as of the date of termination;

•	annual incentive amounts earned and payable that have not been paid;

•	accrued but unpaid paid time off due through the date of termination;

•	in the case of disability, such rights under any disability plan as may be provided by the Company; and

•	in the case of death, any other death benefits generally applicable to the Company’s employees.

In the event that, within 24 months of a change of control (as defined in the Herrera Employment Agreement), Mr. Herrera’s employment is terminated by the Company without cause or Mr. Herrera terminates his employment for good reason, he will receive the following compensation and benefits:

•	earned but unpaid salary as of the date of termination;

•	annual incentive amounts earned and payable that have not been paid;

•	accrued but unpaid paid time off due through the date of termination;

•	a severance payment in cash in an aggregate amount equal to two times the sum of (i) the then current base salary plus (ii) an amount equal to the incentive payments made to Mr. Herrera for the prior fiscal year (provided that, if no such incentive payments were made in the prior fiscal year, this amount will equal 50% of the target amount as defined in the Company’s incentive plan); and

•	vesting of all unvested equity awards held by Mr. Herrera.

Also on October 27, 2014, Mr. Herrera entered into a Confidentiality and Noncompetition Agreement pursuant to which, for so long as he is serving in his capacity as Chief Operating Officer and for two years following the termination of his employment with the Company, he agreed not to compete with the Company or solicit employees, agents or service providers of the Company. Mr. Herrera’s compliance with the noncompetition agreement is a condition to the receipt of compensation under the Herrera Employment Agreement.

On February 20, 2015, Mr. Herrera tendered his resignation as Executive Vice President and Chief Operating Officer, and the Company and Mr. Herrera entered into a Separation Agreement, effective February 28, 2015 which provides that Mr. Herrera will receive the following compensation and benefits:

•	a cash payment of $122,566, less payroll deductions, which was paid on March 13, 2015; and

•	vesting of 41,137 shares of unvested restricted stock awards held by Mr. Herrera that were granted to him during 2014.

Under his separation agreement, Mr. Herrera released and discharged the Company and its affiliates and related parties from all claims resulting from anything that occurred prior to the date of such agreement, and he continues to be bound by the obligations, including post-termination obligations, under his noncompetition agreement.

Potential Payments upon Termination or Change of Control

Under their employment agreements, certain of our named executive officers are entitled to receive severance payments and benefits under certain circumstances in the event that his or her employment is terminated by us without “cause” or by the executive for “good reason,” or in the event of a “change of control” of us (each as defined in the applicable employment agreement). These severance payments and benefits are designed to protect and compensate our named executive officers under those circumstances. The severance terms of Mr. Hartnett’s amended and restated employment agreement are not reflected below and instead are described above in the section captioned “Michael S. Hartnett.” As described above, the employment agreements of Messrs. Rollins, Bobbitt, Dann, Sharpe and Herrera have previously been terminated and the various separation payments received by such former officers are described above.

During 2014, the employment agreements provided that if the agreement is terminated by us without “cause” or by the executive for “good reason” within 24 months following a change in control of us, (i) Mr. Rollins will be entitled to a lump sum cash payment equal to three times the sum of his then current annual base salary plus the bonus earned by him in the prior year (or, if no bonus was earned, 50% of his target bonus for the current year), (ii) each of Messrs. Bobbitt, Dann, Sharpe and Halfacre will be entitled to a lump sum cash payment equal to two times the sum of his then current annual base salary plus the bonus earned by him in the prior year (or, if no bonus was earned, 50% of his target bonus for the current year), and (iii) each of Messrs. Herrera and Rochon will be entitled to a lump sum cash payment equal to one and one-half times the sum of his then current annual base salary plus the bonus earned by him in the prior year for the fiscal year in which the termination occurs based upon the Company’s actual performance for such fiscal year. In the event the agreement is terminated by us without “cause” or by the executive for “good reason” and not within 24 months following a change in control of us each of Messrs. Rollins, Bobbitt, Dann, Sharpe, Herrera, Halfacre, and Rochon will be entitled to a cash payment equal to two times the sum of his then current annual base salary plus the bonus earned by him in the prior year (or, if no bonus was earned, 50% of his target bonus for the current year), payable in equal monthly installments over a period of 24 months after termination.

In addition, during 2014 the employment agreements provided that if the executive is terminated either by us without “cause” or by the executive for “good reason,” with or without a change in control of us, or if the executive retires at or after the age of 63, then any unvested equity awards granted to such named executive officer shall immediately vest.

During 2014, the employment agreements defined “cause” as the (i) employee’s act of gross negligence or misconduct that has the effect of injuring the business of us and our affiliates, taken as a whole, in any material respect, (ii) employee’s conviction or plea of guilty or nolo contendere to the commission of a felony by employee, (iii) commission by the employee of an act of fraud or embezzlement against us or our affiliates or (iv) employee’s willful breach of any material provision of his or her employment agreement or related confidentiality and non-compete agreement, that will be entered into contemporaneously with the employment agreement.

During 2014, the employment agreements for each of Messrs. Rollins, Bobbitt, Dann, Sharpe, Herrera, Halfacre, and Rochon defined “good reason” as (i) a material involuntary reduction in employee’s duties, authority, reporting responsibility or function, (ii) a material reduction in the employee’s compensation package other than as mutually agreed, (iii) the employee’s involuntary relocation to a principal place of work more than 30 miles from Charlotte, North Carolina or (iv) a material breach by us of our obligations under the applicable employment agreement, provided that the employee gives us notice of his belief that he has good reason to terminate the applicable employment agreement and we fail to cure the breach within 30 business days of receipt of the employee’s notice.

Pension Benefits

None of our employees, including our named executive officers, participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation Plan

Each of our named executive officers is eligible to participate in the Campus Crest Group, LLC Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan enables key employees to defer a portion of eligible compensation, which is then notionally invested in a variety of mutual funds. Deferrals and withdrawals under the Deferred Compensation Plan are intended to comply with Section 409A (“Section 409A”) of the Internal Revenue Code. Additional information regarding the terms and conditions of the Deferred Compensation Plan is provided under the heading “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans” below.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally does not allow a tax deduction to public companies for compensation in excess of $1 million paid to the chief executive officer and the three other executive officers (other than the chief financial officer) who are highest paid and employed at year-end. If certain conditions are met, “performance-based compensation” (as defined in Section 162(m) of the Internal Revenue Code) may be excluded from this limitation. The Compensation Committee carefully considers the Company’s executive compensation program in light of the applicable tax rules. The Compensation Committee believes that tax deductibility is but one factor to be considered in fashioning an appropriate compensation package for executives. The Compensation Committee recognizes that in certain instances, it may be in the best interests of the Company’s stockholders to provide compensation that is not fully deductible and may do so as it determines appropriate.

COMPENSATION COMMITTEE REPORT

The following is a report by the Compensation Committee of our Board of Directors regarding our executive officer compensation program.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained herein (the “CD&A”) with management of the Company. Based on the Compensation Committee’s review of the CD&A and the Compensation Committee’s discussions of the CD&A with management, the Compensation Committee recommended to the Board of Directors (and the Board has approved) that the CD&A be included in the Company’s proxy statement related to its 2015 Annual Meeting of Stockholders and the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014.

Submitted by the Compensation Committee of the Board of Directors

Daniel L. Simmons (Chairman)

Lauro Gonzalez-Moreno

Randall H. Brown

EXECUTIVE OFFICER COMPENSATION TABLES

Summary Compensation Table

The following table sets forth the information required by Item 402 of Regulation S-K promulgated by the SEC. With respect to equity incentive awards, the dollar amounts indicated in the table under “Stock/OP Unit Awards” are the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.

Name and Current Principal Position	Year	Salary		Bonus (1)	Stock/OP Unit Awards(2)(3)		Non-Equity Incentive Plan Compensation(1)	All Other Compensation(4)	Total
Ted W. Rollins	2014	$378,493	(5)	—	$441,422		$—	$157,175	$977,090
Former Chairman of the Board and Chief Executive Officer	2013	427,444		—	1,909,084	(6)	63,060	139,197	2,538,785
	2012	360,000		—	1,170,801		146,417	21,208	1,698,426

Donald L. Bobbitt, Jr.	2014	269,150	(5)	—	313,896		—	74,342	657,388
Former Executive Vice President,	2013	320,000		—	588,219	(7)	44,842	52,268	1,005,329
Chief Financial Officer and Secretary	2012	290,000		—	334,554		117,947	22,040	764,541

Robert Dann	2014	270,247	(5)	—	315,427		—	62,180	647,854
Former Executive Vice President	2013	360,000		—	339,431		45,061	42,766	787,258
and Chief Operating Officer	2012	320,000		—	168,849		139,330	20,933	649,112

Michael S. Hartnett(8)	2014	380,000		—	170,399		—	29,875	580,274
Vice-Chairman, Special Projects	2013	380,000		—	1,343,284	(9)	170,401	159,005	2,052,690
	2012	360,000		—	1,170,801		146,417	23,290	1,700,508

Brian L. Sharpe(10)	2014	206,438	(5)	—	279,838		—	47,788	534,064
Former Executive Vice President,	2013	250,000		—	278,789		39,977	33,038	601,804
Chief Facilities and Construction Officer

Richard Kahlbaugh(10)	2014	—	(5)	—	—		—	—	—
Chairman and Former Interim Chief Executive Officer

Aaron Halfacre(10)	2014	121,507	(5)	—	527,600	(11)	—	16,214	665,321
President and Chief Investment Officer

Angel Herrera(10)	2014	204,973	(5)	50,000	338,602		—	25,669	619,244
Former Executive Vice President and Chief Operating Officer

Scott Rochon(10)	2014	190,890	(5)	—	69,544		—	25,930	286,364
Chief Accounting Officer and former Acting Chief Financial Officer

(1)	The combined amount to be shown in each of the Bonus and Non-Equity Incentive Plan Compensation columns equals the amount of the annual cash incentive bonus for each named executive officer. The amount shown in the Bonus column for the named executive was given as a result of the employment agreement.

(2)	For purposes of this table, shares awarded during 2014 were valued at $9.28, $8.87, $8.00 and $6.51, the closing price of our common stock on the NYSE on the date of grant, February 24, 2014, May 28, 2014, July 31, 2014, and October 27, 2014, respectively, with the exception of mentioned shares in Footnote 11.

(3)	Stock/OP Units Awards for 2014 consist of Restricted Stock Awards with Market Conditions, Performance-Based Restricted Stock Awards and Time-Based Restricted Stock Awards as set forth below.

Name	Restricted Stock Awards With Market Conditions		Performance-Based Restricted Stock Awards	Time-Based Restricted Stock Awards	Total Stock/OP Unit Awards
Ted W. Rollins	$—		$—	$441,422	$441,422
Donald L. Bobbitt, Jr.	—		—	313,896	313,896
Robert Dann	—		—	315,427	315,427
Brian L. Sharpe	—		—	279,838	279,838
Angel Herrera			72,502	266,100	338,602
Aaron Halfacre	237,600	(11)	—	290,000	527,600
Scott Rochon	—		—	69,544	69,544

See “Executive Officer Compensation—Components and Criteria of Executive Compensation—Annual Incentive Compensation Program — Equity Awards” and “Executive Officer Compensation—Components and Criteria of Executive Compensation—Contractually-Required Restricted Stock Awards” above for a discussion of these awards.

(4)	All Other Compensation for 2014 represents dividends paid on stock awards, where such amounts have not factored into the grant date fair value of the stock award, health, life and disability insurance premiums, 401(k) matching contributions, automobile allowances and bookkeeping services, as follows:

Name	Dividends on Unvested Restricted Shares	Insurance Premiums	401(K) Matching Contributions	Automobile Allowances	Bookkeeping Services	Total
Ted W. Rollins	$135,768	$18,707	$—	$—	$2,700	$157,175
Donald L. Bobbitt, Jr.	51,817	18,395	4,130	—	—	74,342
Robert Dann	39,959	16,889	5,332	—	—	62,180
Michael S. Hartnett	3,030	20,282	2,328	1,535	2,700	29,875
Brian L. Sharpe	30,207	12,151	5,430	—	—	47,788
Richard Kahlbaugh	—	—	—	—	—	—
Angel Herrera	9,900	10,288	1,481	4,000	—	25,669
Aaron Halfacre	14,231	1,983	—	—	—	16,214
Scott Rochon	11,960	8,781	5,189	—	—	25,930

(5)	Mr. Rollins’ salary was paid at an annualized rate of $450,000 through his resignation on November 3, 2014. Mr. Bobbitt’s salary was paid at an annualized rate of $320,000 through his resignation on November 3, 2014. Mr. Dann’s salary was paid at an annualized rate of $360,000 through his resignation on October 1, 2014. Mr. Sharpe’s salary was paid at an annualized rate of $275,000 through his resignation on October 1, 2014. Mr. Halfacre’s salary was paid at an annualized rate of $275,000 from his hire date of July 31, 2014 through October 1, 2014 and at an annualized rate of $300,000 from October 2, 2014 through the end of 2014. Mr. Herrera’s salary was paid at an annualized rate of $290,000 from his hire date of April 28, 2014 through October 1, 2014 and at an annualized rate of $325,000 through the end of 2014. Mr. Rochon’s salary was paid at an annualized rate of $187,200 through October 1, 2014 and at an annualized rate of $202,000 through the remainder of the year. Mr. Kahlbaugh did not receive any compensation as an executive officer during 2014; his only compensation was for his role as a board member.

(6)	Includes $1,196,862 attributable to 99,078 shares of restricted stock awarded pursuant to the terms of Mr. Rollins’ employment agreement as a result of our formation transactions in 2010.

(7)	Includes $125,270 attributable to 10,370 shares of restricted stock awarded pursuant to the terms of Mr. Bobbitt’s employment agreement as a result of our formation transactions in 2010.

(8)	Mr. Hartnett relinquished the title and role of Co-Chairman and Chief Investment Officer on October 19, 2013 and assumed the title and role of Vice-Chairman of Special Projects.

(9)	Includes $1,196,862 attributable to 99,078 shares of restricted stock awarded pursuant to the terms of Mr. Hartnett’s employment agreement as a result of our formation transactions in 2010.

(10)	2014 is the first year that Messrs. Kahlbaugh, Mr. Halfacre, Mr. Herrera, and Mr. Rochon have qualified as named executive officers, and therefore, their respective annual compensation is not shown for 2013 or 2012. Similarly, 2013 is the first year that Mr. Sharpe qualified as a named executive officer, and therefore, his annual compensation is not shown for 2012.

(11)	Mr. Halfacre was awarded 86,250 shares of restricted stock pursuant to his employment agreement of which 6,250 shares vested immediately and 30,000 vested over a three year term. The remaining 50,000 shares are conditional upon reaching certain share price thresholds. None of these awards were earned as of December 31, 2014. The awards are valued based on the fair value assessed at July 31, 2014 for each vesting tranche; 10,000 shares vest if the stock price closes at or above $9.00 and were valued at $6.50 per share, 15,000 shares vest if the stock price closes at or above $10.00 a share and were valued at $5.34 per share, 15,000 shares vest if the stock price closes at or above $11.50 a share and were valued at $3.98 a share, and 10,000 vest if the stock price closes at or above $13.00 a share and were valued at $3.28 a share.

2014 Grants of Plan-Based Awards

The following table sets forth information with respect to plan-based restricted stock and restricted OP unit awards granted in 2014 to the named executive officers. The dollar amounts indicated under the “Grant Date Fair Value” is the full fair value of each grant, in accordance with FASB ASC Topic 718. For additional information, see “Executive Officer Compensation—Compensation Discussion and Analysis—Components and Criteria of Executive Compensation.”

			All Other Stock
		Estimated Future Payouts Under	Awards: Number of
		Equity Incentive Plan Awards	Shares of Stock and OP		Grant Date Fair
Name	Date of Grant	Target	Units(1)		Value of Awards
Ted W. Rollins	February 24, 2014	—	47,567		$441,422
Donald L. Bobbitt, Jr.	February 24, 2014	—	33,825		313,896
Robert Dann	February 24, 2014	—	33,990		315,427
Michael S. Hartnett	February 24, 2014	—	18,362		170,399
Brian L. Sharpe	February 24, 2014	—	30,155		279,838
Angel Herrera	May 28 & October 27, 2014	—	41,137	(2)	338,602
Aaron Halfacre	July 31, 2014	—	86,250	(3)	527,600
Scott Rochon	February 24, 2014	—	7,494		69,544

(1)	These shares (except shares discussed in Footnote 3) will vest ratably on each of the first, second, and third anniversaries of the date of grant. Each share granted on February 24, 2014 was valued at $9.28, the closing price of our common stock on the NYSE on the date of grant. Each share granted on May 28, 2014 was valued at $8.87, the closing price of our common stock on the NYSE on the date of grant. Each share granted on July 31, 2014 was valued at $8.00, the closing price of our common stock on the NYSE on the date of grant. Each share granted on October 27, 2014 was valued at $6.51, the closing price of our common stock on the NYSE on the date of grant.

(2)	Angel Herrera was granted 30,000 shares on May 28, 2014 on which date each share was valued at $8.87, the closing price on the NYSE on the date of grant and 11,137 shares on October 27, 2014, on which date each share was valued at $6.51, the closing price on the NYSE.

(3)	Mr. Halfacre was awarded 86,250 shares of restricted stock pursuant to his employment agreement of which 6,250 shares vested immediately and 30,000 vested over a three year term as described in Footnote 1. The remaining 50,000 shares are conditional upon reaching certain share price thresholds. None of these awards were earned as of December 31, 2014. The awards are valued based on the fair value assessed at July 31, 2014 for each vesting tranche; 10,000 shares vest if the stock price closes at or above $9.00 and were valued at $6.50 per share, 15,000 shares vest if the stock price closes at or above $10.00 a share and were valued at $5.34 per share, 15,000 shares vest if the stock price closes at or above $11.50 a share and were valued at $3.98 a share, and 10,000 vest if the stock price closes at or above $13.00 a share and were valued at $3.28 a share.

2014 Option Exercise and Stock Vested

The following table sets forth information with respect to the number of shares of common stock and OP units and the value of those shares and OP units that vested in 2014 that were awarded to our named executive officers:

	Stock Awards
Name	Number of Shares of Stock and OP Units Acquired on Vesting	Value Realized on Vesting
Ted W. Rollins(1)	272,783	$1,910,654
Donald L. Bobbitt, Jr.(2)	99,824	674,743
Robert Dann(3)	49,746	361,434
Michael S. Hartnett(4)	165,734	1,286,512
Brian L. Sharpe(5)	30,598	210,968
Aaron Halfacre(6)	6,250	50,000
Angel Herrera	—	—
Scott Rochon	—	—

(1)	Includes 73,575 shares valued at $8.83, and 199,208 shares valued at $6.33 the closing prices on January 31, 2014 and November 3, 2014, respectively, the dates on which they vested.

(2)	Includes 17,143 shares valued at $8.83, and 82,681 shares valued at $6.33 the closing prices on January 31, 2014 and November 3, 2014, respectively, the dates on which they vested.

(3)	Includes 8,534 shares valued at $8.83, 8,626 shares valued at $8.61, and 32,586 shares valued at $6.50 the closing prices on January 31, 2014, April 21, 2014 and October 1, 2014, respectively, the dates on which they vested.

(4)	Includes 41,434 shares valued at $8.68, 41,434 shares valued at $8.66, 41,433 shares valued at $6.40, and 41,433 shares valued at $7.31 the closing prices on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively, the dates on which they vested.

(5)	Includes 5,185 shares valued at $8.83, and 25,413 shares valued at $6.50 the closing prices on January 31, 2014, and October 1, 2014, respectively, the dates on which they vested

(6)	Includes 6,250 shares valued at $8.00, the closing price on July 31, 2014, the date on which they vested.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table sets forth information with respect to outstanding equity awards held by the named executive officers as of December 31, 2014. No option awards were outstanding for the named executive officers as of December 31, 2014.

	Stock Awards
Name	Number of Restricted Shares that have not Vested	Market Value of Restricted Shares that have not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Restricted Shares that have not Vested		Equity Incentive Plan Awards: Market Value of Unearned Restricted Shares that have not Vested(1)
Angel Herrera	41,137	$300,711	—		$—
Aaron Halfacre	30,000	219,300	50,000	(2)	365,500
Scott Rochon	7,494	54,781	12,500		91,375

(1)	Based on our common stock closing price of $7.31 on December 31, 2014.

(2)	Mr. Halfacre was awarded 50,000 shares of restricted stock pursuant to his employment agreement. Vesting of these awards are conditional upon reaching certain share price thresholds. None of these awards were earned as of December 31, 2014.

The following table summarizes the time-based restricted stock awards for which a portion of the common stock remains unvested. The table also provides information about the applicable vesting periods.

		Number of Time-Based Restricted Shares and OP Units Granted to Named Executive Officers
Grant Date	Closing Market Price	Angel Herrera		Aaron Halfacre	Scott Rochon	Vesting Periods
July 31, 2014	$8.00	—		30,000	—	Three equal annual installments beginning on July 31, 2015
May 28, 2014	$8.87	30,000	(1)	—	—	Three equal annual installments beginning on May 28, 2015
October 27, 2014	$6.51	11,137	(1)			Three equal annual installments beginning on October 27, 2015
February 24, 2014	$9.28	—		—	7,494	Three equal annual installments beginning on February 24, 2015

(1)	Pursuant to the separation agreement entered into between the Company and Mr. Herrera, these shares vested on February 28, 2015.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The table below sets forth, for each named executive officer, information regarding benefits under our Deferred Compensation Plan, which provides for the deferral of compensation on a basis that is not tax-qualified.

Name and Current Principal Position	Aggregate Balance at December 31, 2013	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY(2)	Aggregate Withdrawals / Distributions	Aggregate Balance at December 31, 2014
Donald L. Bobbitt, Jr.	$3,178	$26,103	$554	$1,591	$—	$31,426
Former Executive Vice President, Chief Financial Officer and Secretary
Robert Dann	3,559	33,281	14	1,828	—	38,682
Former Executive Vice President and Chief Operating Officer
Michael S. Hartnett	3,781	731	1,304	341	—	6,157
Vice-Chairman, Special Projects
Brian L. Sharpe		15,865	—	1,261	—	17,126
Former Executive Vice President, Chief Facilities and Construction Officer
Angel Herrera		1,561	—	37	—	1,598
Former Executive Vice President and Chief Operating Officer
Scott Rochon	721	3,616	3	256	—	4,596
Chief Accounting Officer and former Acting Chief Financial Officer

(1)  Represents Company contributions credited to participant’s Deferred Compensation Plan accounts which are included in All Other Compensation in the Summary Compensation Table.

(2)  Earnings are calculated by reference to actual earnings or losses of mutual funds and securities held by the plan.

Participation in the Deferred Compensation Plan is restricted to a select group of management or highly compensated employees of the Company. Under the terms of the Deferred Compensation Plan, deferral elections can be made once a year with respect to base salary or incentive payments to be earned in the following year. In order to further assist our named executive officers with their retirement savings, the Deferred Compensation Plan allows participants to defer up to 75% of their annual salary and 100% of their incentive based compensation. Amounts deferred under the Deferred Compensation Plan are notionally invested in accordance with participant elections among various publicly available mutual funds and any notional earnings or losses are credited to a deemed investment account. We do not pay above-market or preferential earnings on the Deferred Compensation Plan. Deferrals cannot be changed or revoked during the plan year, except as permitted by applicable law. As a result of Section 409A, certain key employees (including our named executive officers) are subject to a six-month waiting period for distributions following termination.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2014 relating to our equity compensation plans pursuant to which we grant options, restricted common stock, restricted OP units or other rights to acquire shares from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	—	$—	4,977,857
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,977,857

(1)	Our Amended and Restated Equity Incentive Compensation Plan (the “2010 Plan”) was amended by the Board in 2014 and approved by the shareholders at the 2014 annual meeting of shareholders to (i) increase the number of shares reserved for issuance under the 2010 Plan by 4,000,000 shares, (ii) remove the reduction ratio, pursuant to which the grant of each stock award under the 2010 Plan reduces the number of shares available for issuance by two and (iii) make certain other changes to the 2010 Plan.

Change of Control and Termination Payment Table

The following table indicates the cash amounts and accelerated vesting that Messrs. Rollins, Dann, Bobbitt and Sharpe were paid according to their respective separation agreements; and Messrs. Hartnett, Herrera, Halfacre and Rochon the amount they would be entitled to receive under various circumstances pursuant to the terms of their employment agreements. This table assumes that the change in control or termination of the named executive officer occurred (i) on December 31, 2014 for Messrs. Hartnett, Halfacre, and Rochon and (ii) on the respective resignation date for each of Mr. Rollins of November 3, 2014, Mr. Bobbitt of November 3, 2014, Mr. Dann of October 1, 2014, Mr. Sharpe of October 1, 2014 and Mr. Herrera as of December 31, 2014. As described above, the employment agreements of Messrs. Rollins, Bobbitt, Dann, Sharpe and Herrera have previously been terminated and the various separation payments received by such former officers are described above.

Name, Current Principal Position and Scenario	Cash Payment (1)	Acceleration of Vesting of Restricted Common Stock/Restricted OP Units (2)	Total
Ted W. Rollins, Former Chairman and Chief Executive Officer
By company without cause or by employee for good reason (after a change in control)	$—	$—	$—
By company without cause or by employee for good reason (and without a change in control)	2,175,514	1,260,987	3,436,501
Accelerated vesting of restricted common stock/restricted OP units upon a change in control	—	—	—
Retirement (4)	—	—	—

Michael S. Hartnett, Vice-Chairman of Special Projects(3)
By company without cause or by employee for good reason (after a change in control)	$685,041	$—	$685,041
By company without cause or by employee for good reason (and without a change in control)	685,041	—	685,041
Accelerated vesting of restricted common stock/restricted OP units upon a change in control	—	—	—
Retirement	—	—	—

Donald L. Bobbitt, Jr., Former Executive Vice President and Chief Financial Officer and Secretary
By company without cause or by employee for good reason (after a change in control)	$—	$—	$—
By company without cause or by employee for good reason (and without a change in control)	1,357,478	523,371	1,880,849

Name, Current Principal Position and Scenario	Cash Payment (1)	Acceleration of Vesting of Restricted Common Stock/Restricted OP Units (2)	Total
Accelerated vesting of restricted common stock/restricted OP units upon a change in control	—	—	—
Retirement (4)	—	—	—

Robert Dann, Former Executive Vice President and Chief Operating Officer
By company without cause or by employee for good reason (after a change in control)	$—	$—	$—
By company without cause or by employee for good reason (and without a change in control)	380,404	211,809	592,213
Accelerated vesting of restricted common stock/restricted OP units upon a change in control	—	—	—
Retirement (4)	—	—	—

Brian L. Sharpe, Former Executive Vice President, Chief Facilities and Construction Officer
By company without cause or by employee for good reason (after a change in control)	$—	$—	$—
By company without cause or by employee for good reason (and without a change in control)	1,189,636	165,185	1,354,821
Accelerated vesting of restricted common stock/restricted OP units upon a change in control	—	—	—
Retirement (4)	—	—	—

Angel Herrera, Former Executive Vice President and Chief Operating Officer
By company without cause or by employee for good reason (after a change in control)	$1,218,750	$300,711	$1,519,461
By company without cause or by employee for good reason (and without a change in control)	914,063	300,711	1,214,774
Accelerated vesting of restricted common stock/restricted OP units upon a change in control	—	300,711	300,711
Retirement (4)	—	—	—

Aaron Halfacre, President and Chief Investment Officer
By company without cause or by employee for good reason (after a change in control)	$1,125,000	$219,300	$1,344,300
By company without cause or by employee for good reason (and without a change in control)	1,125,000	219,300	1,344,300
Accelerated vesting of restricted common stock/restricted OP units upon a change in control	—	219,300	219,300
Retirement (4)	—	—	—

Scott Rochon, Chief Accounting Officer and Former Acting Chief Financial Officer
By company without cause or by employee for good reason (after a change in control)	$757,500	$54,781	$812,281
By company without cause or by employee for good reason (and without a change in control)	568,125	54,781	622,906
Accelerated vesting of restricted common stock/restricted OP units upon a change in control	—	54,781	54,781
Retirement (4)	—	—	—

(1)	For Messrs. Hartnett, Herrera, Halfacre and Rochon the amounts in this column reflect a calculation based on the executive officer’s 2014 salary and 2013 bonus earned, or based on 50% of the target amount as defined in the Company’s ICP. For Messrs. Rollins, Dann, Bobbitt and Sharpe the amount in this column is the amount paid per their respective separation agreements.

(2)	Amounts in this column reflect accelerated vesting of shares of restricted common stock granted pursuant to our Amended and Restated Equity Incentive Compensation Plan. For purposes of this table, each share of restricted common stock and restricted OP unit was valued at $7.31, the closing price of our common stock on the NYSE on December 31, 2014, with the following exceptions: (i) the shares for Mr. Rollins and Mr. Bobbitt are valued at $6.33, the closing price of our stock on the NYSE on November 3, 2014, the date Mr. Rollins and Mr. Bobbitt resigned; and (ii) the shares for Mr. Dann and Mr. Sharpe are valued at $6.50, the closing price of our stock on the NYSE on October 1, 2014, the date Mr. Dann and Mr. Sharpe resigned.

(3)	Mr. Hartnett relinquished the title and role of Co-Chairman and Chief Investment Officer on October 19, 2013 and assumed the title and role of Vice-Chairman of Special Projects. See “Employment Agreement — Michael S. Hartnett” above for more information.

(4)	Pursuant to the employment agreements with Messrs. Rollins, Bobbitt, Dann and Sharpe, all previously-granted equity awards to each named executive officer will immediately vest upon the voluntary retirement of the named executive officer subsequent to the attainment of age 63. As of December 31, 2014, none of our named executive officers had met the age requirement to be eligible for vesting under this provision.

Non-Management Director Compensation for 2014

We pay a $25,000 annual director’s fee to each of our independent directors in cash. Each independent director also receives a fee of $5,000 for attendance at every in-person meeting of our Board of Directors and committee of our Board of Directors (unless a committee meeting is on the same day as a Board meeting) and a fee of $2,500 for attendance at every telephonic meeting of our Board of Directors and committee of our Board of Directors (unless a committee meeting is on the same day as a Board meeting). In addition, we pay an additional annual fee of $20,000 to the chair of our Audit Committee, an additional annual fee of $15,000 to the chair of each of our Compensation Committee and our Nominating and Corporate Governance Committee, and an additional annual fee of $30,000 to our lead independent director. Our independent directors are also eligible to receive awards under the EICP. Further, all members of our Board of Directors are reimbursed for their reasonable out-of-pocket costs and expenses in attending all meetings of our Board of Directors and its committees.

Our Board of Directors (or a duly formed committee thereof) may revise our non-employee directors’ compensation in its discretion.

The following table summarizes the compensation that we paid to our independent directors in 2014:

2014 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock awards (1)	All Other Compensation(2)	Total
Lauro Gonzalez-Moreno	$70,000	$64,960	$9,625	$144,585
Richard S. Kahlbaugh	132,500	64,960	12,419	209,879
Denis McGlynn	80,000	64,960	11,772	156,732
James W. McCaughan	87,500	60,480	2,310	150,290
Daniel L. Simmons	97,500	64,960	11,772	174,232

(1)	The amounts in this column reflect the grant date fair value of stock awards issued to each independent director during the year ended December 31, 2014, in accordance with FASB ASC Topic 718. During 2014, each of Messrs. Gonzalez-Moreno, McGlynn, McCaughan, Simmons and Kahlbaugh received 7,000 shares of restricted common stock pursuant to our Amended and Restated Equity Incentive Compensation Plan. The grant date fair value for the 2014 restricted stock awards is calculated by multiplying the closing price of our common stock on the NYSE on the date of grant, which was $9.28 for restricted common stock awarded to Messrs. Gonzalez-Moreno, McGlynn, Simmons and Kahlbaugh and $8.64 for restricted common stock awarded to Mr. McCaughan, by the number of shares in the restricted stock award. As of December 31, 2014, the aggregate number of shares of common stock held by each independent director was as follows: Mr. Gonzalez-Moreno 7,000; Mr. Kahlbaugh, 21,237; Mr. McGlynn, 23,334; Mr. McCaughan, 7,000; and Mr. Simmons, 28,144.

(2)	The amounts in this column reflect the value of dividends paid on stock awards, where such amounts have not factored into the grant date fair value of the stock award.

Compensation Committee Interlocks and Insider Participation

During 2014, the Compensation Committee of our Board of Directors consisted of Lauro Gonzalez-Moreno, James W. McCaughan and Daniel L. Simmons. Mr. McCaughan was the Senior Vice President and Chief Financial Officer of Campus Crest Group, a predecessor entity to the Company, from February 2006 to December 2007. None of the other members of our Compensation Committee during 2014 is or has been employed by us. None of our executive officers currently serves, or in the past three years has served, as a member of the Compensation Committee of another entity that has one or more executive officers serving on our Board of Directors or Compensation and Governance Committee. No member of the Compensation Committee during 2014 has any other business relationship or affiliation with us (other than his service as a director).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock and OP units for (i) each stockholder of our company that is known to us to be the beneficial owner of 5% or more of our common stock based upon filings made with the SEC, (ii) directors and named executive officers and (iii) all directors and named executive officers as a group as of June 30, 2015. Unless otherwise indicated, each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person and none of the executive officers or directors has pledged his shares of common stock as collateral. Furthermore, unless otherwise indicated, the business address for each of the identified stockholders is 2100 Rexford Road, Suite 414, Charlotte, North Carolina 28211.

Name of Beneficial Owner	Number of Shares of Common Stock and OP Units Beneficially Owned(1)	Percent of All Shares of Common Stock and OP Units(2)
Aaron Halfacre	126,920	*
Daniel L. Simmons(3)	35,144	*
Raymond Mikulich	31,900	*
Denis McGlynn	25,997	*
Lauro Gonzales-Moreno	21,000	*
James W. McCaughan	14,000	*
Scott Rochon	9,813	*
Randall Brown	8,225	*
Richard S. Kahlbaugh	7,000	*
Curtis McWilliams	7,000	*
David Coles	—	*
John Makuch	—	*
All directors and executive officers as a group (12 persons)	286,999	0.4%
The Vanguard Group, Inc.—23-1945930 (4)	7,250,267	9.6%
BlackRock, Inc. (5)	5,047,223	6.7%
Vanguard Specialized Funds—Vanguard REIT Index Fund—23-2834924 (6)	4,815,078	6.4%
Indaba Capital Management, L.P.(7)	4,191,563	5.5%
Forward Management, LLC – 94-3310130(8)	4,083,831	5.4%

*	Represents ownership of less than 1.0% of the number of shares of common stock outstanding on a fully diluted basis.

(1)	In accordance with SEC rules, each listed person’s beneficial ownership includes: (1) all shares the investor actually owns beneficially or of record; (2) all shares over which the investor has or shares voting or dispositive control; and (3) all shares the investor has the right to acquire within 60 days.

(2)	Based on 64,834,141 shares of our common stock and 10,788,792 OP units outstanding as of June 30, 2015.

(3)	Includes 3,000 shares of common stock held in trusts for the benefit of his family members. Mr. Simmons disclaims beneficial ownership of the 3,000 shares of common stock held in the trusts.

(4)	This information and the information in this footnote was obtained from a Schedule 13G/A filed with the SEC on February 10, 2015. The business address for this stockholder is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The Vanguard Group, Inc. (“Vanguard”), in its capacity as an investment advisor, is deemed to have sole power to vote or to direct the vote with respect to 185,585 shares of common stock, sole power to dispose or direct the disposition with respect to 7,152,882 shares of common stock and shared power to dispose or direct the disposition with respect to 97,385 shares of common stock. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 82,885 shares of common stock or less than one percent of the shares of common stock outstanding as a result of its serving as investment manager of collective trust accounts Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 117,200 shares of common stock or less than one percent of the shares of common stock outstanding as a result of its serving as investment manager of Australian investment offerings.

(5)	This information and the information in this footnote was obtained from a Schedule 13G/A filed with the SEC on January 26, 2015. The business address for this stockholder is 55 East 52nd Street, New York, New York 10022. BlackRock, Inc. is deemed to have sole power to vote or to direct the vote with respect to 4,884,479 shares of common stock and the sole power to dispose or direct the disposition with respect to 5,047,223 shares of common stock.

(6)	This information and the information in this footnote was obtained from a Schedule 13G/A filed with the SEC on February 6, 2015. The business address for this stockholder is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. Vanguard Specialized Funds—Vanguard REIT Index Fund, in its capacity as an investment company, is deemed to have sole power to vote or to direct the vote with respect to 4,815,078 shares of common stock.

(7)	This information and the information in this footnote was obtained from a Schedule 13G filed with the SEC on July 9, 2015 filed jointly by (i) Indaba Capital Fund, L.P., (ii) Indaba Capital Management, L.P., (iii) Indaba Partners, LLC, (iv) IC GP, LLC and (v) Derek C. Schrier. The business address for each of Indaba Capital Management, L.P., Indaba Partners, LLC, IC GP, LLC and Indaba Capital Fund, L.P. is One Letterman Drive, Building D, Suite DM700, San Francisco, California 94129, USA. Each of such reporting persons is deemed to have shared power to voting power and shared dispositive power with respect to the 4,191,563 shares of common stock.

(8)	This information and the information in this footnote was obtained from a Schedule 13G filed with the SEC on January 12, 2015. The business address for the stockholder is 101 California Street, 16th Floor, San Francisco, California 94111. Forward Management, LLC is deemed to have sole power to vote or to direct to vote with respect to 4,083,831 shares of common stock and the sole power to dispose or direct the disposition with respect to 4,083,831 shares of common stock. Forward Select Income Fund is deemed to have sole power to vote or to direct to vote with respect to 3,714,500 shares of common stock and the sole power to dispose or direct the disposition with respect to 3,714,500 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Leased Aircraft

We lease aircraft from two entities in which Ted W. Rollins, our former Chairman and Chief Executive Officer, and Michael S. Hartnett, our Vice-Chairman of Special Projects, have indirect minority interests. Under these leases, we generally pay all of the costs of maintaining and insuring the aircraft, together with lease payments intended to cover the costs of financing and operating the aircraft. As such, it is not expected that the lessors of the aircraft will receive any material profit from the lease payments. For the year ended December 31, 2014, we paid approximately $345,000 under these leases directly to the lessors as well as additional amounts for associated costs including the employment of three pilots and a mechanic, insurance, taxes, hangar storage, various maintenance items, fuel and other ancillary items.

The Company is also party to an arrangement with CB Townhome Communities, LLP (“CBTC”), an entity in which Dr. John McWhirter has an ownership interest. The Company has agreed to nominate Mr. McWhirter for election to the Board of Directors at the 2015 annual meeting of shareholders, and one or more entities in which Dr. McWhirter has an ownership interest owned an interest in joint ventures with us and the other Sellers, which joint ventures own seven of the Copper Beech portfolio properties. Historically, the Copper Beech properties have paid CBTC for the use of a plane owned by another entity in which Dr. McWhirter has an ownership interest, Blackberry Aviation, LLC (“Blackberry”). CBTC operates the plane which is owned by Blackberry and, based upon estimated expenses to operate the plane (including pilots, fuel, storage, debt service, taxes, and other related operating expenses) determines a cost per flight hour for the upcoming fiscal year. The Copper Beech properties collectively purchase a certain number of hours of flight time and allocate the aggregate cost to the Copper Beech properties based upon the number of beds at each property relative to the total number of beds in the Copper Beech portfolio. The fiscal year for this arrangement runs from August 1 through July 31, and for the year beginning August 1, 2014, the Copper Beech entities agreed to purchase 70 flight hours with a cost of $0.5 million which will be incurred ratably throughout the year.

Tax Protection Agreements

In connection with our formation transactions and initial public offering, MXT Capital entered into a tax protection agreement with us. Pursuant to the tax protection agreement, we agreed to maintain a minimum level of indebtedness of $56.0 million throughout the 10-year tax protection period in order to allow a sufficient amount of debt to be allocable to MXT Capital to avoid certain adverse tax consequences. If we fail to maintain such minimum indebtedness throughout the 10-year tax protection period, we will be required to make indemnifying payments to MXT Capital in an amount equal to the federal, state and local taxes, if any, imposed on its members as a result of any income or gain recognized by them by reason of such failure. The amount of such taxes will be computed based on the highest applicable federal, state and local marginal tax rates, as well as any “grossed up” taxes imposed on such payments. This requirement may restrict our ability to reduce leverage when we otherwise might wish to do so and generally reduce our flexibility in managing our capital structure.

In connection with the consummation of the acquisition of additional membership interests in the Copper Beech portfolio, the Company and its Operating Partnership entered into a tax protection agreement with certain of the selling unitholders participating in the transaction (the “Sellers”), including one or more entities in which Dr. McWhirter has an ownership interest. Pursuant to the tax protection agreement, unless the Company and the Operating Partnership indemnify the applicable Sellers for certain resulting tax liabilities, the Company and the Operating Partnership have agreed not to sell or otherwise to dispose of in a taxable exchange during the 7-year tax protection period, any of the seventeen protected properties set forth in the tax protection agreement. Further, the Company and the Operating Partnership also agreed to allocate to the Sellers, during the 7-year tax protection period, an aggregate amount of at least $100 million of debt of the Operating Partnership (which amount decreases ratably as the number of OP Units held by the Sellers decreases) without any requirement that any Seller guarantee or directly bear the risk for such indebtedness and, after the end of the 7-year period, to use commercially reasonable efforts to permit the Sellers to enter into guarantees of “qualifying” debt or agreements to return a portion of their deficit capital account so as to permit the Sellers to avoid certain adverse tax consequences.

Registration Rights Agreements

We entered into a registration rights agreement with MXT Capital pursuant to which we agreed, among other things, to register the resale of any common stock that may be exchanged for the OP units issued in our formation transactions. We also granted the holders of OP units the right to include such common stock in any registration statements we may file in connection with any future public offerings, subject to the terms of the certain lock-up agreements and subject to the right of the underwriters of those offerings to reduce the total number of such shares of common stock to be sold by selling stockholders in those offerings.

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

Information Technology Services and Marketing and Referral/Administration Agreements

We are party to an agreement with a subsidiary of Fortegra pursuant to which we offer our tenants a program of insurance services and products distributed or administered by the subsidiary. Pursuant to the agreement, we received an upfront payment of $100,000 and will receive fees for each person we refer who enrolls in the program. The subsidiary receives monthly fees with respect to each tenant referred by us during the tenant’s enrollment in the program, which amounted to approximately $1.3 million for the year ended December 31, 2014. The agreement has an initial term of five years and expires in December 2016. Richard S. Kahlbaugh, one of our directors, is the Chairman, Chief Executive Officer and President of Fortegra and owned shares in Fortegra. Mr. Kahlbaugh has no interest in our commercial arrangements with Fortegra, except his indirect interest as an officer, director and shareholder of Fortegra.

Review and Approval of Future Transactions with Related Persons

Our Board of Directors has adopted a policy for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K. The policy provides that the Audit Committee is responsible for reviewing and approving or disapproving all interested transactions, meaning any transaction, arrangement or relationship in which (i) the amount involved may be expected to exceed $120,000 in any fiscal year, (ii) we will be a participant and (iii) a related person has a direct or indirect material interest. A related person will be defined as an executive officer, director or nominee for election as director, or a greater than 5% beneficial owner of our common stock, or an immediate family member of the foregoing.

Director Independence

Under the enhanced corporate governance standards of the NYSE, at least a majority of our directors, and all of the members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, must meet the test of “independence.” The NYSE standards provide that to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board of Directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). Our Board of Directors has affirmatively determined that each of our directors satisfies the bright-line independence criteria of the NYSE and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the Board of Directors. Mr. Kahlbaugh, the Chairman of our Board of Directors, served as our Interim Chief Executive Officer from November 4, 2014 until February 15, 2015, during which time he was not “independent” under the applicable NYSE standards.

Item 14. Principal Accountant Fees and Services

KPMG LLP served as our independent registered public accountants for the year ending December 31, 2014. KPMG LLP served as our independent registered public accountants from our formation in March 2010 until the completion of KPMG LLP’s review of the Company’s condensed consolidated financial statements for the quarterly reporting period ended March 31, 2015 and the filing of the related Quarterly Report on Form 10-Q and is considered by our management to be well qualified. As previously disclosed, the Audit Committee approved the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm effective as of August 5, 2015.

The following is a summary of the fees billed to our company by KPMG LLP for professional services rendered for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit, Audit-Related and Tax Compliance and Preparation Fees:
Audit Fees	$1,016,033	$678,550
Audit-Related Fees	232,000	365,450
Tax Fees – Tax Compliance and Preparation	372,000	228,925
Total Audit, Audit-Related and Tax Preparation and Compliance Fees	1,620,033	1,272,925
Other Non-Audit Fees:
Tax Fees – Other	225,000	996,497
All Other Fees	—	—
Total – Other Non-Audit Fees	225,000	996,497
Total Fees	$1,845,033	$2,269,422

Audit Fees and Audit-Related Fees

“Audit Fees” are the aggregate fees billed by KPMG LLP for professional services rendered in connection with the Company’s common and preferred stock offerings, debt securities offerings, reviews of the Company’s quarterly financial statements and the audit of the Company’s annual consolidated financial statements and internal control over financial reporting as of period end.

“Audit-Related Fees” include fees relating to required statutory audits and a required Regulation S-X Rule 3-14 audit for a significant portfolio acquisition in 2013.

Tax Fees

“Tax Fees – Tax Compliance and Preparation” consist of fees for assistance regarding federal and state tax compliance. “Tax Fees – Other” consist of fees and related expenses billed for professional services for tax planning, tax advice and consulting.

All Other Fees

“All Other Fees” consist of fees and related expenses for products and services other than services described under “Audit Fees,” “Audit-Related Fees,” “Tax Fees – Tax Compliance and Preparation” and “Tax Fees – Other.” KPMG LLP did not provide any such products or services for us during the years ended December 31, 2014 and 2013.

Pre-Approval Policy

All audit, tax and other services provided to us were reviewed and pre-approved by the Audit Committee or a member of the Audit Committee designated by the full committee to pre-approve such services. The Audit Committee or designated member concluded that the provision of such services by KPMG LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

3.	Exhibits

The following exhibits are filed as part of this Form 10-K/A:

Exhibit Number	Description of Document
31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 2015.

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ David Coles
David Coles
Interim Chief Executive Officer

