Form 10-Q
period 2015-06-30
Campus Crest Communities, Inc.
filed 2015-09-29
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 28, 2015
Common Stock, $0.01 par value per share	64,756,541 shares

CAMPUS CREST COMMUNITIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Investment in real estate, net:
Student housing properties ($32,875 related to VIE as of December 31, 2014)	$1,553,782	$935,962
Accumulated depreciation (($318) related to VIE as of December 31, 2014)	(150,912)	(128,121)
Land and property held for sale	15,019	37,163
Land held for investment	7,413	7,413
Investment in real estate, net	1,425,302	852,417
Investment in unconsolidated entities	87,730	259,740
Cash and cash equivalents ($670 related to VIE as of December 31, 2014)	15,679	15,240
Restricted cash	17,411	5,429
Student receivables, net of allowance for doubtful accounts of $2,223 and $459, respectively ($36, net of allowance of $9 related to VIE as of December 31, 2014)	2,070	1,587
Cost and earnings in excess of construction billings	-	3,887
Intangible assets, net	9,315	-
Other assets ($236 related to VIE as of December 31, 2014)	32,823	35,742
Total assets	$1,590,330	$1,174,042

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans ($21,170 related to VIE as of December 31, 2014)	$600,750	$300,673
Line of credit and other debt	367,680	317,746
Accounts payable and accrued expenses ($534 related to VIE as of December 31, 2014)	28,621	53,816
Construction billings in excess of cost and earnings	-	481
Other liabilities ($607 related to VIE as of December 31, 2014)	35,025	22,092
Total liabilities	1,032,076	694,808

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized: 8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 6,100,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	61	61
Common stock, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 64,776,220 and 64,742,713 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	648	648
Additional common and preferred paid-in capital	781,280	773,998
Accumulated deficit and distributions	(301,776)	(301,566)
Accumulated other comprehensive loss	(3,090)	(2,616)
Total Campus Crest Communities, Inc. stockholders' equity	477,123	470,525
Noncontrolling interests	81,131	8,709
Total equity	558,254	479,234
Total liabilities and equity	$1,590,330	$1,174,042

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues:
Student housing rental	$43,722	$23,637	$82,512	$47,272
Student housing services	1,745	1,026	3,055	1,999
Property management services	212	327	441	430
Total revenues	45,679	24,990	86,008	49,701
Operating expenses:
Student housing operations	19,943	10,747	37,147	21,360
General and administrative	10,423	3,649	18,461	7,155
Severance	62	-	570	-
Write-off of other assets	597	-	1,366	-
Transaction costs	1,640	1,460	3,132	2,045
Ground leases	120	120	240	237
Depreciation and amortization	27,861	7,253	47,617	14,233
Total operating expenses	60,646	23,229	108,533	45,030
Equity in earnings (losses) of unconsolidated entities	790	(891)	(1,359)	(572)
Operating (loss) income	(14,177)	870	(23,884)	4,099

Nonoperating income (expense):
Interest expense, net	(9,270)	(2,950)	(17,058)	(6,326)
Gain on purchase of Copper Beech	6,393	-	28,035	-
Gain on sale of land and unconsolidated entities	-	-	7,748	-
Other (expense) income	4	104	(51)	170
Total nonoperating (expense) income, net	(2,873)	(2,846)	18,674	(6,156)
Net loss before income tax benefit	(17,050)	(1,976)	(5,210)	(2,057)
Income tax benefit	-	210	-	400
Loss from continuing operations	(17,050)	(1,766)	(5,210)	(1,657)
Income (loss) from discontinued operations	-	1,374	(1,157)	2,313
Net (loss) income	(17,050)	(392)	(6,367)	656
Net (loss) income attributable to noncontrolling interests	(4,000)	12	(6,157)	(3)
Dividends on preferred stock	3,050	3,050	6,100	6,100
Net loss attributable to common stockholders	$(16,100)	$(3,454)	$(6,310)	$(5,441)

Per share data - basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.25)	$(0.07)	$(0.08)	$(0.12)
Income (loss) from discontinued operations attributable to common shareholders	-	0.02	(0.02)	0.04
Net loss per share attributable to common stockholders	$(0.25)	$(0.05)	$(0.10)	$(0.08)

Weighted-average common shares outstanding:
Basic and diluted	64,741	64,681	64,737	64,588

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Consolidated statements of comprehensive income (loss):
Net (loss) income	$(17,050)	$(392)	$(6,367)	$656
Foreign currency translation	98	1,216	(553)	224
Comprehensive (loss) income	(16,952)	824	(6,920)	880
Net (loss) income attributable to noncontrolling interests	(4,000)	12	(6,157)	(3)
Foreign currency translation attributable to noncontrolling interest	14	9	(79)	1
Dividends on preferred stock	3,050	3,050	6,100	6,100
Comprehensive loss attributable to common stockholders	$(16,016)	$(2,247)	$(6,784)	$(5,218)

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Series A		Additional		Accumulated
	Cumulative		Common and	Accumulated	Other	Total
	Redeemable	Common	Preferred Paid-	Deficit and	Comprehensive	Stockholders'	Noncontrolling	Total
	Preferred Stock	Stock	in Capital	Distributions	Loss	Equity	Interests	Equity
Balance at December 31, 2014	$61	$648	$773,998	$(301,566)	$(2,616)	$470,525	$8,709	$479,234
Amortization of restricted stock awards	-	-	1,629	-	-	1,629	-	1,629
Foreign currency translation	-	-	-	-	(474)	(474)	(79)	(553)
Non-controlling interest in Copper Beech at Ames	-	-	5,653	-	-	5,653	(5,653)	-
Non-controlling interest -OP units	-	-	-	-	-	-	71,344	71,344
Non-controlling interest -CBTC 8 and 9	-	-	-	-	-	-	(29)	(29)
Non-controlling interest -CBTC 29 and IUP BUY	-	-	-	-	-	-	12,996	12,996
Net loss	-	-	-	(210)	-	(210)	(6,157)	(6,367)
Balance at June 30, 2015	$61	$648	$781,280	$(301,776)	$(3,090)	$477,123	$81,131	$558,254

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014

Operating activities:
Net (loss) income	$(6,367)	$656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,617	14,233
Amortization of fair value of debt adjustments	(2,298)	-
Write-off of other assets	1,366	-
Amortization of deferred financing costs and debt discount	1,799	1,364
Gain on sale of land and unconsolidated entities	(7,748)	-
Loss on disposal of assets	52	-
Proceeds received for business interruption insurance	-	1,325
Provision for bad debts	1,781	844
Gain on purchase of Copper Beech	(28,035)	-
Equity in losses of unconsolidated entities	1,359	572
Distributions of earnings from unconsolidated entities	196	390
Share based compensation expense	1,629	800
Changes in operating assets and liabilities:
Restricted cash	(1,441)	(732)
Student receivables	(953)	(1,010)
Construction billings	2,788	18,710
Accounts payable and accrued expenses	(5,474)	(1,175)
Other	(85)	(12,559)
Net cash provided by operating activities	6,186	23,418
Investing activities:
Investments in developed properties	(9,701)	(77,996)
Proceeds received from sales of land	28,334	-
Insurance proceeds received for damaged assets	474	590
Investments in student housing properties	(5,525)	(3,309)
Acquisition of Copper Beech, net of cash acquired of $5,802	(56,746)	-
Investments in unconsolidated entities	(2,404)	(46,791)
Acquisition of previously unconsolidated entities	-	(7,661)
Proceeds received from sales of previously unconsolidated entities	978	-
Capital distributions from unconsolidated entities	1,042	6,926
Corporate capital expenditures	(174)	(3,350)
Proceeds received from the sale of corporate aircraft	3,811	-
Change in restricted cash	(38)	27,716
Net cash used in investing activities	(39,949)	(103,875)
Financing activities:
Proceeds from mortgage and construction loans	24,079	19,921
Repayments of mortgage and construction loans	(18,127)	(1,140)
Proceeds from line of credit and other debt	46,000	91,500
Repayments of line of credit and other debt	(619)	(15,300)
Debt issuance costs	(1,213)	(580)
Payment of offering costs	-	(817)
Change in restricted cash	(7,002)	-
Dividends paid to common stockholders	(5,830)	(21,337)
Dividends paid to preferred stockholders	(3,050)	(6,100)
Dividends paid to noncontrolling interest	(36)	(143)
Net cash provided by financing activities	34,202	66,004
Net change in cash and cash equivalents	439	(14,453)
Cash and cash equivalents at beginning of period	15,240	32,054
Cash and cash equivalents at end of period	$15,679	$17,601

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$15,215	$3,357
Cash paid for income taxes	292	376

Non-cash investing and financing activity:
Common and preferred stock dividends declared but not paid	-	13,763
Assumption of mortgage, construction loans and other debt related to purchase of previously unconsolidated entities	300,706	16,822
Change in non-controlling interests resulting from ownership change in Copper Beech at Ames	5,653	-
Change in insurance proceeds receivable related to damaged assets	161	781
Accounts payable related to capital expenditures	2,117	9,112
Increase in other assets and other liabilities for fair value of guarantee obligation and corresponding indemnity related to CBTC 23	3,950	-
Share-based compensation capitalized to development in process	-	383
The Company acquired substantially all of the remaining ownership in certain Copper Beech properties for approximately $59.0 million
In conjunction with the acquisition liabilities assumed were as follows:
Fair value of assets acquired, net of cash acquired of $5,802	$659,097	$-
Cash paid, net of cash acquired of $5,802	(56,746)	-
Outstanding liability for purchase of CBTC 8 and CBTC 9 minority interest	(2,275)	-
Change in non-controlling interests resulting from ownership change	(84,311)	-
Company's ownership interest prior to the acquisition	(174,821)	-
Gain recognized on transaction	(28,035)	-
Liabilities assumed	312,909	-
The Company acquired the remaining ownership in HSRE IV for approximately $7.7 million
In conjunction with the acquisition liabilities assumed were as follows:
Fair value of assets acquired	$-	$26,854
Cash paid for 80% interest	-	(7,661)
Company's ownership interest prior to the acquisition	-	(1,915)
Liabilities assumed	-	17,278

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

The Company operates its properties under three Separate brands: The Grove, Copper Beech and evo®. As of June 30, 2015, the Company has ownership interests in 44 operating student housing Grove properties containing approximately 9,100 apartment units and 24,700 beds. Thirty-six of the Company’s operating Grove properties are wholly-owned and eight of the Company’s operating Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE"). Additionally, the Company holds ownership interests in three evo® properties as joint ventures containing approximately 1,500 units and 3,000 beds, one with HSRE and Brandywine Realty Trust ("Brandywine"), and two with Beaumont Partners SA (“Beaumont”). The Company also has one wholly owned redevelopment property containing approximately 170 units and 340 beds. As of June 30, 2015, the Company held a 100% interest in 30 Copper Beech operating properties with approximately 4,500 units and 12,200 beds and varying ownership interests in 5 operating properties with approximately 1,700 units and 4,300 beds.

Properties in
Operation
Wholly owned Grove properties	36
Joint Venture Grove properties	8
Total Grove Properties	44
Joint Venture evo properties	3
Wholly owned Copper Beech properties	30
Joint Venture owned Copper Beech properties(1)	5
Total Copper Beech properties	35
Total Portfolio(2)	82

(1)	The Company holds a 48% ownership interest in 5 unconsolidated properties. See Note 6 for additional information.
(2)	The Company’s 100% owned redevelopment property in Toledo, Ohio, which was acquired in March 2013 is excluded. As of December 31, 2014 and June 30, 2015, this property was classified as held for sale.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, presented in U.S. dollars, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and represent the Company’s financial position, results of operations and cash flows. Equity interests owned by others in the Operating Partnership are reflected as non-controlling interests in the consolidated financial statements. The Company also has interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation, which relates to discontinued operations discussed in Note 7.

Interim Financial Statements

The accompanying interim consolidated financial statements are unaudited, but have been prepared in accordance with U.S. GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by U.S. GAAP for complete consolidated financial statements.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements of the Company for these interim periods have been included and are of a normal, recurring nature.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically, and the effects of such revisions are reflected prospectively in the period in which they occur. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Consolidated Variable Interest Entity

During the year ended December 31, 2013, the Company entered into a variable interest entity ("VIE") with Copper Beech Townhome Communities, LLC ("CBTC") to develop, construct and manage a student housing property in Ames, Iowa (“Copper Beech at Ames”). The property began operations during the third quarter of 2014. The Company concluded that it is the primary beneficiary of Copper Beech at Ames as the Company funded all of the equity of this entity, resulting in the Copper Beech investor’s interest being deemed a de facto agent of Campus Crest. The VIE’s assets and liabilities and the noncontrolling interest are included in the consolidated balance sheet as of December 31, 2014. On January 30, 2015, in connection with the Copper Beech purchase transaction (see Note 6), the Company’s ownership interest in Copper Beech at Ames increased to 100%. The acquisition of the noncontrolling interest in Copper Beech at Ames was accounted for as an equity transaction and did not result in the recognition of a gain or loss in the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2015.

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of the Company’s student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. There was no interest capitalized during the three and six months ended June 30, 2015, and $2.4 million and $4.3 million of interest was capitalized during the three and six months ended June 30, 2014, respectively.

The Company capitalizes costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts, the Company capitalizes all direct costs and indirect costs that have been incurred as a result of the development. These costs include interest, related loan fees and property taxes as well as other direct and indirect costs. The Company capitalizes interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with the Company’s development and redevelopment efforts, are capitalized. Indirect costs not clearly related to acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred. As there were no assets under development during the three and six months ended June 30, 2015, correspondingly there were no capitalized costs for the period. See the Development and Construction Services section herein for additional discussion. Capitalized indirect costs associated with the Company’s development activities were $3.6 million and $6.9 million for the three and six months ended June 30, 2014, respectively. The Company was developing ten properties during the three and six months ended June 30, 2014. All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

Pre-development costs are capitalized when they are directly identifiable with the specific property and would be capitalized if the property were already acquired and acquisition of the property or an option to acquire the property is probable. Capitalized pre-development costs are expensed when management believes it is no longer probable that a contract will be executed or construction will commence. Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or if the Company is unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where the Company has not yet acquired the target property or where the Company has not yet commenced construction on a periodic basis and expenses any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. No such write-offs were recorded during the three and six months ended June 30, 2015 and June 30, 2014. As of June 30, 2015 and December 31, 2014, the Company had no pre-development costs related to development projects, (see Note 4 regarding the Company’s strategic repositioning initiatives). As of June 30, 2015, the Company owned six strategically held land parcels that could be used for the development of phase two properties, with an aggregate bed count ranging from approximately 1,000 to 1,500, and four land parcels and one property which the Company intends to divest. The costs associated with the strategically held parcels are included in land held for investment on the accompanying consolidated balance sheets. The costs associated with the land parcels and additional property in which the Company intends to divest are included in land and property held for sale in the accompanying consolidated balance sheets.

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

 For entities where the Company is the general partner (or the equivalent), but does not control the real estate venture, and the other partners (or the equivalent) hold substantive participating rights, the Company uses the equity method of accounting. For entities where the Company is a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate the Company controls the entity, the Company would consolidate the entity; otherwise the Company accounts for its investments using the equity method of accounting.

Under the equity method of accounting, investments are initially recognized in the consolidated balance sheets at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on the Company’s consolidated balance sheets and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value.

Ground Leases

Ground lease expense is recognized on a straight-line basis over the term of the related lease.

Cash, Cash Equivalents and Restricted Cash

Campus Crest considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash is excluded from cash for the purpose of preparing the consolidated statements of cash flows. The Company maintains cash balances in various banks. At times the Company’s balances may exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company does not believe this presents significant exposure for the business.

Restricted cash includes escrow accounts held by lenders for the purpose of paying taxes, insurance and funding capital improvements. Additionally, during the quarter ended June 30, 2015, our lenders required us to put $7.0 million into an escrow account to serve as collateral for the borrowings of debt related to two properties – The Grove at Norman, Oklahoma and the Grove at Fayetteville, Arkansas. As a result, these amounts are classified in the Consolidated Statement of Cash Flows as changes in restricted cash in financing activities. See Note 18. The Company’s funds in escrow are typically held in interest bearing accounts covered under FDIC insurance with applicable limits.

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

The following is a summary of the Company’s allowance for doubtful accounts for the six months ended June 30, 2015 (in thousands):

Balance at December 31, 2014	$(459)
Bad debt expense	(1,776)
Write offs	12
Balance at June 30, 2015	$(2,223)

Write offs during the six months ended June 30, 2014 were immaterial.

Intangible Assets

Campus Crest’s intangible assets consist of acquired in-place leases and the trademark for the Copper Beech brand name. As previously mentioned, the acquired in-place leases are amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. The gross carrying amount, accumulated amortization and net carrying amount of the acquired in-places leases was $28.8 million, $23.5 million and $5.3 million as of June 30, 2015, respectively. Amortization expense for the three and six months ended June 30, 2015 was $14.9 million and $23.5 million, respectively. The estimated amortization expense for the remainder of 2015 is $5.3 million, which includes amortization related to the properties acquired as part of the second Copper Beech closing which occurred on April 30, 2015, of $0.9 million (see Note 6). The Copper Beech trademark, which is a non-amortizing intangible asset, has a carrying value of $4.1 million as of June 30, 2015. In accordance with FASB ASC 350, Intangibles - Goodwill and Other, indefinite-lived intangible assets that are not subject to amortization must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. As such, the Company will perform an impairment test in relation to the Copper Beech trademark on an annual basis or more frequently, if needed. As described in Note 6, the amount of the acquired in-place lease intangibles and related amortization and the amount of the Copper Beech brand name intangible are based on preliminary estimates that may change when the related acquisition accounting valuations are finalized.

Deferred Financing Costs

Campus Crest defers costs incurred in obtaining financing and amortizes these costs using the straight-line method, which approximates the effective interest method, over the expected terms of the related loans. Deferred financing costs as of June 30, 2015 and December 31, 2014 were $12.5 million and $11.7 million, respectively, and accumulated amortization was $5.9 million and $4.8 million as of June 30, 2015 and December 31, 2014, respectively. Upon repayment of the underlying debt, any unamortized costs are charged to earnings. Deferred financing costs, net of accumulated amortization, are included in other assets, in the accompanying consolidated balance sheets.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in the Company’s consolidated subsidiaries which are not attributable to the Company’s stockholders. Accordingly, noncontrolling interests are reported as a component of equity, separate from stockholders’ equity, in the accompanying consolidated balance sheets. On the consolidated statements of operations and comprehensive income (loss), operating results are reported at their consolidated amounts, including both the amount attributable to the Company and to noncontrolling interests. For both the three and six months ended June 30, 2015, net loss attributable to noncontrolling interests is calculated by including the proportionate amount of OP units held by the CB Investors during the period multiplied by the Company’s net loss excluding the gain on purchase of Copper Beech. See also “Consolidated Variable Interest Entity,” in this note herein.

Student Housing Revenue

Students are required to execute lease contracts with payment schedules that vary from annual to monthly payments. The Company recognizes revenue on a straight-line basis over the term of the lease contracts which for new tenants is typically 11.5 months for Grove and evo® properties and 12 months for Copper Beech properties. The lease term for renewing tenants for all properties is typically 12 months. Generally, unless sufficient income can be verified, each executed contract is required to be accompanied by a signed parental/guardian guaranty. Amounts received in advance of the occupancy period or prior to the contractual due date are recorded as deferred revenues and included in other liabilities on the accompanying consolidated balance sheets.

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

Costs and estimated earnings in excess of billings represent the excess of construction costs and profits recognized to date using the percentage of completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage of completion method on certain contracts. Billings to date on such contracts totaled $0.6 million and $49.3 million as of June 30, 2015 and December 31, 2014, respectively. During the three months ended June 30, 2015, the Company has billed the costs and estimated earnings outstanding as of March 31, 2015 and collected those costs as of the time of this filing.

Marketing and Advertising Costs

Marketing and advertising costs are expensed during the period incurred and included in student housing and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Marketing and advertising expenses were $0.6 million and $1.0 million for the three and six months ended June 30, 2015, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively.

Derivative Instruments and Hedging Activities

Campus Crest enters into interest rate cap agreements to manage floating interest rate exposure with respect to amounts borrowed, or forecasted to be borrowed, under credit facilities. These contracts effectively limit the amount of interest the Company needs to pay should interest rates exceed contracted levels. The Company had two interest rate caps as of June 30, 2015.

 All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current period earnings as a component of other income (expense) line item on the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2015 and December 31, 2014, the fair value of derivative contracts was insignificant.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains (losses) on derivative instruments and foreign currency translation adjustments. Comprehensive income (loss) is presented in the accompanying consolidated statements of operations and comprehensive income (loss) and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.

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

Foreign Currency

Transactions denominated in foreign currencies are recorded in local currency at actual exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet dates are reported at the rates of exchange prevailing at those dates. Any gains or losses arising on monetary assets and liabilities from a change in exchange rates subsequent to the date of the transaction have been included in discontinued operations, if resulting from operations within the Company’s development or construction service company, or other income (expense) in the accompanying consolidated statements of operations and comprehensive income (loss). As of June 30, 2015 and December 31, 2014, the Company had foreign currency exposure to the Canadian dollar. The aggregate transaction gains and losses included in the accompanying consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 were not significant.

The financial statements of certain equity method investees and certain foreign subsidiaries are translated from their respective functional currencies into U.S. dollars using current and historical exchange rates. Translation adjustments resulting from this process are reported separately and included as a component of accumulated other comprehensive income (loss) in stockholders' equity in the accompanying consolidated balance sheets. Upon classification as held for sale, sale or liquidation of the Company’s investments, the translation adjustment would be reported as part of the gain or loss on classification, sale or liquidation. During the three and six months ended June 30, 2015, the Company recognized a foreign currency translation gain of $0.1 million and a loss of $0.6 million, respectively, and a foreign currency translation gain of approximately $1.2 million and $0.2 million for the three and six months ended June 30, 2014, respectively, related to its investment in CSH Montreal, LP (“CSH Montreal”). Foreign currency translation loss is included in accumulated other comprehensive loss on the accompanying consolidated balance sheets and in comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss).

Insurance Recoveries

Insurance recoveries are amounts due or received under the Company’s applicable insurance policies for asset damage, remediation work and business interruption relating to a flood at The Grove at San Marcos, Texas during June 2015, the previously disclosed fire at The Grove at Pullman, Washington and to the damage at The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas. Business interruption recovery is recorded when realized and included as a reduction within student housing operations expenses within the consolidated statements of operations and comprehensive income (loss). The Company recognized $0.1 million of business interruption during both the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company recognized $0.5 million and $1.1 million, respectively, of business interruption. As of June 30, 2015 and December 31, 2014, the Company had a receivable for property damage or remediation work of $6.7 million and $5.5 million, respectively. During the third quarter of 2015, we collected $4.3 million.

Segments

The Company has identified three reportable business segments: (i) Grove and evo® operations (ii) Copper Beech operations and (iii) property management services. The Company evaluates the performance of its operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions. Unallocated corporate amounts include general expenses associated with managing the Company’s three reportable operating segments. Prior to the closing of the Copper Beech transaction in January 2015, the Company’s segments consisted of student housing operations and property management services. Upon closing of this transaction, the Company added the Copper Beech operations as a new reportable operating segment. During the first quarter of 2015, the Company’s chief operating decision maker began reviewing the separate operating results of the three operating segments to make decisions about resources to be allocated to each segment and assess each segment’s performance.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)", which amends the consolidation requirements in ASC 810, “Consolidation”. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company plans to adopt ASU 2015-02 as of January 1, 2016 and is currently evaluating the provisions of this guidance and the impact is not known.

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)", which simplifies the presentation of debt issuance costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with retrospective application required. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company plans to adopt ASU 2015-03 as of January 1, 2016 and is currently evaluating the provisions of this guidance and the impact is not known.

In May 2014, the FASB issued ASU 2014-09 "Revenue From Contracts With Customers" which provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or modified approach upon adoption. The Company is currently evaluating the provisions of this guidance and the impact is not known.

3. Student Housing Properties

The following is a summary of the Company’s student housing properties, net for the periods presented (in thousands):

	June 30,	December 31,
	2015	2014

Land	$119,236	$76,043
Buildings and improvements	1,333,421	781,739
Furniture, fixtures and equipment	101,125	78,180
	1,553,782	935,962

Less: accumulated depreciation	(150,912)	(128,121)
	$1,402,870	$807,841

During the six months ended June 30, 2015, the Company exercised its option to acquire the remaining interests in 30 Copper Beech properties. See Note 6 for additional information related to the Copper Beech acquisition.

In July 2013, the Company experienced a fire at The Grove at Pullman, Washington, a property under construction, which resulted in a partial loss of the property. The Company settled with its insurance company on a loss of $6.8 million, of which the Company received $2.5 million in insurance proceeds in 2013 and the remaining $4.3 million in July 2015. The settlement resulted in the write off of $0.3 million to reduce the receivable to the settled amount. This is included in write off of other assets in the consolidated statements of operations and comprehensive income (loss).

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

(3)	Disposing of land which was previously held for future development (included in land and property held for sale in the accompanying consolidated balance sheets, some of which were disposed of during the six months ended June 30, 2015 (see Note 7) and the rest of which the Company expects to dispose of during the remainder of 2015); and,

(4)	Undergoing a review of strategic alternatives. (See note 18 for additional information)

On January 16, 2015, the Company sold a portfolio of six undeveloped land parcels to a leading student housing developer resulting in net sale proceeds of $28.3 million. The portfolio included parcels located in Alabama, Arizona, California, Florida, Michigan and Washington. The sale was a part of the Company's previously announced strategic initiative to improve liquidity and simplify the balance sheet by selling certain properties previously held for development. (See Note 7). These land parcels were included in the Grove and evo® Operations segment.

On January 30, 2015, the Company sold its 10% interest in the joint venture property, The Grove at Stillwater, Oklahoma for net sale proceeds of $1.0 million. Additionally as part of this closing, the Company received $1.9 million in proceeds for a receivable related to renovation work performed at this property. No gain or loss was recognized.

On March 31, 2015, the Company sold its interest in the following joint venture properties: The Grove at Lawrence, KS and The Grove at Conway, AR (see Note 7). These joint ventures were included in the Grove and evo® Operations segment.

The Company also terminated the employment of certain employees and eliminated positions. In connection with these terminations, the Company recognized severance expense of $0.1 million and $0.5 million during the three and six months ended June 30, 2015, respectively, which is included in operating expenses in the consolidated statements of operations and comprehensive income (loss). Severance expense included $0.0 and $0.4 million for the acceleration of the vesting conditions of restricted shares for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, there was $2.4 million of accrued severance included in accounts payable and accrued expenses in the consolidated balance sheet of which $1.0 million and $1.4 million is expected to be paid in the remainder of 2015 and 2016, respectively. Changes to the severance accrual during the six months ended June 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$5,743
New charges	184
Cash payments	(3,476)
Balance at June 30, 2015	$2,451

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

	June 30, 2015	December 31, 2014
Deferred tax assets:
Solar investment tax credit	$2,116	$2,116
Net operating losses	2,082	2,284
Other	20	22
Less: valuation allowance	(3,809)	(4,002)
Total deferred tax assets	409	420
Deferred tax liabilities:
Depreciation and amortization	(409)	(420)
Total deferred tax liabilities	(409)	(420)
Net deferred tax assets	$-	$-

Due to the Company’s decision to discontinue construction and development operations, it believes it is more likely than not that the Company will not realize the value of its deferred tax assets, net of valuation allowance. For the six months ended June 30, 2015, the valuation allowance decreased by $0.2 million due to the estimated use of certain state net operating losses. The Company had no unrecognized tax benefits as of June 30, 2015 and December 31, 2014. Because no material unrecognized tax benefits have been recorded, no related interest or penalties have been calculated.

As of June 30, 2015 the Company is not under an income tax examination by the Internal Revenue Service (“IRS”) or by any state or local taxing authority. The Company is no longer subject to income tax examinations by the IRS for tax years before 2011 or by state or local income tax authorities for the tax years before 2010.

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

Pursuant to the terms of the Second Amendment, the Company agreed to acquire the Sellers’ remaining interests in each of the properties comprising the Copper Beech Portfolio other than Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Morgantown, Copper Beech Harrisonburg, Copper Beech Greenville and Copper Beech Parkway. On April 30, 2015 (the "Second CB Closing"), the Company completed the acquisition of the Sellers’ interests in two of the properties in the Copper Beech Portfolio in which the Company previously held a 48% interest – Copper Beech San Marcos Phase 1 and Copper Beech IUP Buy.

Following the consummation of the First CB Closing, the Second CB Closing, and as of June 30, 2015, the Company held a 100% interest in Copper Beech at Ames and the following interests in the remaining Copper Beech Portfolio:

•	100% interest in 29 student housing properties;
•	100% interest in 2 undeveloped land parcels and 1 corporate office building;
•	48% interest in 5 student housing properties; and
•	no ownership interest in 1 student housing property (Copper Beech Kalamazoo – Phase I).

As consideration for the additional interests acquired in the First CB Closing, the Company paid to the Sellers aggregate cash consideration of $58.9 million and the Operating Partnership issued to the Sellers an aggregate of approximately 10.4 million ($71.3 million) OP Units. As consideration for the Second CB Closing, the Company paid to the Sellers $1.4 million in cash and the Operating Partnership issued to the Sellers approximately 2.0 million ($13.0 million) OP Units. The OP Units were valued at the closing price of the Company’s stock on the respective closing dates. Additionally, the Company surrendered all of its previous 48% ownership interest in one of the properties (Copper Beech Kalamazoo – Phase I) in the Copper Beech Portfolio as part of the terms of the Second Amendment. The Company continues to hold a 48% ownership interest in Copper Beech Kalamazoo – Phase II as a result of not receiving lender consent to reduce its ownership interest to zero.

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

As the timing of the consideration paid and ownership interests acquired at each stage differed, for purposes of computing how much of the gain to recognize during the three and six months ended June 30, 2015, the Company allocated the total consideration paid in the First CB Closing and the Second CB Closing, based on the relative provisional fair values of the assets acquired and liabilities assumed in the two closings. As a result, a gain of $21.6 million was recognized during the three months ended March 31, 2015 and a gain of $6.4 million was recognized during the three months ended June 30, 2015.

The Company negotiated the purchase of a significant portion of the Copper Beech Portfolio at the inception of the Initial Purchase Agreement, notwithstanding the fact that the acquisition of ownership interests occurred in stages. During the year ended December 31, 2014, the Company recognized a $33.4 million loss on the effect of not exercising the Copper Beech option which correspondingly decreased the Company’s investment in the Copper Beech Portfolio. This loss resulted from the Company reducing its ownership interest in 28 properties in the Copper Beech Portfolio, from 67% to 48%. Additionally, there were significant amounts of amortization expense for in-place lease intangible assets included in the equity in losses recognized during the year ended December 31, 2014 and 2013, which also decreased the carrying value of our investment in the Copper Beech Portfolio. Primarily as a result of these decreases in our investment in the Copper Beech Portfolio, at the First CB Closing and Second CB Closing, the Company realized a gain as the provisional fair value of the assets acquired and liabilities assumed exceeded the consideration of cash paid, OP Units issued and the carrying value of the investment in the Copper Beech Portfolio for these properties.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed from the First and Second CB Closings:

Assets acquired:
Land	$45,003
Buildings	553,866
Furniture, fixtures and equipment	21,393
Intangibles	32,824
Other assets, including cash of $5,802	11,813
Total assets acquired	$664,899

Liabilities assumed:
Mortgage, construction loans and other debt	$300,706
Other liabilities	12,203
Total liabilities assumed	$312,909

Net assets acquired	$351,990

Since the First CB Closing and Second CB Closing, the 29 Copper Beech student housing properties that were acquired and consolidated contributed $25.8 million of revenues and $20.9 million of net loss for the six months ended June 30, 2015 that are included in the accompanying consolidated statement of operations and comprehensive income (loss). These results include depreciation of $8.2 million and amortization of in-place intangible assets for the Copper Beech Portfolio of $23.5 million for the period from January 30, 2015 (date of First CB Closing) through June 30, 2015. In connection with the First CB Closing and Second CB Closing, the Company recognized $2.8 million of transaction costs for the six months ended June 30, 2015.

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations and comprehensive income (loss) since the respective acquisition closing dates.  The following pro forma information for the six months ended June 30, 2015 and 2014 presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented. Excluded from the pro forma results below are $2.8 million and $0.8 million of transaction costs for the six months ended June 30, 2015 and 2014, respectively, and $28.0 million of gain on purchase of Copper Beech for the six months ended June 30, 2015. Additionally, included in the pro forma results below for the six months ended June 30, 2015 and 2014 is $23.5 million and $18.4 million, respectively, of amortization expense of in-place intangible assets. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	Three months	Six months	Three months	Six months
	Ended June 30, 2015	Ended June 30, 2015	Ended June 30, 2014	Ended June 30, 2014

Total revenues	$46,145	$95,843	$39,905	$79,783
Net loss	$(22,350)	$(36,517)	$(12,143)	$(23,502)
Net loss attributable to common shareholders	$(20,691)	$(31,854)	$(12,876)	$(25,084)

The initial accounting for the business combination is incomplete with respect to the values assigned to tangible and intangible assets acquired with liabilities assumed and OP Units issued as the Company did not have sufficient time to finalize these respective valuations and, accordingly, the amounts recognized in these consolidated financial statements are provisional.

On April 30, 2015, the Company entered into a purchase agreement with The Pennsylvania State University (the “Penn State Seller”) to purchase the remaining 15% interest in Copper Beech Klondike and its 16% interest in Copper Beech Northbrook for $4.6 million. The closing occurred on June 25, 2015, with $2.3 million being paid to the Penn State Seller and with the remaining balance of $2.3 million expected to be paid on September 23, 2015. The transactions to purchase the remaining interests in these two properties were contemplated and structured as of the date of the First CB Closing. As of June 25, 2015, the Company owned 100% of both Copper Beech Klondike and Copper Beech Northbrook. As the purchase price of $4.6 million for these interests was known prior to the issuance of the consolidated financial statements for the three months ended March 31, 2015, the Company used $4.6 million as the estimated amount of the non-controlling interest for these two properties, which were consolidated as part of the First CB Closing. As a result, the Company did not recognize any gain during the six months ended June 30, 2015 as part of this transaction. In addition, there were not significant costs incurred in connection with this transaction.

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

Below is a summary of the consolidated balance sheets for the construction and development operations as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014

Cash	$93	$1,118
Other assets	13	634
Costs and earnings in excess of construction billings	618	3,887
Total assets	724	5,639

Accounts payable and accrued expenses	57	4,711
Construction billings in excess of cost and earnings	-	481
Total liabilities	57	5,192
Total net assets	$667	$447

Below is a summary of the results of operations for the construction and development operations for all periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$-	$10,295	$-	$17,628
Construction and development service expense	-	(8,921)	(1,157)	(15,315)
Income (loss) from discontinued operations	$-	$1,374	$(1,157)	$2,313

All construction and development projects were substantially complete as of December 31, 2014.

On January 16, 2015, the Company sold a portfolio of six undeveloped land parcels to a leading student housing developer resulting in net sale proceeds of $28.3 million. The portfolio included parcels located in Alabama, Arizona, California, Florida, Michigan and Washington. The Company disposed of the parcels through a rigorous sale process which resulted in noticeable demand from a wide spectrum of bidders with numerous offers received. As a result of this transaction, a gain of $3.1 million was recognized during the six months ended June 30, 2015. This gain is included in gain on sale of land and unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income (loss).

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

8. Investment in Unconsolidated Entities

The Company has investments in real estate ventures with HSRE, the former members (the “CB Investors”) of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (“CBTC PA,” together with CBTC, "Copper Beech"), Brandywine and Beaumont that the Company does not consolidate. These joint ventures are engaged primarily in owning and managing student housing properties. Both the Company and its joint venture partners hold joint approval rights for major decisions, including those regarding property acquisitions and dispositions as well as property operation. As such, the Company has significant influence but not control in these joint ventures and accounts for them under the equity method of accounting.

 The Company acts as the operating member and day-to-day manager for most of its investments with HSRE, Brandywine and Beaumont and earns fees for property management services. Additionally, for the six months ended June 30, 2014, the Company provided development and construction services to the ventures with HSRE, Brandywine, Copper Beech and Beaumont and recognized fees as the services were performed. The fees related to development and construction services are included in "Income (loss) from discontinued operations" in the accompanying consolidated statements of operations and comprehensive income (loss). No development and construction services were provided during the six months ended June 30, 2015.

In January 2014, CSH Montreal LP (“CSH Montreal”), the Company’s joint venture with Beaumont, formed HIM Holdings LP (“HIM Holdings”) to facilitate the acquisition of the Holiday Inn Midtown in Montréal, Québec for CAD 65 million ($52.0 million at the June 30, 2015 exchange rate). In connection with the acquisition of the Holiday Inn property, the Company increased its ownership interest from 20.0% to 47.0% in CSH Montreal, the joint venture that ultimately owns the Holiday Inn Midtown. In January 2014, with the acquisition of the Holiday Inn Midtown property, the Company provided CAD 16.0 million ($12.8 million at the June 30, 2015 exchange rate) of preferred bridge equity financing to CSH Montreal to be repaid on or before September 2, 2014. As of September 2, 2014, the Company’s preferred equity had not been repaid in full and as a result the Company is now entitled to 60.5% of all cash distributions related to earnings from CSH Montreal, with Beaumont and its partners being entitled to the remaining 39.5%. The Company retains its common ownership interest of 47.0% in CSH Montreal and recognizes 47.0% in all losses from CSH Montreal with Beaumont and its partners recognizing the remaining 53.0%. The Company’s maximum exposure to loss is its investment in CSH Montreal and the amount, if any, that could be due under its debt guarantee described in Note 17. While the Company is not obligated to provide additional capital to CSH Montreal, the Company may fund operating commitments up to its 47.0% common ownership in the partnership. As described in Note 18, the Company funded CAD 1.4 million ($1.1 million at the June 30, 2015 exchange rate) which was its proportionate share of a capital call, the proceeds of which will be used to pay the interest on the construction loan as well as other operating expenses. Currently, the Company estimates that it will provide no additional capital funding during the balance of 2015. However, if CSH Montreal fails to meet its projected occupancy, and instead maintains its current occupancy, the Company expects to fund an additional CAD 2.0 million ($1.6 million at the June 30, 2015 exchange rate) during the remainder of 2015, which is in addition to the $0.8 million that the Company has already funded to date during the year.

In conjunction with the Holiday Inn Midtown acquisition, CSH Montreal entered into a CAD 112.0 million ($89.6 million at the June 30, 2015 exchange rate) acquisition and development credit facility to help fund the conversion of both hotels into upscale student housing towers. The credit facility provides for variable interest-only payments at the higher of the following: (i) Canadian Prime rate, which was 2.85% at June 30, 2015, plus a weighted average spread of 3.39% or (ii) the Canadian Dealer Offered Rate (“CDOR”), which was 1.29% at June 30, 2015, plus 1%, plus a weighted average spread of 3.39% through its maturity date on January 13, 2016. This facility has one twelve-month extension option, subject to lender approval.

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

In February 2013, the Company entered into purchase and sale agreements to acquire an approximate 48.0% interest in a portfolio of 35 student housing properties, two undeveloped land parcels and a corporate office building held by the members of the Copper Beech Portfolio for an initial purchase price of approximately $230.6 million, including the repayment of $106.7 million of debt. The remaining interests in the Copper Beech Portfolio were held by certain of the former members of CBTC and CBTC PA (the “CB Investors”). In September 2013, the Company entered into an amendment to the above referenced purchase and sale agreement for consideration of $4.0 million whereby it transferred its 48.0% interest in five properties in the Copper Beech Portfolio back to the CB Investors and deferred the acquisition of two development properties as consideration for an additional 19.0% interest in each of the remaining 28 properties in the Copper Beech Portfolio. On August 18, 2014, the Company elected not to exercise the first purchase option to acquire additional interests in the properties comprising the Copper Beech Portfolio. As a result of this decision, the Company was entitled to 48.0% of the operating cash flows in the 35 operating properties, one office building and one parcel of land.

On January 30, 2015, the Company completed the acquisition of substantially all of the remaining interests in 28 student housing properties, 2 undeveloped land parcels and a corporate office building in the Copper Beech Portfolio. On April 30, 2015, the Company completed the acquisition of all of the remaining interests in 2 additional student housing properties in the Copper Beech Portfolio. See Note 6 for additional information.

The Company is the guarantor of the construction and mortgage debt or credit facilities of its joint ventures with HSRE, Brandywine and Beaumont (see Note 17). Details of the Company’s unconsolidated investments at June 30, 2015 are presented in the following table (dollars in thousands):

					Debt
							Weighted
			Number of				Average
	Our	Year	Properties In	Total	Amount		Interest
Unconsolidated Entities	Ownership	Founded	Operation	Investment	Outstanding		Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%	2009	1	$3,862	$11,166	(4)	2.69	%(1)	9/30/2015
HSRE-Campus Crest V, LLC	10.0%	2011	2	-	36,226	(4)	2.89	%(1)	7/20/2015 – 9/30/2015	(3)
HSRE-Campus Crest VI, LLC	20.0%	2012	3	7,153	51,206	(4)	2.49	%(1)	8/07/2015 – 12/19/2015	(3)
HSRE-Campus Crest IX, LLC	30.0%	2013	1	19,341	96,187	(4)	2.39	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%	2013	2	7,701	44,692	(4)	2.37	%(1)	9/06/2016 – 9/30/2018
CB Portfolio	48.0%	2013	5	45,017	159,842	(4)	5.41	%(2)	10/01/2015 – 10/01/2020
CSH Montreal	47.0%	2013	2	4,656	87,848	(4)	5.68	%(1)	1/13/2016
Total unconsolidated entities			16	$87,730	$487,167		4.03%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	Loans maturing in July and August of 2015 relate to properties that are part of the property swap detailed in Note 18.
(4)	The amount outstanding for debt represents 100% of the debt outstanding at each of the respective joint ventures in which the Company has varying ownership percentages. See Note 17 for a discussion of amounts of the outstanding debt in which the Company guarantees on behalf of certain of these joint ventures.

The following is a summary of the combined financial position of the Company’s unconsolidated entities with HSRE, Brandywine and Beaumont in their entirety, not only the Company’s interest in the entities, for the periods presented (in thousands):

	June 30,	December 31,
	2015	2014
Assets
Student housing properties, net	$489,881	$437,108
Development in process	47	7,429
Other assets	15,909	12,947
Total assets	$505,837	$457,484

Liabilities and Equity
Mortgage and construction loans	$326,435	$354,759
Other liabilities	14,065	29,364
Owners' equity	165,337	73,361
Total liabilities and owners' equity	$505,837	$457,484

Company's share of historical owners' equity	$60,102	$30,481
Preferred investment(1)	7,322	7,322
Net difference in carrying value of investment versus net book value of underlying net assets(2)	(24,711)	3,219
Carrying value of investment in HSRE and other non-Copper Beech entities	$42,713	$41,022

(1)	As of June 30, 2015, the Company had Class B membership interests in The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of $2.7 million, $2.7 million and $1.9 million, respectively, entitling the Company to a 9.0% return on its investment upon the respective property being operational.

(2)	This amount represents the aggregate difference between the Company’s carrying amount and its underlying equity in the net assets of its investments, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the other than temporary impairments recorded during 2014, the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entities, and the elimination of service related revenue to the extent of the Company’s percentage ownership.

ASC 323 Investments – Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X requires that summarized financial information of material investments accounted for under the equity method be provided of the investee’s financial position and results of operations including assets, liabilities and results of operations under the investee’s historical cost basis of accounting. Notwithstanding the extensive efforts of the Company and Copper Beech to compile the necessary financial information, the Company has determined that the information needed for the preparation of historical financial statements of the Copper Beech Portfolio to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, the Company has elected to present financial information on its investment in Copper Beech on the Company’s cost basis for its investment as of June 30, 2015 and December 31, 2014 as it believes this information is reliable and relevant to the users of its financial statements. Further, although the Company acknowledges that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, it does not believe that the lack of the omitted disclosure, or the information of the financial position reflecting the cost basis of its investment provided results in a material omission or misstatement of the Company’s consolidated financial statements taken as a whole.

The following is a summary of the financial position of the Copper Beech entities at 100% basis for the five and 35 student housing properties in which the Company held a 48% interest as of June 30, 2015 and December 31, 2014, respectively (in thousands):

	June 30,	December 31,
	2015	2014
Assets
Student housing properties, net	$256,895	$906,614
Intangible assets	1,866	7,212
Other assets	13,675	14,293
Total assets	$272,436	$928,119

Liabilities and Equity
Mortgage and construction loans	$167,930	$476,985
Other liabilities	3,080	15,541
Owners' equity	101,426	435,593
Total liabilities and owners' equity	$272,436	$928,119

Company's share of historical owners' equity	$48,684	$199,281
Net difference in carrying value of investment versus net book value of underlying net assets(1)	(3,667)	19,437
Carrying value of investment in unconsolidated entity	$45,017	$218,718

(1)	This amount represents the aggregate difference between the historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the impairment recognized during the year ended December 31, 2014 in connection with not exercising the Copper Beech purchase option, offset by the capitalization of transaction costs incurred to acquire the Company's interests in the Copper Beech entities.

The following is a summary of the combined operating results for the Company’s unconsolidated entities with HSRE, Brandywine and Beaumont in their entirety, not only the Company’s interest in the entities. For the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, this summary includes results for 11 unconsolidated properties and 14 unconsolidated properties, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues	$9,448	$6,422	$18,503	$12,878
Expenses:
Operating expenses	5,791	3,734	12,759	7,195
Interest expense	3,254	1,189	6,148	2,240
Depreciation and amortization	3,870	1,835	7,726	3,865
Other expense	49	-	65	46
Total expenses	12,964	6,758	26,698	13,346
Net loss	$(3,516)	$(336)	$(8,195)	$(468)

The following is a summary of the operating results for the Company’s unconsolidated Copper Beech entities in their entirety, not only the Company’s interest in the entities. For the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, this summary includes results for 5 unconsolidated properties and 28 unconsolidated properties, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenues
Expenses:	$6,576	$19,028	$12,803	$38,293
Operating expenses
Interest expense	2,376	7,271	4,396	14,571
Depreciation and amortization	2,214	3,012	4,127	5,952
Other expenses	1,127	9,859	2,168	19,636
Total expenses	108	287	301	626
Net income (loss)	5,825	20,429	10,992	40,785
	$751	$(1,401)	$1,811	$(2,492)

9. Debt

The following is a summary of the Company’s mortgage and construction notes payable, the Credit Facility (defined below), Exchangeable Senior Notes (defined below), and other debt (in thousands):

	June 30, 2015	December 31, 2014
Fixed-rate mortgage loans (1)	$421,113	$163,341
Variable-rate mortgage loans	16,484	16,613
Construction loans (1)	163,153	120,719
Total mortgage and construction loans	600,750	300,673

Line of credit (1)	263,500	217,500
Exchangeable senior notes	97,757	97,419
Other debt	6,423	2,827
Total lines of credit and other debt	367,680	317,746

Total debt	$968,430	$618,419

(1)	As stated in Note 6, on January 30, 2015, the Company and certain of its affiliates completed the acquisition of substantially all of the Sellers’ remaining interests in most of the Copper Beech properties. This acquisition represents $259.1 million of the increase in the fixed-rate mortgage loans, $34.1 million of the increase in the construction loans and $3.7 million of the increase in other debt related to Copper Beech letters of credit. During January 2015, the Company drew $46.0 million on its line of credit to fund the First CB Closing.

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

	Face Amount	Carrying Value at 6/30/2015	Carrying Value at 12/31/2014		Stated Interest Rate	Interest Rate at 6/30/2015	Maturity Date (1)	Amortization
Construction loans
The Grove at Grand Forks	$16,916	$15,414	$12,474		LIBOR + 200 BPS	2.18%	2/5/2016	Interest only
The Grove at Slippery Rock	17,961	17,738	16,031		LIBOR + 215 BPS	2.33%	6/21/2016	Interest only
The Grove at Muncie	14,567	13,892	13,892		LIBOR + 225 BPS	2.43%	7/3/2016	Interest only
The Grove at Fort Collins	19,073	19,073	19,073		LIBOR + 190 BPS	2.08%	7/13/2016	Interest only
The Grove at Pullman	16,016	10,886	10,886		LIBOR + 220 BPS	2.38%	9/5/2016	Interest only
Statesboro, GA Phase II	9,703	9,255	-	(3)	LIBOR + 250 BPS	2.68%	11/1/2016	30 years	(4)
CMU Phase II—Mount Pleasant, MI	10,130	9,101	-	(3)	LIBOR + 250 BPS	2.68%	2/1/2017	30 years	(4)
Auburn, AL	15,750	15,750	-	(3)	LIBOR + 200 BPS	2.18%	2/6/2017	Interest only
The Grove at Gainesville	30,069	25,616	22,836		LIBOR + 215 BPS	2.33%	3/13/2017	Interest only
Copper Beech at Ames	23,551	22,051	21,170		LIBOR + 225 BPS	2.43%	5/2/2017	Interest only
Toledo Vivo	9,404	4,377	4,357		LIBOR + 215 BPS	2.33%	11/25/2017	Interest only
Mortgage loans
IUP Phase II - Indiana	6,250	5,937	-	(3)	5.90%	5.90%	10/1/2015	30 years	(2)
CMU Phase I - Mount Pleasant, MI	20,000	18,183	-	(3)	5.47%	5.47%	10/1/2015	30 years	(2)
Bowling Green Phase I	13,000	12,227	-	(3)	5.63%	5.63%	10/1/2015	30 years	(2)
Copper Beech I - State College	5,250	5,062	-	(3)	5.61%	5.61%	2/11/2016	30 years	(2)
IUP Buy - Indiana	2,453	2,414	-	(3)	5.45%	5.45%	6/6/2016	30 years	(2)
San Marcos, TX Phase I	34,786	34,232	-	(3)	5.45%	5.45%	6/6/2016	30 years	(2)
The Grove at Milledgeville	16,250	15,531	15,640		6.12%	6.12%	10/1/2016	30 years	(2)
Bloomington	10,860	8,466	-	(3)	6.22%	6.22%	10/1/2016	30 years	(2)
Allendale Phase I	23,780	23,803	-	(3)	5.98%	5.98%	10/1/2016	30 years	(2)
Columbia, MO	24,516	24,669	-	(3)	6.22%	6.22%	10/1/2016	30 years	(2)
The Grove at Carrollton and The Grove at Las Cruces	29,790	28,472	28,674		6.13%	6.13%	10/11/2016	30 years	(2)
Radford	12,400	12,464	-	(3)	5.99%	5.99%	11/6/2016	30 years	(2)
The Grove at Denton	17,167	16,484	16,613		LIBOR + 215 BPS	2.33%	3/1/2017	30 years	(2)
The Grove at Asheville	14,800	14,201	14,304		5.77%	5.77%	4/11/2017	30 years	(2)
IUP Phase I - Indiana	6,500	6,500	-	(3)	2.15%	2.15%	6/2/2017	Interest only
Allendale Phase II	11,896	12,473	-	(3)	6.27%	6.27%	9/6/2017	30 years	(2)
Columbia, SC Phase I	36,936	38,545	-	(3)	6.27%	6.27%	9/6/2017	30 years	(2)
Statesboro, GA Phase I	31,000	32,102	-	(3)	5.81%	5.81%	10/6/2017	30 years	(2)
The Grove at Ellensburg	16,125	15,727	15,845		5.10%	5.10%	9/1/2018	30 years	(2)
The Grove at Nacogdoches	17,160	16,729	16,857		5.01%	5.01%	9/1/2018	30 years	(2)
The Grove at Greeley	15,233	14,817	14,945		4.29%	4.29%	10/1/2018	30 years	(2)
Copper Beech II - State College	8,805	9,355	-	(3)	5.97%	5.97%	8/1/2019	30 years	(2)
Columbia, SC Phase II	6,300	6,557	-	(3)	5.41%	5.41%	8/1/2020	30 years	(2)
Oakwood - State College	5,750	6,070	-	(3)	4.99%	4.99%	10/1/2020	30 years	(2)
The Grove at Clarksville	16,350	16,097	16,238		4.03%	4.03%	7/1/2022	30 years	(2)
The Grove at Columbia	23,775	22,509	22,738		3.83%	3.83%	7/1/2022	30 years	(2)
The Grove at Statesboro	18,100	17,971	18,100		4.01%	4.01%	1/1/2023	30 years	(2)
		$600,750	$300,673

(1)	For the construction loans, the maturity date is the stated maturity date in the respective loan agreements, some of which can be extended for an additional one to two years, subject to the satisfaction of certain conditions, depending on the loan. For the loans that will mature during 2015, the Company is actively pursuing an extension or refinancing of those loans.
(2)	Loan requires monthly payments of principal and interest, plus certain reserve and escrows, until maturity when all principal is due.

(3)	As stated in Note 6, on January 30, 2015, the Company and certain of its affiliates completed the acquisition of substantially all of the Sellers’ remaining interests in 28 of the Copper Beech properties. Accordingly, these balances were not recognized by the Company as of December 31, 2014. As part of recording the mortgage loans from the First CB Closing at fair value, the outstanding amount, after giving effect for each loan’s respective provisional fair value adjustment, could result in an outstanding balance greater than the face amount of the mortgage loan. These fair value adjustments are amortized to interest expense over the term of the respective mortgage loans. As of April 30, 2015 (the "Second CB Closing"), the Company completed the acquisition of the Sellers’ interests in two of the properties in the Copper Beech Portfolio in which the Company previously held a 48% interest – Copper Beech San Marcos Phase 1 and Copper Beech IUP Buy (See Note 6).
(4)	Loan required interest only payments until the loan was extended in March of 2015. Thereafter, principal and interest, plus certain reserves, are payable monthly until maturity.

Line of Credit

In January 2013, the Company entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement"), which provides for a $250.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $50 million term loan (the “Term Loan”, together with the “Revolving Credit Facility”, the “Amended Credit Facility”). Additionally, under certain circumstances, there is an accordion feature that allows the Company to request an increase in the total commitments of an additional $300.0 million to a total commitment of $600.0 million. The Second Amended and Restated Credit Facility will mature in January 2017 and contains a one-year extension option, subject to certain terms and conditions. Amounts outstanding under the Second Amended and Restated Credit Facility bear interest at a floating rate equal to, at the Company’s election, the Eurodollar Rate or the Base Rate (each as defined in the Amended Credit Facility) plus a spread. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At June 30, 2015, the interest rate was 2.70% on the Revolving Credit Facility borrowings and 2.65% on the Term Loan.

As of June 30, 2015, the Company had $213.5 million outstanding under the Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under the Revolving Credit Facility and Term Loan, as well as outstanding letters of credit of $3.4 million, will reduce the amount that the Company may be able to borrow under this facility for other purposes. At June 30, 2015, the Company had $36.5 million in borrowing capacity under the Revolving Credit Facility, and amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which the Company may exercise at its option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for the Company to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of the Company’s properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of the Company’s development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of the Company’s development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

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

Exchangeable Senior Notes

The Company has outstanding $100.0 million of Exchangeable Senior Notes due 2018 (the “Exchangeable Senior Notes”) which bear interest at 5.53% per annum. Interest is payable on April 15 and October 15 of each year beginning April 15, 2014 until the maturity date of October 15, 2018. The Operating Partnership’s obligations under the Exchangeable Senior Notes are fully and unconditionally guaranteed by the Company. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. Although the Indenture dated as of October 9, 2013 (the “Indenture”), by and among the Operating Partnership, the Company, and U.S. Bank National Association (the “Trustee”) for the Exchangeable Senior Notes contains a cross-default provision, as of June 30, 2015, no event under any of the Company’s credit facilities has triggered that cross-default provision (see Note 18).

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

In connection with the issuance of the Exchangeable Senior Notes, the Company recorded $97.8 million within line of credit and other debt on the accompanying consolidated balance sheet, based on the fair value of the instrument at the time of issuance, and $2.2 million in additional paid-in-capital, net of offering costs, in the accompanying consolidated statements of changes in equity. Amortization related to the $2.2 million in additional paid in capital was $0.2 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively and $0.3 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

On May 21, 2015, the Operating Partnership delivered a notice (the “May 2015 Notice”) to the holders of its 4.75% Exchangeable Senior Notes, with a copy of such May 2015 Notice to the Trustee, pursuant to the Indenture. The May 2015 Notice provided that the Company anticipated it would be unable to timely file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 by June 2, 2015, which would result in a reporting event of default under the Indenture. The Notice further provided that, pursuant to Section 6.01(b) of the Indenture, the Operating Partnership elected that the sole remedy for the reporting event of default would consist exclusively of the right to receive additional interest on the Exchangeable Senior Notes at a rate equal to (i) 0.25% per annum of the outstanding principal amount of the Exchangeable Senior Notes for the first 90 days of the 180-day period in which such reporting event of default is continuing, beginning on, and including, the date on which such reporting event of default first occurs and (ii) 0.50% per annum of the outstanding principal amount of the Exchangeable Senior Notes for the last 90 days of such 180-day period as long as such reporting event of default is continuing, payable subject to and in accordance with the terms and conditions of the Indenture. Such reporting event of default was cured when the Company filed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 with the SEC on July 24, 2015.

On August 26, 2015, the Operating Partnership delivered a notice of sole remedy under the Indenture governing the Exchangeable Senior Notes in connection with the delayed filing by the Company of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. See Note 18 for further details.

Other Debt

As stated in Note 6, on January 30, 2015, the Company, and certain of its affiliates, completed the acquisition of substantially all of the Sellers’ remaining interests in Copper Beech, which included $3.7 million for CB lines of credit as of June 30, 2015. The interest rate on these lines of credit range from 0.50% to 3.59% and the maturity dates on these lines of credit are between the dates of September 1, 2015 and July 1, 2017. At the time of filing, the Company was in the process of re-negotiating the terms for the lines that matured on September 1, 2015.

Schedule of Debt Maturities

Scheduled debt maturities for the remainder of 2015 and each of the four years subsequent to December 31, 2015 and thereafter, are as follows (in thousands):

2015	$85,620
2016	179,899
2017	456,440
2018	164,684
2019	9,470
Thereafter	63,556
Total outstanding debt	959,669

Convertible note discount	(2,243)
Copper Beech debt fair value adjustment	11,004
Outstanding as of June 30, 2015, net of discount and fair value adjustment	$968,430

The Copper Beech debt fair value adjustment relates to the difference between the carrying value and provisional fair value of the debt assumed by the Company on January 30, 2015 (see Note 6), net of amortization of $1.4 million and $2.3 million for the three & six months ended June, 30, 2015, respectively. Amortization of deferred financing costs was $0.8 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively and $1.5 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.

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

Although the Company is currently in compliance with the terms of its Second Amended and Restated Credit Agreement, the Company’s Board has determined, based on an evaluation by management of the Company’s ability to satisfy all financial covenants in the credit agreement for 2015, not to declare or pay dividends on its Common Stock or Series A Preferred Stock for the first or second quarter of 2015. In addition, the Board does not currently intend to declare or pay dividends on its Common Stock or Series A Preferred Stock for the remainder of 2015 unless the Company experiences sufficient improvement in its operating results, including successfully completing the sale of certain assets and enhancing the Company’s liquidity position by raising additional capital and/or refinancing its existing credit facilities.

10.    Derivative Instruments and Hedging Activities

The Company used variable rate debt to finance the construction of student housing properties in 2014 and prior years. These debt obligations allow exposure to variability in cash flows due to fluctuations in interest rates. The Company utilizes derivative instruments (interest rate caps) to limit variability for a portion of the interest payments and to manage exposure to interest rate risk. The Company has two interest rate caps totaling a notional amount of $275 million. Both instruments have a strike rate of 2.5% with maturity dates of July 22, 2015 and January 22, 2016. As of June 30, 2015 and December 31, 2014, the fair value of derivative contracts was insignificant. The interest rate cap with a maturity date of July 22, 2015 and a notional amount of $100 million expired and was not renewed at that time.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into earnings. The Company recorded an insignificant loss related to derivatives not designated in hedging relationships in earnings for both the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014.

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

As of June 30, 2015 and December 31, 2014, the Company’s financial assets and liabilities carried at fair value on a recurring basis consisted of interest rate caps. As of June 30, 2015 and December 31, 2014, the fair value of the Company’s interest rate caps, valued using level 2 inputs, was approximately zero.

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

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, interest rate caps, accounts payable, mortgages, construction loans, Exchangeable Senior Notes, the line of credit and other debt. The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of the Company’s mortgages, construction loans and Exchangeable Senior Notes were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The weighted average interest rate for all borrowings was 4.05% and 3.65% at June 30, 2015 and December 31, 2014, respectively.

The following is a summary of the fair value of the Company’s mortgages, construction loans payable, other debt and Exchangeable Senior Notes aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Estimated Fair Value
June 30, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value (1)
Fixed-rate mortgage loans	$-	$414,788	$-	$421,113
Variable-rate mortgage loans	-	16,365	-	16,484
Construction loans	-	162,214	-	163,153
Exchangeable Senior Notes	-	101,752	-	97,757
Other Debt	-	6,561	-	6,423

December 31, 2014
Fixed-rate mortgage loans	$-	$164,808	$-	$163,341
Variable-rate mortgage loans	-	16,467	-	16,613
Construction loans	-	119,952	-	120,719
Exchangeable Senior Notes	-	101,793	-	97,419
Other Debt	-	3,014	-	2,827

(1)	See Note 9 where total debt agrees to the face of the financial statements. This schedule will not agree to the financial statements because the $263.5 million line of credit is not fair valued.

All of the Company’s nonrecurring valuations were made in connection with property acquisitions in Note 6 and used significant unobservable inputs and, therefore, fall under Level 3 of the fair value hierarchy.

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on the accompanying consolidated balance sheet as of December 31, 2014 consist of joint venture investments related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and to the Company’s investment in CSH Montreal and land parcels that were written-down to their estimated fair value. Factors giving rise to the write downs or impairments, including results below expectations in original underwriting transactions and communication from the venture partner during the year ended December 31, 2014 about their desire to dispose of certain properties in the HSRE Investments in the near term, resulted in the Company’s determination that an other than temporary impairment existed. After the impairments were recorded, the carrying values of the Company’s HSRE Investments and investment in CSH Montreal were $15.1 million and $6.9 million, respectively. The Company engaged third-party specialists to assist with the Company’s valuation of certain of the underlying properties in the HSRE Investments. An income approach was used to determine the fair value of the Company’s HSRE Investments. Inputs and assumptions included in the determination of fair value included the Company’s expectation of projected net operating income to be earned ranging from $1.0 million to $2.6 million and capital expenditures to be incurred at the underlying properties and capitalization rates ranging between 5.9% and 8.5%. The capitalization rates were determined based on the marketability of each of the properties and the extent to which the operations of the property has stabilized. For the Company’s investment in CSH Montreal, the Company used a discounted cash flow valuation technique to estimate the fair value of the Company’s investment. The discounted cash flows take into consideration current occupancy levels with revenue per available bed increasing in conjunction with occupancies growing up to 92% over a four year period, an expected exit value based on a 7.25% capitalization rate, and a 9.25% discount rate. The discount rate includes the Company’s belief that the properties have not stabilized yet, given the occupancy levels of the properties owned by CSH Montreal during its first year of operations. These valuation techniques involve Level 3 inputs in the fair value hierarchy, and the Company believes that the highest and best use of these properties continues to be for student housing. There were no additional impairments to these assets during the three and six months ended June 30, 2015. There were no assets or liabilities with fair value measurements on a nonrecurring basis as of June 30, 2015.

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

During the six months ended June 30, 2015, certain assets included in the table above were sold. See Note 7 and 8 for additional detail. See Notes 7 and 17 for additional information on the fair value of the guarantees.

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

Computations of basic and diluted income (loss) per share for the periods presented are as follows (in thousands, except per share data):

	Three Months Ended
	June 30, 2015			June 30, 2014
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Loss from continuing operations	$(17,050)			$(1,766)
Preferred stock dividends	(3,050)			(3,050)
(Loss) income from continuing operations attributable to noncontrolling interests	(4,000)			22
Loss from continuing operations attributable to common stockholders	(16,100)			(4,838)

Income from discontinued operations	-			1,374
(Loss) from discontinued operations attributable to noncontrolling interests	-			(10)
Income from discontinued operations attributable to common stockholders	-			1,384

Basic and diluted earnings per share:
Loss from continuing operations attributable to common stockholders	(16,100)	64,741	$(0.25)	(4,838)	64,681	$(0.07)
Income from discontinued operations attributable to common stockholders	-	64,741	-	1,384	64,681	0.02
Net loss attributable to common stockholders	(16,100)	64,741	$(0.25)	(3,454)	64,681	$(0.05)

Effect of Dilutive Securities
Interest expense on exchangeable debt	1,356
Incremental shares from assumed conversion (1)		18,051			434
Diluted:	(14,744)	82,792		(3,454)	65,115

	Six Months Ended
	June 30, 2015			June 30, 2014
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

(Loss) income from continuing operations	$(5,210)			$(1,657)
Preferred stock dividends	(6,100)			(6,100)
(Loss) income from continuing operations attributable to noncontrolling interests	(6,166)			13
Loss from continuing operations attributable to common stockholders	(5,144)			(7,770)

(Loss) income from discontinued operations	(1,157)			2,313
Income (loss) from discontinued operations attributable to noncontrolling interests	9			(16)
(Loss) income from discontinued operations attributable to common stockholders	(1,166)			2,329

Basic and diluted earnings per share:
Loss from continuing operations attributable to common stockholders	(5,144)	64,737	$(0.08)	(7,770)	64,588	$(0.12)
(Loss) income from discontinued operations attributable to common stockholders	(1,166)	64,737	(0.02)	2,329	64,588	0.04
Net loss attributable to common stockholders	(6,310)	64,737	$(0.10)	(5,441)	64,588	$(0.08)

Effect of Dilutive Securities
Interest expense on exchangeable debt	2,712
Incremental shares from assumed conversion (1)		18,051			434
Diluted:	(3,598)	82,788		(5,441)	65,022

(1)	The effect of the inclusion of all potentially dilutive securities for 2015 would be anti-dilutive when computing diluted earnings per share. Therefore, the computation of both basic and diluted earnings per share is the same. For the period ended June 30, 2015, shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the computation of diluted earnings per share based on the “if-converted” method.

13. Equity

Preferred Stock

The Company’s 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) ranks senior to the Company’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs. Cumulative dividends on the Series A Preferred Stock are payable from the date of original issue at a rate of 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year; however, the Company’s Board determined not to declare or pay dividends on its Series A Preferred Stock for the first or second quarter of 2015 and does not currently intend to declare or pay dividends on its Series A Preferred Stock for the remainder of 2015 unless the Company experiences sufficient improvement in its operating results, including successfully completing the sale of certain assets and enhancing the Company’s liquidity position by raising additional capital and/or refinancing its existing credit facilities.

The Company may not redeem the Series A Preferred Stock prior to February 9, 2017, except in limited circumstances relating to the Company’s ability to qualify as a REIT, and except that the Company may at its option redeem the Series A Preferred Stock upon a change of control of the Company. On or after February 9, 2017, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A Preferred Stock to, but not including, the date of redemption. The Series A Preferred Stock has no maturity date and is not subject to mandatory redemption or any sinking fund. Holders of shares of the Series A Preferred Stock will generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

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

On January 30, 2015, the Company completed the First CB Closing. In addition to cash consideration exchanged for the additional interests acquired, the Operating Partnership issued to the Sellers an aggregate of 10.4 million OP Units. On April 30, 2015, the Company completed the Second CB Closing. In addition to cash consideration for the additional interests acquired, the Operating Partnership issued to the Sellers and additional aggregate of 2.0 million OP Units. See Note 6 for more information related to the First CB Closing and Second CB Closing.

As of June 30, 2015, there were 77.6 million common shares and OP Units outstanding, of which 64.8 million, or 83.5%, were owned by the Company and 12.8 million, or 16.5%, were owned by other partners. As of June 30, 2015, the fair market value of the OP Units not owned by the Company was approximately $70.9 million, based on a market value of $5.54 per unit, which was the closing price per share of the Company’s common stock on the New York Stock Exchange on June 30, 2015.

The following is a summary of changes in the shares of the Company’s common stock for the periods shown (in thousands):

	Six Months Ended
	June 30,	June 30,
	2015	2014
Common shares at beginning of period	64,742	64,502
Issuance of common shares	112	-
Issuance of restricted shares	56	320
Forfeiture of restricted shares	(134)	(75)
Common shares at end of period	64,776	64,747

The following is a summary of changes in the number of OP Units not owned by the Company for the periods shown (in thousands):

	Six Months Ended
	June 30,	June 30,
	2015	2014
OP Units at beginning of period	401	434
Issuance of OP Units	12,408	-
OP Units at end of period	12,809	434

Dividends and Distributions

During the first quarter of 2015, the Company’s Board of Directors determined, based on an evaluation by management of the Company’s ability to satisfy all financial covenants in the credit agreement for the next four quarters, not to declare or pay dividends on its Common Stock or Series A Preferred Stock for the first quarter of 2015. The Company’s Board of Directors made the same determination for the second quarter of 2015, and does not currently intend to declare or pay dividends on its Common Stock or Series A Preferred Stock for the remainder of 2015 unless the Company experiences sufficient improvement in its operating results, including enhancing its liquidity position by raising additional capital and/or refinancing its existing credit facility. As these dividends were not declared at June 30, 2015, the Company has not accrued them but has included the preferred stock dividends in the calculation of net income (loss) attributable to common shareholders in the accompanying statement of operations and comprehensive income (loss).

14. Incentive Plans

The Company has adopted the Amended and Restated Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. The aggregate number of awards approved under the Incentive Plan is 6.5 million. Total shares available for issuance under the Incentive Plan were 5.0 million and 5.1 million as of June 30, 2015 and December 31, 2014, respectively.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a three or five year period and are subject to restriction based upon continued service on the Board of Directors.

At June 30, 2015, total unrecognized compensation cost related to restricted stock awards was $0.8 million and is expected to be recognized over a remaining weighted average period of 1.2 years.

During the three months ended June 30, 2015, the Company recognized stock compensation of approximately $0.6 million (net of immaterial vesting forfeitures). During the three months ended June 30, 2014, the Company recognized stock compensation expense of approximately $0.5 million (net of immaterial forfeitures) and capitalized stock compensation expense of approximately $0.4 million.

During the six months ended June 30, 2015, the Company recognized stock compensation of approximately $1.6 million (net of immaterial vesting forfeitures), of which $0.4 million was related to the First CB Closing and is included in the transaction costs on the consolidated statement of operations and comprehensive income (loss). During the six months ended June 30, 2014, the Company recognized stock compensation expense of approximately $0.8 million (net of vesting forfeitures of approximately $0.2 million) and capitalized stock compensation expense of approximately $0.8 million.

The following is a summary of the Company’s plan activity for the periods shown (in thousands, except weighted average grant price):

	Restricted Stock	Weighted Average Grant Price
Unvested shares at December 31, 2014	288	$11.28
Granted	56	7.70
Vested	(67)	7.60
Forfeited	(43)	7.82
Unvested shares at June 30, 2015	234	7.71

15. Related Party Transactions

The Company leases aircraft from entities in which two of its former executive officers have an ownership interest. For the three and six months ended June 30, 2015, the Company incurred lease payments related to these entities of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2014, the Company incurred travel costs to these entities of an immaterial amount. In addition to the minimum lease payments, the Company incurred related operating expenses in connection with the running of the aircraft. For the three months ended June 30, 2015 and 2014, the Company incurred operating costs of $0.3 million and $0.5 million, respectively. For the six months ended June 30, 2015 and 2014, the Company incurred operating costs, exclusive of the lease expenses of $0.4 million and $1.1 million, respectively. During June 2015 the Company terminated the employment of the three pilots and one mechanic, incurring a severance obligation of $0.1 million, the vast majority of which will be paid during the third quarter of 2015. Commensurate with its intention to no longer use the aircraft, the company modified the insurance policies to cover ground risk and maintenance flights only. The Company is in active discussions to terminate the leases.

The Company is party to an agreement with an initial term of five years with a subsidiary of an entity affiliated with one of the Company’s directors pursuant to which it offers its tenants a program of insurance services and products. Pursuant to the agreement, the Company received an upfront payment of $0.1 million and will receive fees for each tenant it referred that enrolls in the program. Additionally, the Company remits fees paid by the tenant for insurance services and products to the entity affiliated with its Executive Chairman. The Company is not the insurer for such insurance services and products sold. The Company remitted $0.3 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively and $0.7 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.

The Company is party to an arrangement with an entity, CB Townhome Communities, LLP (“CBTC, LLP”), in which a nominee for the Company’s board of directors, Dr. John R. McWhirter, has an ownership interest. Historically, the Copper Beech properties have paid CBTC, LLP for the use of a plane owned by another entity in which Dr. McWhirter has an ownership interest, Blackberry Aviation, LLC (“Blackberry”). CBTC, LLP operates the plane which is owned by Blackberry and, based upon estimated expenses to operate the plane (including pilots, fuel, storage, debt service, taxes, and other related operating expenses) determines a cost per flight hour for the upcoming fiscal year. The Copper Beech properties collectively purchase a certain number of hours of flight time and allocate the aggregate cost to the Copper Beech properties based upon the number of beds at each property relative to the total number of beds in the Copper Beech Portfolio. The fiscal year for this arrangement runs from August 1 through July 31 and for year beginning August 1, 2014, the Copper Beech entities agreed to purchase 70 flight hours with a cost of $0.4 million which will be incurred ratably throughout the year. Subsequent to June 30, 2015, the Company notified Dr. McWhirter that it does not intend to renew this relationship for the period beginning August 1, 2015 and accordingly, will not incur any charges after July 2015.

In connection with the consummation of the acquisition of additional membership interests in the Copper Beech Portfolio, the Company and the Operating Partnership entered into a tax protection agreement with certain of the Sellers, including one or more entities in which Dr. John R. McWhirter, a nominee for election as director of the Company, has an ownership interest. Pursuant to the tax protection agreement, unless the Company and the Operating Partnership indemnify the applicable Sellers for certain resulting tax liabilities, the Company and the Operating Partnership have agreed not to sell or otherwise to dispose of in a taxable exchange during the 7-year tax protection period, any of the seventeen protected properties set forth in the tax protection agreement. Further, the Company and the Operating Partnership also agreed to allocate to the Sellers, during the 7-year tax protection period, an aggregate amount of at least $100 million of debt of the Operating Partnership (which amount decreases ratably as the number of OP Units held by the Sellers decreases) without any requirement that any Seller guarantee or directly bear the risk for such indebtedness and, after the end of the 7-year period, to use commercially reasonable efforts to permit the Sellers to enter into guarantees of “qualifying” debt or agreements to return a portion of their deficit capital account so as to permit the Sellers to avoid certain adverse tax consequences. In connection with the acquisition of additional membership interests in the Copper Beech Portfolio, the Company also entered into a registration rights agreement with certain of the Sellers, including one or more entities in which Dr. John R. McWhirter has an ownership interest, pursuant to which the Company agreed to file a shelf registration statement no later than December 31, 2015, covering resales of shares of the Company’s common stock, issuable upon redemption of the OP Units issued to the Sellers as consideration for the acquisition. In addition, the Company agreed to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable after filing and to keep the registration statement effective until such time as the Sellers no longer own any OP Units or shares of the Company’s common stock issued upon conversion of the OP Units. Additionally, as of June 30, 2015, one or more entities in which Dr. McWhirter has an ownership interest owned an interest in joint ventures with the Company and the other Sellers, which own 5 of the Copper Beech Portfolio properties (see Note 1).

The unimproved real property located in Charlotte, North Carolina and owned by Copper Beech Townhome Communities Thirty One, LLC serves as collateral for a loan in the original principal amount of $1.5 million which was extended by Clearfield Bank & Trust Company to John R. McWhirter and Jeanette D. McWhirter on December 23, 2008.  This loan has a current outstanding principal balance of $1.5 million and as a condition of the Copper Beech transaction, the Company assumed financial responsibility for the loan.  It is considered to be a related party transaction, because the Company did not legally assume the loan, but rather Mr. and Mrs. McWhirter remain the borrowers and the Company makes the debt service payments on their behalf.

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

As of June 30, 2015 the Company has net payables of $1.4 million related to borrowings between properties that were consolidated into the Company’s balance sheet upon acquisition. These net payables are a result of a combination of amounts due to other non-consolidated Copper Beech entities and entities in which Dr. John McWhirter has an ownership interest, but in which Campus Crest has no ownership interest. Additionally, the Company’s balance sheet includes $2.6 million of outstanding amounts due to certain CB Investors, which related to amounts funded prior to Campus Crest’s involvement with Copper Beech. Both the $1.4 million and $2.6 million are currently the subject of on-going negotiations with certain of the CB Investors, the result of which may decrease the amount payable to the CB Investors, thereby potentially increasing the gain on the purchase of Copper Beech.

16. Segments

The Company has identified three reportable business segments: (i) Grove and evo® operations (ii) Copper Beech operations and (iii) property management services. The Company evaluates the performance of its operating segments based on operating income (loss). All inter-segment sales pricing is based on current market conditions. Unallocated corporate amounts include general expenses associated with managing the Company’s three reportable operating segments. Prior to the First CB Closing in January 2015, the Company’s segments consisted of student housing operations and property management services. Upon the First CB Closing, the Company added the Copper Beech operations as a new reportable operating segment.  Beginning with the first quarter of 2015, the Company’s chief operating decision maker began reviewing the separate operating results of the three operating segments to make decisions about resources to be allocated to each segment and assess each segment’s performance. Prior to the three months ended September 30, 2014, the Company reported construction and development service as part of the property management segment.  Upon discontinuation of the construction and development operations, all construction and development activities are reported in discontinued operations.

The following tables set forth the Company’s segment information for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Grove and evo Operations:
Revenues from external customers	$30,706	$24,663	$61,607	$49,271
Operating expenses	21,422	17,841	43,149	35,341
Income from wholly-owned student housing operations	9,284	6,822	18,458	13,930
Severance expense	(62)	-	(570)	-
Equity in earnings (losses) of unconsolidated entities	(1,069)	168	(2,441)	419
Operating income	$8,153	$6,990	$15,447	$14,349
Depreciation and amortization	$7,520	$6,974	$15,237	$13,744
Capital expenditures	$12,812	$51,087	$14,188	$81,305
Investment in unconsolidated entities	$42,713	$104,714	$42,713	$104,714
Total segment assets at end of period	$895,568	$963,666	$895,568	$963,666

Copper Beech Operations:
Revenues from external customers	$14,761	$-	$23,960	$-
Operating expenses (excluding amortization of in place leases)	10,866	-	17,053	-
Intangible amortization of in place leases	14,864	-	23,525	-
Income from wholly-owned student housing operations	(10,969)	-	(16,618)	-
Equity in earnings (losses) of unconsolidated entities	1,859	(1,059)	1,082	(991)
Operating loss	$(9,110)	$(1,059)	$(15,536)	$(991)
Depreciation and amortization	$19,569	$-	$31,103	$-
Capital expenditures	$700	$-	$1,038	$-
Investment in unconsolidated entities	$45,017	$265,824	$45,017	$265,824
Total segment assets at end of period	$688,560	$265,824	$688,560	$265,824

Property Management Services:
Revenues from external customers	$212	$327	$441	$430
Intersegment revenues	93	105	215	163
Total revenues	305	432	656	593
Operating expenses	449	617	682	982
Operating loss	$(144)	$(185)	$(26)	$(389)
Depreciation and amortization	$449	$24	$637	$25
Total segment assets at end of period	$-	$-	$-	$-

Reconciliations:
Total segment revenues	$45,772	$25,095	$86,223	$49,864
Elimination of intersegment revenues	(93)	(105)	(215)	(163)
Total consolidated revenues	$45,679	$24,990	$86,008	$49,701

Segment operating income (loss)	$(1,101)	$5,746	$(115)	$12,969
Interest expense , net	(9,270)	(2,950)	(17,058)	(6,326)
Transaction costs	(1,640)	(1,460)	(3,132)	(2,045)
Gain on purchase of Copper Beech	6,393	-	28,035	-
Gain on sale of land and unconsolidated joint ventures	-	-	7,748	-
Corporate depreciation and amortization	(323)	(255)	(640)	(464)
Net unallocated expenses related to corporate overhead(1)	(10,516)	(3,161)	(18,631)	(6,361)
Write off of other assets	(597)	-	(1,366)	-
Other income (expense)	4	104	(51)	170
Loss from continuing operations, before income tax benefit	$(17,050)	$(1,976)	$(5,210)	$(2,057)

Total segment assets	$1,584,128	$1,229,490	$1,584,128	$1,229,490
Unallocated corporate assets and eliminations	6,202	43,146	6,202	43,146
Total assets at end of period	$1,590,330	$1,272,636	$1,590,330	$1,272,636

(1)	The net unallocated expenses related to corporate overhead primarily consists of $10.4 million and $18.5 million of general and administrative costs for the three and six months ended June 30, 2015 respectively. For the three and six months ended June 30, 2015, these amounts include $2.4 million of costs associated with the ongoing strategic repositioning and restructuring initiatives.

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

The Company has properties that are subject to long-term ground leases. Typically, these properties are located adjacent to campuses and leased from entities affiliated with the respective campus. The Company has the right to encumber its leasehold interests with specific property mortgages for the purposes of constructing, remodeling or making improvements on or to these properties. Title to all improvements paid for and constructed on the land remains with the Company until the earlier of termination or expiration of the lease, at which time the title of any buildings constructed on the land will revert to the landlord. Should the Company decide to sell its leasehold interests during the initial term or any renewal terms, the landlord has a right of first refusal to purchase the interests for the same purchase price under the same terms and conditions as contained in the Company’s offer to sell its leasehold interests.

Campus Crest leases space for its corporate headquarters office. Rent is recognized on a straight-line basis. Future minimum payments over the life of the Company’s corporate office lease and long-term ground leases subsequent to June 30, 2015 are as follows (in thousands):

2015	$1,460
2016	2,469
2017	2,143
2018	1,513
2019	1,327
Thereafter	26,821	(1)
Total future minimum lease payments	$35,733

(1)	The Company’s lease obligations average $1.2 million per year through the year 2023. In addition to operating and office leases, the Company has ground leases that average $0.4 million per year through the year 2081.

The Company paid rent for its corporate headquarters office of $0.3 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively and $0.6 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.

The Company guarantees certain mortgage and construction loans and revolving credit facilities related to the Company’s unconsolidated joint ventures. As of June 30, 2015, the Company guarantees: up to 100% of $11.2 million of debt through September 2015 for HSRE I; up to 50% of $139.5 million of debt with varying maturity dates from July 2015 through January 2016 for Montreal, HSRE V and HSRE VI; and up to 25% of $80.5 million of debt maturing from September 2015 through September 2018 related to HSRE V, HSRE VI and HSRE X. Certain loans which will mature in 2015 are in the process of being refinanced as of the date of this filing. In connection with the guarantee for HSRE I, there was $3.0 million held in escrow that could be used to satisfy a portion of the amount potentially paid under the guarantee. During the quarter ended June 30, 2015, this escrow amount was returned to the Company as a condition of the sale of The Grove at Conway and The Grove at Lawrence. Should there be an event of default in connection with this debt, the Company could be required to fund under these guarantees a maximum amount up to the percentage of the guaranteed amount of the balance of the debt outstanding as of June 30, 2015. The Company estimated the fair value of the guarantees to be $9.4 million, $3.2 million of which relates to the Company's HSRE I investment and is netted against its investment and $6.2 million of which relates to the Company's HSRE V investment and is netted against the value of the investment to the extent the investment is reduced to zero. Following the reduction of the HSRE V investment to zero, a remaining accrual of $5.5 million is presented in other liabilities in the accompanying consolidated balance sheet as of June 30, 2015 and December 31, 2014. The estimated fair value of these guarantees was the amount of the Company’s obligation to fund the excess of the joint ventures’ indebtedness over the estimated fair value of the collateral of the joint ventures’ indebtedness, which is the underlying value of the properties.

In connection with the Company’s investment in CSH Montreal, the Company provides a guarantee of up to 50% of the outstanding balance of the acquisition and development credit facility (“CSH Montreal Debt”) of CAD 112.0 million ($90.6 million at the June 30, 2015 exchange rate). As of June 30, 2015, the outstanding balance of the CSH Montreal Debt was CAD 108.6 million ($87.8 million at the June 30, 2015 exchange rate), of which the Company guaranteed CAD 54.3 million ($43.9 million at the June 30, 2015 exchange rate). The term of the guarantee follows the term of the underlying debt, which matures on January 13, 2016, unless the twelve month extension, which is subject to lender approval, is exercised. The CSH Montreal Debt is secured by, among other things, a first mortgage position on the real estate and improvements owned by CSH Montreal. The Company has estimated the fair value of this guarantee to be immaterial.

The Company does not expect to be required to perform under any of the guarantees discussed above. In the event that the Company is required to perform under one of the guarantees, it believes the borrower’s assets collateralizing the debt would be sufficient to cover the maximum potential amount of future payments under the guarantee, except as disclosed above.

See Note 18 for a discussion of guarantees related to a Copper Beech entity under which the Company expects that it may be required to perform.

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

On January 21, 2015, the Company and certain of its subsidiaries were named as defendants in a lawsuit filed in the 7th Division of the Jefferson Circuit Court in Jefferson County in Louisville, Kentucky. The case arose from an individual who fell to his death at a construction site located at 2501 South 4th Street, Louisville, Jefferson County, Kentucky. Also named as co-defendants in the case are other companies associated with the construction and/or employment of the deceased individual. The plaintiffs allege, among other things, the Company was negligent and/or allowed a dangerous or hazardous condition to exist on the premises. The plaintiffs’ initial complaint did not specify the amount of damages sought. The Company has filed its responsive pleadings. Based upon the totality of the circumstances, including the existence of insurance coverage and anticipated indemnity from third-parties, the Company does not believe that the lawsuit, if adversely determined, would have a material adverse effect on the Company's financial position or results of operations.

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

18. Subsequent Events

In addition to certain matters discussed elsewhere in these notes, the Company noted the following subsequent events:

Notice of Sole Remedy under Indenture for 4.75% Exchangeable Senior Notes due 2018

On August 26, 2015, the Operating Partnership delivered a notice (the “Notice”) to the holders of its 4.75% Exchangeable Senior Notes due 2018 (the “Exchangeable Senior Notes”), with a copy of such Notice to the Trustee, pursuant to the Indenture dated as of October 9, 2013 (the “Indenture”), by and among the Operating Partnership, the Company, and U.S. Bank National Association (the “Trustee”), The Notice provided that the Company anticipated it would be unable to timely file this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 by September 1, 2015, which would result in a reporting event of default under the Indenture. The Notice further provided that, pursuant to Section 6.01(b) of the Indenture, the Operating Partnership elected that the sole remedy for the reporting event of default would consist exclusively of the right to receive additional interest on the Exchangeable Senior Notes at a rate equal to (i) 0.25% per annum of the outstanding principal amount of the Exchangeable Senior Notes for the first 90 days of the 180-day period in which such reporting event of default is continuing, beginning on, and including, the date on which such reporting event of default first occurs and (ii) 0.50% per annum of the outstanding principal amount of the Exchangeable Senior Notes for the last 90 days of such 180-day period as long as such reporting event of default is continuing, payable subject to and in accordance with the terms and conditions of the Indenture.

Communications with Lenders Related to Certain Debt Obligations

Although the Company no longer has an equity interest in the Kalamazoo Phase 1 property owned by Copper Beech Townhome Communities Twenty Three, LLC ("CBTC 23"), the Company and the Operating Partnership have a non-recourse carve-out guaranty and a 10% principal repayment guaranty (the “CBTC 23 Guaranty”) and the Operating Partnership was required to deliver a $1.0 million irrevocable standby letter of credit on behalf of CBTC 23 for the benefit of the lender (the “CBTC 23 Letter of Credit”). The Company has received a copy of a notice of default addressed to CBTC 23 dated June 26, 2015, from the special servicer of the CBTC 23 loan, and although the special servicer has not made a demand under the CBTC 23 Guaranty, the Company believes that such a demand may be forthcoming. The default on the CBTC 23 loan does not create a default by the Company under any of its outstanding indebtedness. The purchase and sale agreement with the then members of Copper Beech Townhome Communities, LLC (“CBTC”) and Copper Beech Townhome Communities (PA), LLC (“CBTC PA” and, together with CBTC, “Copper Beech”) (such former members of CBTC and CBTC PA, collectively, the “Sellers”) requires the Sellers to indemnify the Company and the Operating Partnership for all indemnifiable losses related to the CBTC 23 Guaranty and the CBTC 23 Letter of Credit, with a maximum indemnity amount of $4.0 million for the 10% principal repayment portion of the CBTC 23 Guaranty (expected to result in a payment obligation of less than $3.0 million) and the CBTC 23 Letter of Credit and with no maximum indemnity amount for the non-recourse carve-out portion of the CBTC 23 Guaranty. The Company intends to enforce the indemnity in the Copper Beech purchase and sale agreement if the CBTC 23 Guaranty and/or the CBTC 23 Letter of Credit is called by the servicers for the CBTC 23 loan. As of June 30, 2015, the Company has recorded a liability of $4.0 million included in other liabilities in the accompanying consolidated balance sheet for the estimated fair value of these guarantees and a receivable for the indemnification assets of $4.0 million included in other assets in the accompanying consolidated balance sheet. On August 11, 2015, the Company received a request to draw the CBTC Letter of Credit, and in response cash-funded the $1.0 million obligation, thereby extinguishing the outstanding CBTC Letter of Credit. On August 19, 2015 the Company sent a demand letter to Dr. McWhirter requesting that the Sellers perform under the indemnity included in the Copper Beech Purchase and Sale Agreement. As of September 29, 2015, the Sellers have not reimbursed the Company for the $1.0 million funded under the CBTC Letter of Credit.

Campus Crest Communities, Inc. and Campus Crest Operating Partnership, LP are guarantors under a credit agreement dated January 14, 2014, related to the CSH Montreal Debt (the “Montreal Credit Agreement”). Section 10.4(2) of the Montreal Credit Agreement requires CSH Montreal to provide monthly reports within 45 days of each month end. On April 15, 2015, the parties to the Montreal Credit Agreement executed a Fourth Amendment to the Montreal Credit Agreement, which waived compliance with the provisions of Section 10.4(2) until April 15, 2015. The Fourth Amendment also deleted some of the monthly reporting requirements in Section 10.4(2) of the Montreal Credit Agreement. The failure to deliver the monthly reports under Section 10.4(2) did not constitute an event of default under the Montreal Credit Agreement because the Fourth Amendment was executed before the applicable notice and cure period lapsed. Section 10.4(3) of the Montreal Credit Agreement requires CSH Montreal to provide quarterly reports within 45 days of each fiscal quarter end. On June 22, 2015, the parties to the Montreal Credit Agreement executed a Fifth Amendment to the Montreal Credit Agreement, which waived compliance with the provisions of Section 10.4(3) until July 31, 2015. The Fifth Amendment also modified Section 10.4(3) of the Montreal Credit Agreement as it relates to the 45-day reporting requirement for the fiscal quarter ended June 30, 2015 to extend that period from 45 days to 60 days. The Company delivered the internally prepared financial statements and compliance certificate required by the Montreal Credit Agreement and, accordingly, believes it is in compliance with the Montreal Credit Agreement.

As described in Note 9, in January 2013, the Company (the “Borrower”) entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement"), which provides for a $250.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $50.0 million term loan (the “Term Loan”, together with the “Revolving Credit Facility”, the “Amended Credit Facility”).  On May 15, 2015, the parties to this Amended Credit Facility executed a waiver of the reporting requirements, specifically the waiver states: “(a) for purposes of the calendar quarter ending in March 2015, (1) the Borrower shall deliver quarterly financials in accordance with Section 5.03(c) of the Credit Agreement on or before July 31, 2015, and (2) the Borrower shall deliver the quarterly Borrowing Base Certificate in accordance with clause (i) of Section 5.03(d) of the Credit Agreement on or before July 31, 2015; and (b) for purposes of the calendar quarter ending in June 2015, (1) the Borrower shall deliver quarterly financials in accordance with Section 5.03(c) of the Credit Agreement within sixty (60) days after the end of such quarter, and (2) the Borrower shall deliver the quarterly Borrowing Base Certificate in accordance with clause (i) of Section 5.03(d) of the Credit Agreement within sixty (60) days after the end of such quarter.”

Because the Company was unable to complete its Form 10-Q for the quarter ended June 30, 2015 within the 60-day period granted by the May 15, 2015 waiver, the parties to the Amended Credit Facility executed a waiver dated as of August 28, 2015 that extended the filing deadline under the reporting covenant in the Amended Credit Facility for this Form 10-Q for the period ended June 30, 2015 until September 30, 2015. As a consequence of executing this waiver the Company believes it is in compliance with the Amended Credit Facility. The Company agreed to pay a deferred fee of $0.3 million to the other parties to the Amended Credit Facility as a condition of this waiver, which fee shall be payable upon the earlier of (i) the closing of a proposed sale transaction for all of the equity in, or all or substantially all of the assets of the Company (a “Proposed Sale Transaction”) and (ii) December 31, 2015. Pursuant to the waiver, if the Company has not entered into an agreement (a “Sale Agreement”) for a Proposed Sale Transaction by September 30, 2015, then beginning on September 30, 2015 and on the thirtieth day of each calendar month thereafter, the Company has agreed to prepay an aggregate amount under the Amended Credit Facility equal to the amount of the Company’s unrestricted cash, if any, on such date. The waiver defines unrestricted cash as the difference (if positive) of (i) cash and cash equivalents that are not subject to any pledge, lien or control agreement, less (ii) the sum of (a) $15.0 million and (b) amounts that have been placed with third parties as deposits or security for contractual obligations. These prepayments under the Amended Credit Facility will not be refundable, and the Company’s obligation to continue such prepayments will terminate on the date that a Sale Agreement is executed. If the Company has not entered into a Sale Agreement by November 15, 2015, the lenders shall receive a security interest in the equity of the subsidiary guarantors under the Amended Credit Facility. Further, in connection with the extension of the waiver, the Company agreed that, unless all of the lenders under the Amended Credit Facility otherwise agree, the Company will not request any further advances under the Amended Credit Facility other than advances under outstanding letters of credit.

HSRE Portfolio Changes

On May 1, 2015, the Company entered into a nonbinding membership interest purchase and sale agreement with HSRE which will result in (i) HSRE acquiring all of the ownership interests in the entities which own The Grove at Norman, Oklahoma and The Grove at Louisville, Kentucky, and (ii) the Company acquiring all of the ownership interests in the entities which own The Grove at Fayetteville, Arkansas, The Grove at Indiana, Pennsylvania and The Grove at Greensboro, North Carolina. This membership interest purchase and sale agreement is based upon the original amount of equity contributed to each of these properties. The Company has placed $5.0 million in a restricted cash account related to the closing of this transaction, an amount in excess of the net proceeds needed for the closing of this transaction. On August 7, 2015, the Company completed the purchase of HSRE’s interest in The Grove at Fayetteville, for which the Company paid $1.0 million and concurrent with the purchase transaction, the mortgage was refinanced, which required a $5.0 million principal reduction, which was funded by the Company. On August 7, 2015, the Company also completed the sale of its interest in The Grove at Norman to HSRE for $1.6 million plus reimbursement by HSRE of $0.5 million of a mortgage principal paydown that was made earlier in 2015. Concurrent with the Norman transaction, the mortgage was refinanced which extinguished the Company’s guarantee obligation related to that loan. As of the date of the filing, the Company cannot estimate the financial statement effects of these transactions.

CSH Montreal Agreement Buyout

In June of 2015, the Company entered into an agreement with Beaumont, CSH Montreal and certain other entities related to a potential buyout of the Company's ownership interests in CSH Montreal and the termination of all service agreements with affiliates of the Company related to the two evo® Montreal properties. As part of the closing, the current credit facility will be paid in full, thereby releasing the Company from all guaranty and indemnity obligations associated with the credit facility currently in place for the two evo® Montreal properties. As of August 31, 2015, the aforementioned agreement with Beaumont, CSH Montreal and certain other entities had expired.  As a condition of entering into the contract, Beaumont was required to post CAD 0.2 million ($0.2 million at the June 30, 2015 exchange rate) with an escrow agent.  Upon the expiration of the agreement the Company made demand for the CAD 0.2 million and received the funds on September 8, 2015.  On September 1, 2015 the Company funded CAD 1.4 million ($1.1 million at the June 30, 2015 exchange rate) which was its proportionate share of a capital call, the proceeds of which will be used to pay the interest on the construction loan as well as other operating expenses.  Currently, the Company estimates that it will provide no additional capital funding during the balance of 2015. However, if CSH Montreal fails to meet its projected occupancy at both of its properties, and instead maintains its current occupancy, the Company expects to fund an additional CAD 2.0 million ($1.6 million at the June 30, 2015 exchange rate) during the remainder of 2015, which is in addition to the $0.8 million that the Company has already funded to date during the year, exclusive of the funding on September 1, 2015.  At the time of filing, the Company is concurrently pursuing: (i) a sale of its interest in CSH Montreal to its joint venture partner coupled with a refinancing of the construction loan; and (ii) a sale of the properties to a third party.

San Angelo Sale

On June 15, 2015, the Company entered into a purchase and sale agreement with a third party that would result in the sale of 100% of the Company’s ownership interest in The Grove at San Angelo, Texas. This transaction closed on September 10, 2015. As of the date of this filing, the Company cannot estimate the financial statement effects of this transaction.

Fire at Copper Beech at IUP

On August 16, 2015, a fire broke out at the Copper Beech property at Indiana University of Pennsylvania (“IUP”). There were no injuries, but one unit was destroyed, two units suffered water damage and two additional units suffered smoke damage. Additionally, the entire building in which these units are situated suffered cable and utility outages. The Company is working to repair the damage including working with our insurance carriers to address our claims. At the time of this filing, the Company cannot estimate the financial statement effects of this event.

Settlement of Pullman insurance claim

On July 21, 2015, the Company received $4.3 million as the final settlement of its property damage claim related to a 2013 fire at The Grove in Pullman, Washington.

Resolution of Bellingham, Washington Development

In October 2013, Campus Crest entered into certain agreements and instruments with Mr. Derek Stebner, Langstan Management, LLC (“Langstan”), a Montana limited liability company, and Lincoln Street Retail, LLC (“LSR”), a Delaware limited liability company, to develop a property in Bellingham, Washington. The development was to include multifamily housing, student housing and retail space, though Campus Crest was to only have an economic interest in the student housing portion of the development. Site preparation and infrastructure work was initiated and vertical construction began on the retail portion of the development, but ultimately Campus Crest elected not to proceed with the construction of student housing and, accordingly as part of the strategic repositioning announced in late 2014 recorded an impairment charge of $2.6 million related to this asset. In January of 2015, Campus Crest sold its portion of the real estate as part of a portfolio of six undeveloped land parcels. Campus Crest concluded its involvement with Mr. Stebner, Langstan and LSR through an agreement and mutual release executed on August 3, 2015 pursuant to which Campus Crest conveyed its interest in LSR to Langstan and concurrently terminated various agreements related to the development of the project. As consideration for the foregoing, Campus Crest refunded a deposit in the amount of $0.1 million to Langstan and additionally, remitted $0.7 million into an escrow account for the purpose of funding the completion of certain ongoing work at the site.

Copier Lease

On August 10, 2015, the Company entered into an agreement with Canon Solutions American, Inc. (CSA) to lease copier equipment, which resulted in a capital lease obligation of $1.4 million. The Company previously had lease agreements with various finance companies to lease Xerox copiers which, over the next five years require an aggregate of $0.8 million in payments. The company expects to recognize this $0.8 million as expense during the three months ended September 30, 2015. CSA’s agreement included a payment to the Company in the amount of $0.9 million upon installation and testing of the CSA equipment which is intended to cover the cost of exiting the prior leases. The Company will recognize the $0.9 million payment from CSA in other liabilities in its consolidated balance sheet as of September 30, 2015 and will amortize it on a straight-line basis over the five year lease agreement. The company received $0.9 million from CSA on August 21, 2015. The Company is in active discussions with the finance companies for the Xerox copiers to negotiate early terminations of those leases.

Corvallis, Oregon Land Purchase Agreement

The Company recently extended to September 24, 2015 its ability to purchase approximately 90 acres in Corvallis, Oregon that was recently approved for student housing development. The purchase price is $3.0 million plus estimated closing costs. Given the decision to exit the development and construction business in 2014, the Company has assigned the contract to an unrelated party (the “Assignee”), and the Assignee acquired the subject property on September 24, 2015 and executed a promissory note in favor of the Company in the amount of $2.25 million (the “Loan”). The promissory note is (i) due and payable in full on November 15, 2015 and (ii) secured by a pledge of 100% of the membership interests in the Assignee. Upon repayment of the Loan by the Assignee, the Company will have been reimbursed in full for all expenses related to its pursuit of the subject property.

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

Forward-looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "approximately," "believe," "could," "project," "predict," "continue," "plan," “would” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion of Financial Condition and Results of Operations”;

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or other factors;

•	the operating performance of our properties;

•	the availability of attractive acquisition opportunities in properties that satisfy our investment criteria and the success of our acquisition activities, including satisfaction of conditions to closing for pending acquisitions and, in some cases, the negotiation and execution of definitive documents and satisfaction of the conditions therein;

•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	changes in our business and growth strategies and in our ability to consummate and close on acquisitions, dispositions or additional joint venture transactions;

•	our ability to manage effectively our growth and expansion into new markets, including international markets, or to integrate acquisitions successfully, including our acquisition of the CB Portfolio (as defined herein);

•	changes in exchange rates for foreign currencies;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, including international markets, whether the result of market events or otherwise;

•	events or circumstances that undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing;

•	our ability to extend the maturity of or refinance our existing debt, or comply with the financial, reporting and other covenants of the agreements that govern our existing debt;

•	our failure to prepare and file timely our periodic reports with the SEC, which may make it more difficult for us to access the public markets to raise debt or equity capital;

•	the credit quality of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract and retain, qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	differences in cultures, including adapting practices and strategies that have been successful in our domestic business to international markets;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts ("REIT")); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

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

On January 30, 2015, the Company completed the acquisition (the “First CB Closing”) of (i) substantially all of the Sellers’ remaining interests in 27 student housing properties, two undeveloped land parcels and a corporate office building and (ii) the Sellers’ remaining interests in Copper Beech at Ames pursuant to that certain Second Amendment (the “Second Amendment”) to the Initial Purchase Agreement.

Pursuant to the terms of the Second Amendment, the Company agreed to acquire the Sellers’ remaining interests in each of the properties comprising the Copper Beech Portfolio other than Copper Beech Kalamazoo Phase 1, Copper Beech Kalamazoo Phase 2, Copper Beech Morgantown, Copper Beech Harrisonburg, Copper Beech Greenville and Copper Beech Parkway. On April 30, 2015 (the "Second CB Closing"), the Company completed the acquisition of the Sellers’ interests in two of the properties in the Copper Beech Portfolio in which the Company previously held a 48% interest – Copper Beech San Marcos Phase 1 and Copper Beech IUP Buy.

Following the consummation of the First CB Closing, the Second CB Closing, and as of June 30, 2015, the Company held a 100% interest in Copper Beech at Ames and the following interests in the remaining Copper Beech Portfolio:

•	100% interest in 29 student housing properties;
•	100% interest in two undeveloped land parcels and one corporate office building;
•	48% interest in five student housing properties; and
•	no ownership interest in one student housing property (Copper Beech Kalamazoo – Phase I).

As consideration for the additional interests acquired in the First CB Closing, the Company paid to the Sellers aggregate cash consideration of $58.9 million and the Operating Partnership issued to the Sellers an aggregate of approximately 10.4 million ($71.3 million) OP Units. As consideration for the Second CB Closing, the Company paid to the Sellers $1.4 million in cash and the Operating Partnership issued to the Sellers approximately 2.0 million ($13.0 million) OP Units. The OP Units were valued at the closing price of the Company’s stock on the respective closing dates. Additionally, the Company surrendered all of its previous 48% ownership interest in one of the properties (Copper Beech Kalamazoo – Phase I) in the Copper Beech Portfolio as part of the terms of the Second Amendment. The Company continues to hold a 48% ownership interest in Copper Beech Kalamazoo – Phase II as a result of not receiving lender consent to reduce its ownership interest to zero.

We believe that we are one of the largest owners and managers of high-quality student housing properties in the United States, based on beds owned and under management. As of June 30, 2015, we owned interests in 44 operating student housing The Grove® properties containing approximately 9,100 apartment units and 24,700 beds. Thirty-six of our operating The Grove® properties are wholly-owned and eight of our The Grove® properties are owned through joint ventures with HSRE. As of June 30, 2015, we also owned interests in 35 operating student housing Copper Beech branded properties containing approximately 6,200 apartment units and 16,500 beds. Thirty of our operating Copper Beech branded properties are wholly-owned and 5 of our Copper Beech branded properties are owned through joint ventures with the CB Investors. As of June 30, 2015, we also owned interests in three operating student housing evo® properties containing approximately 1,500 units and 3,100 beds and owned one wholly-owned redevelopment property containing approximately 170 units and 340 beds. As of June 30, 2015 our operating portfolio consisted of the following:

	Properties in		Number	Number
	Operation	Ownership	of Units	of Beds
Wholly-owned Grove poperties (1)	36	100.0%	7,305	19,945
Joint venture Grove properties:
HSRE I	1	63.9%	192	504
HSRE V	2	10.0%	456	1,244
HSRE VI	3	20.0%	664	1,784
HSRE X	2	30.0%	468	1,240
Total Grove properties	44		9,085	24,717

Joint venture evo properties:
CSH Montreal	2	47.0%	1,203	2,223
HSRE IX	1	30.0%	344	850
Total evo properties	3		1,547	3,073

CB Portfolio (2)
Wholly-owned Copper Beech properties	30	100.0%	4,473	12,156
Joint venture Copper Beech properties:
Campus Crest & CB Investors	5	48.0%	1,732	4,343
Total Copper Beech properties	35		6,205	16,499

Total Portfolio (3)	82		16,837	44,289

(1)	In 2014, we amended and restated our operating agreement with HSRE resulting in our previously held preferred interest in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, being converted to additional membership units of HSRE-Campus Crest I, LLC.
(2)	As of June 30, 2015 we had an effective interest in the CB Portfolio for the following properties: 100% for 30 properties and 48% for 5 properties. See Note 6 to the accompanying consolidated financial statements.
(3)	The redevelopment of our 100% owned property in Toledo, OH, which was acquired in March 2013, is excluded.

Strategic Repositioning

The Company continues to execute its strategic repositioning which began during the third quarter of 2014 and includes, among other things:

(1)	Simplifying the business model by discontinuing all construction and development and focusing on organic growth;

(2)	Reducing the number of joint ventures through planned dispositions of certain assets within its joint ventures to simplify asset ownership structure and reduce exposure to off-balance sheet obligations;

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

Joint Venture Partners

We are a party to joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units and medical office space. As of June 30, 2015, we hold eight operating joint venture properties with HSRE which include Grove properties. In January 2013, we entered into a joint venture with HSRE and Brandywine to develop and operate evo® at Cira Centre South, which opened in August 2014 for the 2014-2015 academic year. We also have a joint venture with Beaumont which owns two high rise student housing properties in downtown Montreal, Quebec, Canada. Additionally, we are partners in five joint ventures with the CB Investors.

We own varying equity interests in these joint ventures, ranging from 10% to 63.9%.

Critical Accounting Policies

Set forth below is the accounting policy that management believes requires additional disclosures from those listed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 1, 2015 (“2014 Form 10-K”) that are critical to the preparation of the consolidated financial statements for the six months ended June 30, 2015. Refer to the Company’s 2014 Form 10-K for a discussion of all of our critical accounting policies that are particularly important for an understanding of the financial position and results of operations presented in the consolidated financial statements set forth elsewhere in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. The estimates used in the valuations of our property acquisition of the CB Portfolio we believe are critical in nature for the results of operations for the three and six months ended June 30, 2015 which is discussed in more detail below.

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

Property Acquisitions

The price that the Company pays to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, favorable or unfavorable financing, and numerous other factors. We allocate the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values. Fair value estimates are based on information obtained from independent appraisals, other market data, information obtained during due diligence and information related to the marketing and leasing at the specific property. This includes, among other items, determining the value of the buildings and improvements, land, in-place tenant leases, tax incentive arrangements, and any debt assumed from the seller. Each of these estimates requires significant judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to in-place tenant leases are amortized over the remaining terms of the leases (generally less than one year).

Additionally, inputs and assumptions included in the determination of fair value include expectations of projected net operating income to be earned and capital expenditures to be incurred at the underlying properties and capitalization rates based on the marketability of each of the properties and the extent to which the operations of those properties have stabilized. To estimate the fair value of the property level mortgage debt assumed in property acquisitions, the difference between the market terms and contract terms are analyzed and the actual debt service payments are discounted at a current market yield rate to determine the fair value of the debt assumed. These valuation techniques involve Level 3 inputs in the fair value hierarchy and are subjective in nature. Should different assumptions have been used, the gain of $28.0 million on the consolidation of the CB Portfolio recognized in the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2015 could have been materially different. The $28.0 million gain was based on preliminary estimates.

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

Factors Expected to Affect Our Operating Results

Unique Leasing Characteristics

Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multi-family housing where leasing is by the unit. Individual lease liability limits each student-tenant’s liability to his or her own rent without liability for a roommate’s rent. A parent or guardian is required to execute each lease as a guarantor unless the student-tenant provides adequate proof of income. The Company runs background checks on prospective occupants and credit checks on the party which is ultimately financially responsible for the payment of rent and other costs, which in the vast majority of cases is the parent or other guarantor. The number of lease contracts that we administer is therefore similar to the number of beds occupied rather than the number of units.

Unlike traditional multi-family housing, most of our leases commence on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminates at the completion of the last summer school session. As such, we must re-lease each property in its entirety (except for current tenants who have renewed their lease) each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season, which typically begins each October and ends in September of the following year. As of the start of the fall term for the 2014-2015 and 2013-2014 academic years, we had approximately 39.1% and 41.7%, respectively, of our current tenants renew their lease for the upcoming academic year.

Results of Operations

Our Business Segments

Management evaluates operating performance through the analysis of results of operations of three business segments: (i) Grove and evo® operations (ii) Copper Beech operations and (iii) property management services. Management evaluates each segment’s performance by reference to net operating income, which is a non-GAAP measure, as defined below. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies (Note 2 to our accompanying consolidated financial statements). Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.

Grove & evo® and Copper Beech Operations

Our Grove & evo® and Copper Beech Operations are comprised of rental and other service revenues, such as application fees, pet fees and late payment fees. Due to the continuous opening of new properties in consecutive years and annual lease terms that do not coincide with our reported fiscal (calendar) years, the comparison of our consolidated financial results from period to period may not provide a meaningful measure of our operating performance. For this reason, we divide the results of operations in our student housing operations segment between new property operations and "same-store" operations, which we believe provides a more meaningful indicator of comparative historical performance.

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

We monitor net operating income (“NOI”) of our student housing properties, which is a non-GAAP financial measure. In general terms, we define NOI as student housing rental revenue less student housing operating expenses and excluding expenses not specifically attributable to a property. We believe this measure provides an operating perspective not immediately apparent from GAAP operating income (loss) or net income (loss). We use NOI to evaluate performance on a community-by-community basis because it allows management to evaluate the impact factors such as lease structure, lease rates and tenant base, which vary by locality, have on our financial performance. To help make comparisons of NOI between periods more meaningful, we distinguish NOI from our properties that are wholly-owned and that were in service throughout each period presented (that is, our "same store" properties) from NOI from our other wholly-owned properties.

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

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

As of June 30, 2015, our property portfolio consisted of 66 consolidated operating properties, containing 11,778 apartment units and 32,101 beds, and 16 operating properties held in seven unconsolidated joint ventures, containing 5,059 apartment units and 12,188 beds.

As of June 30, 2014, our property portfolio consisted of 32 consolidated operating properties, containing 6,288 apartment units and 17,173 beds, and 37 operating properties held in four unconsolidated joint ventures, containing 6,917 apartment units and 18,325 beds.

The following table presents our results of operations for the three months ended June 30, 2015 and 2014, and the amount of change in these results between the periods (in thousands):

	Three Months Ended
	June 30,	June 30,
	2015	2014	Change ($)
Revenues:
Student housing rental	$43,722	$23,637	$20,085
Student housing services	1,745	1,026	719
Property management services	212	327	(115)
Total revenues	45,679	24,990	20,689
Operating expenses:
Student housing operations	19,943	10,747	9,196
General and administrative	10,423	3,649	6,774
Severance	62	-	62
Write-off of other assets	597	-	597
Transaction costs	1,640	1,460	180
Ground leases	120	120	-
Depreciation and amortization	27,861	7,253	20,608
Total operating expenses	60,646	23,229	37,417
Equity in earnings (losses) of unconsolidated entities	790	(891)	1,681
Operating income (loss)	(14,177)	870	(15,047)

Nonoperating income (expense):
Interest expense, net	(9,270)	(2,950)	(6,320)
Gain on purchase of Copper Beech	6,393	-	6,393
Other income (expense)	4	104	(100)
Total nonoperating expense, net	(2,873)	(2,846)	(27)
Net loss before income tax benefit	(17,050)	(1,976)	(15,074)
Income tax benefit	-	210	(210)
Loss from continuing operations	(17,050)	(1,766)	(15,284)
Income from discontinued operations	-	1,374	(1,374)
Net loss	(17,050)	(392)	(16,658)
Net income (loss) attributable to noncontrolling interest	(4,000)	12	(4,012)
Dividends on preferred stock	3,050	3,050	-
Net loss attributable to common stockholders	$(16,100)	$(3,454)	$(12,646)

The following table presents our results of operations for the six months ended June 30, 2015 and 2014, and the amount of change in these results between the periods (in thousands):

	Six Months Ended
	June 30,	June 30,
	2015	2014	Change ($)
Revenues:
Student housing rental	$82,512	$47,272	$35,240
Student housing services	3,055	1,999	1,056
Property management services	441	430	11
Total revenues	86,008	49,701	36,307
Operating expenses:
Student housing operations	37,147	21,360	15,787
General and administrative	18,461	7,155	11,306
Severance	570	-	570
Write-off of other assets	1,366	-	1,366
Transaction costs	3,132	2,045	1,087
Ground leases	240	237	3
Depreciation and amortization	47,617	14,233	33,384
Total operating expenses	108,533	45,030	63,503
Equity in losses of unconsolidated entities	(1,359)	(572)	(787)
Operating income (loss)	(23,884)	4,099	(27,983)

Nonoperating income (expense):
Interest expense, net	(17,058)	(6,326)	(10,732)
Gain on purchase of Copper Beech	28,035	-	28,035
Gain on sale of land and unconsolidated joint ventures	7,748	-	7,748
Other income (expense)	(51)	170	(221)
Total nonoperating income (expense), net	18,674	(6,156)	24,830
Net loss before income tax benefit	(5,210)	(2,057)	(3,153)
Income tax benefit	-	400	(400)
Loss from continuing operations	(5,210)	(1,657)	(3,553)
Income (loss) from discontinued operations	(1,157)	2,313	(3,470)
Net income (loss)	(6,367)	656	(7,023)
Net loss attributable to noncontrolling interest	(6,157)	(3)	(6,154)
Dividends on preferred stock	6,100	6,100	-
Net loss attributable to common stockholders	$(6,310)	$(5,441)	$(869)

Student Housing Operations

Student housing operations revenues (which include student housing rental and student housing services revenues) were $45.5 million and $24.7 million for the three months ended June 30, 2015 and 2014, respectively. Excluding the $14.8 million of revenues attributable to the Copper Beech acquisition, revenues increased by $6.0 million, primarily due to the 2014 deliveries of The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa. Student housing operations expenses were $19.9 million and $10.7 million for the three months ended June 30, 2015 and 2014, respectively. Excluding the $6.2 million in expenses attributable to the Copper Beech acquisition, expenses increased by $3.0 million, which were primarily attributable to the 2014 deliverables mentioned above.

Student housing operations revenues (which include student housing rental and student housing services revenues) were $85.6 million and $49.3 million for the six months ended June 30, 2015 and 2014, respectively. Excluding the $24.0 million of revenues attributable to the Copper Beech acquisition, revenues increased by $12.3 million, primarily due to the 2014 deliveries of The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa. Student housing operations expenses were $37.1 million and $21.4 million for the six months ended June 30, 2015 and 2014, respectively. Excluding the $9.5 million in expenses attributable to the Copper Beech acquisition, expenses increased by $6.2 million, which were primarily attributable to the 2014 deliverables mentioned above.

New Property Operations. In August 2014, we began operations at The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa, which contributed $2.1 million ($4.3 million of revenues and $2.2 million of student housing operations expenses) and $4.1 million ($8.6 million of revenues and $4.5 million of student housing operations expenses) of NOI for the three and six months ended June 30, 2015, respectively, as compared to no contribution for the three and six months ended June 30, 2014. In January 2014, we acquired the remaining ownership interests in The Grove at Denton, Texas, which contributed $0.6 million ($1.1 million of revenues and $0.5 million in operating expenses) and $1.3 million ($2.2 million of revenues and $0.9 million in operating expenses) of NOI for the three and six months ended June 30, 2015, respectively, compared to a contribution of $0.5 million and $1.0 million of NOI for the three and six months ended June 30, 2014, respectively. The Grove at Denton, Texas is included in “New Property Operations” as we did not have ownership for the full six months ended June 30, 2014.

"Grove Same-Store" Property Operations. Our 30 "same-store” properties contributed $13.5 million ($23.9 million of revenues and $10.4 million of operating expenses) and $27.1 million ($47.9 million of revenues and $20.8 million of operating expenses) of NOI for the three and six months ended June 30, 2015, respectively, as compared to $12.6 million and $25.4 million of NOI for the three and six months ended June 30, 2014. The Grove at Pullman, Washington, which previously experienced a fire and The Grove at Toledo, Ohio, under re-development, contributed $0.8 million ($1.4 million of revenues and $0.6 million of operating expenses) and $1.5 million ($2.9 million of revenues and $1.4 million of operating expenses) of NOI for the three and six months ended June 30, 2015, respectively, as compared to $0.8 million and $1.5 million of NOI for the three and six months ended June 30, 2014.

“Wholly Owned Copper Beech” Property Operations. In a series of closings occurring in January, April and June, 2015 , we exercised our option to acquire the remaining interests in 30 properties bringing our interest to a 100% ownership (see Note 6 in the accompanying consolidated financial statements). The Copper Beech properties contributed $8.6 million ($14.8 million of revenues and $6.2 million of operating expenses) and $14.5 million ($24.0 million of revenues and $9.5 million of operating expenses) of NOI for the three and six months ended June 30, 2015, respectively, as compared to no contribution for the three and six months ended June 30, 2014.

The following is a reconciliation of our net income (loss) attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(16,100)	$(3,454)	$(6,310)	$(5,441)
Net income (loss) attributable to noncontrolling interests	(4,000)	12	(6,157)	(3)
Preferred stock dividends	3,050	3,050	6,100	6,100
Income tax benefit	-	(210)	-	(400)
Severance	62	-	570	-
Gain on purchase of Copper Beech	(6,393)	-	(28,035)	-
Gain on sale of land and unconsolidated entities	-	-	(7,748)	-
Other (income) expense	(4)	(104)	51	(170)
(Income) loss from discontinued operations	-	(1,374)	1,157	(2,313)
Interest expense, net	9,270	2,950	17,058	6,326
Equity in (earnings) losses of unconsolidated entities	(790)	891	1,359	572
Depreciation and amortization	27,861	7,253	47,617	14,233
Ground lease expense	120	120	240	237
General and administrative expense	10,423	3,649	18,461	7,155
Write-off of other assets	597	-	1,366	-
Transaction costs	1,640	1,460	3,132	2,045
Property management services revenues	(212)	(327)	(441)	(430)
Total NOI	$25,524	$13,916	$48,420	$27,911
Grove same store properties NOI	$13,496	$12,633	$27,098	$25,447
Copper Beech NOI	$8,601	$-	$14,485	$-
New properties NOI	$2,658	$530	$5,347	$952
Grove Pullman and Toledo NOI	$769	$753	$1,490	$1,512

Property Management Services

Property management services revenues decreased by $0.1 million for the three months ended June 30, 2015 compared to the same periods in 2014 primarily as a result of three properties that moved to a third party management company (The Grove at Louisville, Kentucky, The Grove at Laramie, Wyoming and The Grove at Norman, Oklahoma) during the second quarter of 2015.

Property management services revenues experienced an insignificant increase for the six months ended June 30, 2015 compared to the same period in 2014 primarily as a result of five new property management contracts that came on line in August 2014 (The Grove at Greensboro, North Carolina, The Grove at Louisville, Kentucky, evo® at Cira Centre South, Pennsylvania, evo® à Square Victoria, Montreal, Quebec, Canada, and evo® à Sherbrooke, Montreal, Quebec, Canada), almost entirely offset by three properties that moved to a third party management company (The Grove at Louisville, Kentucky, The Grove at Laramie, Wyoming and The Grove at Norman, Oklahoma) during the second quarter of 2015.

General and Administrative

While the Company operations included development and construction functions, certain corporate costs related to these functions were capitalized as they related directly to the development and construction of student housing properties. While a substantial portion of the previously capitalized costs were eliminated as a result of the strategic repositioning initiated during the third quarter of 2014, (as more fully described in Note 4 to the accompanying consolidated financial statements) certain costs which were previously capitalized could not be eliminated and are now expensed and reflected in the reported General and Administrative expense line item on our Consolidated Statements of Operations and Comprehensive Income (Loss). The change in the treatment of these costs explains a portion of the year over year increase in our general and administrative expenses. Additionally, during 2015 the Company has incurred professional fees, contract staffing fees and other expenses, as more fully described below, which exceed the amounts incurred during 2014 for similar services.

General and administrative expenses were $10.4 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively. Excluding the effect of $0.4 million related to Copper Beech, as well as the effect of capitalizing certain corporate costs to the construction and development segments of our business in 2014 of $2.1 million, general and administrative expenses increased by approximately $4.3 million. This increase is primarily related to increased professional fees of approximately $2.3 million due to strategic repositioning, increased legal expenses of $0.9 million, facilities and IT expenses of approximately $0.3 million, and other various items aggregating approximately $0.8 million.

General and administrative expenses were $18.5 million and $7.2 million for the six months ended June 30, 2015 and 2014, respectively. Excluding the effect of $0.8 million related to Copper Beech, as well as the effect of capitalizing certain corporate costs to the construction and development segments of our business in 2014 of $4.3 million, general and administrative expenses increased by approximately $6.2 million. This increase is primarily related to increased professional fees of approximately $2.6 million due to strategic repositioning, increased legal costs of $0.9 million, employee compensation of $1.3 million, facilities and IT expenses of approximately $0.6 million, and other various items aggregating approximately $0.8 million.

Severance Costs

Severance costs for the three and six months ended June 30, 2015 was $0.1 million and $0.6 million respectively. The $0.1 million incurred during the three months ended June 30, 2015 related to the termination of three pilots and one mechanic associated with aircraft currently leased and previously owned. The remaining $0.5 million related to severance expense for a former executive.

Write-off of Other Assets

Write-off of other assets was $0.6 million for the three months ended June 30, 2015, which was related to a write off of various receivables related to our two evo® Montreal properties.

Write-off of other assets was $1.4 million for the six months ended June 30, 2015, $0.3 million of which was related to our final settlement for the Pullman insurance claim, in which we settled for $0.3 million less than we had originally estimated. We received the remaining $4.3 million of insurance proceeds during the third quarter of 2015. The remaining $1.1 million is the write off of various receivables related to our two evo® Montreal properties.

Transaction Costs

Transaction costs were $1.6 million for the three months ended June 30, 2015, primarily attributable to consents, professional fees and other related costs related to the Copper Beech acquisition.

Transaction costs were $3.1 million for the six months ended June 30, 2015, primarily attributable to consents, professional fees and other related costs totaling $2.8 million related to the Copper Beech acquisition, with the remaining $0.3 million related to various other costs associated with the Montreal transaction and our strategic alternative process.

Depreciation and Amortization

Depreciation and amortization expense was $27.9 million and $7.3 million for the three months ended June 30, 2015 and 2014, respectively. Excluding the $19.6 million attributable to the Copper Beech acquisition ($14.8 million of amortization expense of in-place lease intangible assets and $4.8 million of depreciation expense), depreciation and amortization increased by $1.0 million, primarily attributable to the 2014 deliveries of The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa.

Depreciation and amortization expense was $47.6 million and $14.2 million for the six months ended June 30, 2015 and 2014, respectively. Excluding the $31.1 million attributable to the Copper Beech acquisition ($23.5 million of amortization expense of in-place lease intangible assets and $7.6 million of depreciation expense), depreciation and amortization increased by $2.3 million, primarily attributable to the 2014 deliveries of The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa.

Equity in Earnings (Losses) of Unconsolidated Entities

Equity in earnings of unconsolidated entities, which represents our share of the net income from entities in which we have a non-controlling interest was $0.8 million for the three months ended June 30, 2015, versus equity in losses of $0.9 million for the three months ended June 30, 2014. This increase in income of $1.7 million is primarily due to Copper Beech equity in earnings of $0.4 million for the second quarter of 2015 compared to equity in losses of $1.1 million for the same period in 2014.

Equity in losses of unconsolidated entities, which represents our share of the net loss from entities in which we have a non-controlling interest was $1.4 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. This increase in losses of $0.8 million is primarily due to losses of $2.6 million (compared to equity in earnings of $0.5 million for the same period in 2014) resulting from our Montreal operations as well as Copper Beech equity in earnings of $1.1 million (compared to equity in losses of $1.0 million for the same period in 2014).

Interest Expense

Interest expense was $9.3 million and $3.0 million for the three months ended June 30, 2015 and 2014, respectively. Excluding the $2.4 million increase attributable to the Copper Beech acquisition, interest expense increased by $3.9 million. This increase was primarily attributable to capitalized interest of $2.4 million during the first quarter of 2014 (compared to none during the second quarter of 2015) and higher debt balances, primarily associated with additional amounts outstanding on the Company’s line of credit.

Interest expense was $17.1 million and $6.3 million for the six months ended June 30, 2015 and 2014, respectively. Excluding the $3.7 million increase attributable to the Copper Beech acquisition, interest expense increased by $7.1 million. This increase was primarily attributable to capitalized interest of $4.3 million during the first half of 2014 (compared to none during the first half of 2015) and higher debt balances, primarily associated with additional amounts outstanding on the Company’s line of credit.

Gain on purchase of Copper Beech

For the three months ended June 30, 2015, a preliminary gain of $6.4 million was recognized in connection with the Second CB Closing on April 30, 2015, a business combination in which we acquired a 100% interest in two additional Copper Beech properties (Copper Beech San Marcos Phase I and Copper Beech IUP Buy).

For the six months ended June 30, 2015, a preliminary gain of $28.0 million was recognized in connection with the First CB Closing, a business combination in which we acquired a significant portion of the Copper Beech Portfolio with the transaction closing on January 30, 2015 as well as the Second CB Closing, a business combination in which we acquired a 100% interest in two additional Copper Beech properties, with the transaction closing on April 30, 2015. See Note 6 of the accompanying consolidated financial statements for further details.

Gain on sale of land and unconsolidated joint ventures

In connection with the previously announced strategic repositioning, we recognized a $3.1 million gain from the sale of a portfolio of six undeveloped land parcels. We also recognized a $4.6 million gain from the sale of The Grove at Lawrence, Kansas and The Grove at Conway, Arkansas. See Note 7 to the accompanying consolidated financials for further discussion of both of these transactions.

Income (Loss) from Discontinued Operations

In September 2014, we discontinued our development and construction services companies due to restructuring activities and accordingly reclassified the results of these operations to income (loss) from discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the periods presented.

For the six months ended June 30, 2015, we recorded a loss of $1.2 million due to the wind down of our construction and development operations. No construction and development revenues were recorded during the six months ended June 30, 2015. For the six months ended June 30, 2014, we recorded revenue from our construction and development operations of $17.6 million and expenses of $15.3 million resulting in income of $2.3 million.

Dividends on Preferred Stock

Dividends on preferred stock for the three and six months ended June 30, 2015 were $3.1 million and $6.1 million, respectively, with no change from the three and six months ended June 30, 2014. The Company did not declare dividends on its preferred stock during the three and six months ended June 30, 2015. Although not declared, these dividends have been included in the calculation of net income (loss) attributable to common shareholders in the consolidated statements of operations and comprehensive income (loss). These dividends will accumulate at the effective annual rate of $2.00 per share until paid.

Net income (loss) attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $4.0 million and $6.2 million for the three and six months ended June 30, 2015, respectively and was primarily related to loss allocated to Copper Beech Investors who received OP Units as part of the First and Second CB Closing. For both the three and six months ended June 30, 2015, net loss attributable to noncontrolling interests is calculated by including the proportionate amount of OP units held by the CB Investors during the period multiplied by the Company’s net loss excluding the gain on purchase of Copper Beech.

Cash Flows

Net cash provided by operating activities was $6.2 million for the six months ended June 30, 2015 as compared to $23.4 million for the six months ended June 30, 2014, a decrease of $17.2 million. Net income adjusted for non-cash items provided $11.4 million for the six months ended June 30, 2015 as compared to $20.2 million for the six months ended June 30, 2014, a decrease of $8.8 million. Approximately $5.2 million was used for working capital purposes for the six months ended June 30, 2015 as compared to $3.2 million provided for the six months ended June 30, 2014, a decrease of $8.4 million. This primarily relates to the decreased collections on construction billings due to the discontinuation of construction activity.

Net cash used in investing activities totaled $40.0 million for the six months ended June 30, 2015 as compared to $103.9 million for the six months ended June 30, 2014, a decrease of $63.9 million. Investments in properties under development was $68.3 million less for the six months ended June 30, 2015 compared to the same period last year due to the decrease in construction activity; in 2015, we continued paying vendors for the finalization of payables related to 2014 new property deliveries. During the six months ended June 30, 2015, the Company received $28.3 million from the sale of six undeveloped land parcels (see Note 7 of the accompanying consolidated financial statements). Additionally, during the six months ended June 30, 2015, we paid $56.7 million, net of cash acquired, related to the Copper Beech acquisition (see Note 6 of the accompanying consolidated financial statements). During the six months ended June 30, 2014, we invested $31.9 million into our investment in CSH Montreal.

Net cash provided by financing activities totaled $34.2 million for the six months ended June 30, 2015 as compared to $66.0 million for the six months ended June 30, 2014, a decrease of $31.8 million. This decrease is comprised of several items. Proceeds from mortgage and construction loans, net of repayments, decreased by $12.8 million and proceeds from the line of credit and other debt, net of repayments, decreased by $30.8 million from the previous period. Additionally, dividends paid to common and preferred stockholders decreased by $18.6 million. We also increased our restricted cash by $7.0 million in order to refinance the mortgage loans on two of our unconsolidated entities during the second quarter of 2015.

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

As of June 30, 2015, we had $213.5 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit of $3.4 million, will reduce the amount that we may be able to borrow under this facility for other purposes. As of June 30, 2015, we had $36.5 million in borrowing capacity under our Revolving Credit Facility, and amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

We incur an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility (i) of 0.30% per annum if our average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if our average borrowing is greater than 50.0% of the total amount available.

Additionally, the Amended Credit Facility has an accordion feature that allows us to request an increase in the total commitments from $300.0 million to $600.0 million, subject to conditions. Amounts outstanding under the Amended Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Second Amended and Restated Credit Agreement) plus a spread that depends upon our leverage ratio. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At June 30, 2015, the interest rate on the Revolving Credit Facility borrowings and Term Loan was 2.70% and 2.65% respectively.

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

On February 25, 2015, we amended the Amended Credit Facility to address a default with regard to certain financial covenants (see Note 9 of the accompanying consolidated financial statements). In such amendment, the dividend payout ratio was amended to be calculated on a rolling twelve month pro forma basis based on an assumed quarterly dividend of $0.09 per share on our Common Stock (which was the level established by our Board for the fourth quarter of 2014) and the leverage ratio, secured debt ratio and fixed charge coverage ratio covenants were modified for a relief period beginning on December 31, 2014 and ending on September 30, 2015.

We and certain of our subsidiaries guarantee the obligations under the Amended Credit Facility, and we and certain of our subsidiaries have provided a negative pledge against specified assets (including real property), stock and other interests.

As of June 30, 2015, after receipt of waivers and amendments, we were in compliance with the above financial covenants with respect to our Amended Credit Facility. We intend to explore alternatives for reducing our leverage and maintaining compliance with our financial covenants, including the possible issuance of additional equity, sales of assets, cost controls or other measures. Although the Amended Credit Facility contains a cross-default provision, as of June 30, 2015, there were no defaults under any of the Company’s other credit facilities that triggered an event of default under the Amended Credit Facility.

As of August 28, 2015, we executed an extension of the existing waiver under the Amended Credit Facility to allow the Company until September 30, 2015 to file this Quarterly Report on Form 10-Q for the quarter ending June 30, 2015. As a result of this extension of the waiver the Company is in compliance with the reporting covenants under the Amended Credit Facility. The Company agreed to pay a deferred fee in the amount of $.3 million to obtain this extension, which fee shall be payable upon the earlier of (i) the closing of a proposed sale transaction for all of the equity in, or all or substantially all of the assets of, the Company (a “Proposed Sale Transaction”) and (ii) December 31, 2015. Pursuant to the waiver, if the Company has not entered into an agreement (a “Sale Agreement”) for a Proposed Sale Transaction by September 30, 2015, then beginning on September 30, 2015 and on the thirtieth day of each calendar month thereafter, the Company has agreed to prepay an aggregate amount under the Amended Credit Facility equal to the amount of the Company’s unrestricted cash, if any, on such date. The waiver defines unrestricted cash as the difference (if positive) of (i) cash and cash equivalents that are not subject to any pledge, lien or control agreement, less (ii) the sum of (a) $15 million and (b) amounts that have been placed with third parties as deposits or security for contractual obligations. These prepayments under the Amended Credit Facility will not be refundable, and the Company’s obligation to continue such prepayments will terminate on the date that a Sale Agreement is executed. If the Company has not entered into a Sale Agreement by November 15, 2015, the lenders shall receive a security interest in the equity of the subsidiary guarantors under the Amended Credit Facility. In connection with the extension of the waiver, the Company agreed that, unless all of the lenders under the Amended Credit Facility otherwise agree, the Company will not request any further advances under the Amended Credit Facility other than advances under outstanding letters of credit. .

Short-Term Liquidity Needs

Through the end of 2015, we believe that we will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. We anticipate using our cash flow from continuing operations, cash and cash equivalents, and the sale of assets to fund our business operations, cash dividends and distributions, debt amortization, and recurring capital expenditures.

Long-Term Liquidity Needs

Our long-term liquidity needs consist primarily of funds necessary to pay for non-recurring capital expenditures, potential acquisitions of properties and payments of debt at maturity. Long-term liquidity needs may also include the payment of unexpected contingencies, such as remediation of unknown environmental conditions at our properties or at additional properties that we develop or acquire, or renovations necessary to comply with the Americans with Disabilities Act or other regulatory requirements. In the future, we may seek additional long-term secured and unsecured debt, including the issuance of debt securities, the issuance of equity securities and equity-related securities (including OP units), property dispositions and joint venture transactions. We believe that we will have access to these sources of capital to fund our long-term liquidity requirements, but we cannot provide any assurance that this will be the case, especially in difficult market conditions.

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

Although the Company is currently in compliance with the terms of its Second Amended and Restated Credit Agreement, the Company’s Board has determined, based on an evaluation by management of the Company’s ability to satisfy all financial covenants in the credit agreement for 2015, not to declare or pay dividends on its Common Stock or Series A Preferred Stock for the first or second quarter of 2015. In addition, the Board does not currently intend to declare or pay dividends on its Common Stock or Series A Preferred Stock for the remainder of 2015 unless the Company experiences sufficient improvement in its operating results, including successfully completing the sale of certain assets and enhancing our liquidity position by raising additional capital and/or refinancing its existing credit facilities.

Commitments

The following table summarizes our contractual commitments as of June 30, 2015 (including future interest payments) (in thousands):

Contractual Obligations (1)	Total	2015	2016-2017	2018-2019	Thereafter

Long-Term Debt Obligations	$959,669	$85,620	$636,338	$174,155	$63,556
Interest Payments on Outstanding Debt Obligations	90,985	24,640	48,037	11,737	6,571
Operating Lease Obligations	35,733	1,460	4,612	2,840	26,821
Purchase Obligations	1,145	746	399	-	-

Total (2)	$1,087,532	$112,466	$689,386	$188,732	$96,948

(1)	See Note 9 to the accompanying consolidated financial statements for a break out of fixed versus variable debt.
(2)	Excludes joint venture debt of $36.2 million that matures in July 2015 and September 2015, of which we are a 10.0% owner; $51.2 million that matures in August 2015 and December 2015, of which we are a 20.0% owner; $140.9 million that matures in July 2016, September 2016 and September 2018, of which we are a 30.0% owner; $87.8 million that matures in January 2016, of which we are a 47.0% owner; $159.8 million that matures in October 2015 and October 2020, of which we are a 48.0% owner; and $11.2 million that matures in September 2015, of which we are 63.9% owner. We are the guarantor of these debt obligations. See footnote 8 to the accompanying consolidated financial statements.

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

We are the guarantor of the construction and mortgage debt and revolving credit facilities of our ventures with HSRE and Beaumont. Detail of our unconsolidated investments at June 30, 2015 is presented in the following table (in thousands):

					Debt
							Weighted
			Number of				Average
	Our	Year	Properties In	Net Total	Amount		Interest
Unconsolidated Entities	Ownership	Founded	Operation	Investment	Outstanding		Rate		Maturity Date / Range
HSRE-Campus Crest I, LLC	63.9%	2009	1	$3,862	$11,166	(4)	2.69	%(1)	9/30/2015
HSRE-Campus Crest V, LLC	10.0%	2011	2	-	36,226	(4)	2.89	%(1)	7/20/2015 – 9/30/2015	(3)
HSRE-Campus Crest VI, LLC	20.0%	2012	3	7,153	51,206	(4)	2.49	%(1)	8/07/2015 – 12/19/2015	(3)
HSRE-Campus Crest IX, LLC	30.0%	2013	1	19,341	96,187	(4)	2.39	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%	2013	2	7,701	44,692	(4)	2.37	%(1)	9/06/2016 – 9/30/2018
CB Portfolio	48.0%	2013	5	45,017	159,842	(4)	5.41	%(2)	10/01/2015 – 10/01/2020
CSH Montreal	47.0%	2013	2	4,656	87,848	(4)	5.68	%(1)	1/13/2016
Total unconsolidated entities			16	$87,730	$487,167		4.03%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	Loans maturing in July and August of 2015 relate to properties that are part of the property swap detailed in Note 18 of the accompanying consolidated financial statements.
(4)	The amount outstanding for debt represents 100% of the debt outstanding at each of the respective joint ventures in which the Company has varying ownership percentages. See Note 17 of the accompanying consolidated financial statements for a discussion of amounts of the outstanding debt in which the Company guarantees on behalf of certain of these joint ventures.

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

While FFO is a relevant and widely used measure of operating performance of equity REITs, other equity REITs may use different methodologies for calculating FFO and, accordingly, FFO as disclosed by such other REITs may not be comparable to FFO published herein. Therefore, we believe that in order to facilitate a clear understanding of our historical operating results, FFO should be examined in conjunction with net income (loss) as presented in the consolidated financial statements included in this Form 10-Q. FFO attributable to common stockholders should not be considered as an alternative to net income (loss) (computed in accordance with U.S. GAAP) as an indicator of our properties’ financial performance or to cash flow from operating activities (computed in accordance with U.S. GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO attributable to common stockholders to our net income (loss) attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net income (loss) attributable to common stockholders	$(16,100)	$(3,454)	$(6,310)	$(5,441)
Real estate related depreciation and amortization	26,942	6,908	46,196	13,585
Real estate related depreciation and amortization from unconsolidated entities	2,675	7,264	6,045	14,597
Gain on purchase of Copper Beech(1)	(6,393)	-	(28,035)	-
Gain on sale of assets(2)	-	-	(7,748)	-
FFO attributable to common stockholders(3)	$7,124	$10,718	$10,148	$22,741

(1)	Includes purchase of remaining interests in Copper Beech properties. (See Note 6 of the accompanying consolidated financial statements.)
(2)	Includes sale of land parcels and ownership interests in HSRE I and HSRE V. (See Note 7 of the accompanying consolidated financial statements.)
(3)	The fair value debt and purchase accounting adjustments included in equity in earnings related to Copper Beech were $3.1 million and $3.8 million for the three and six months ended June 30, 2015, and $1.8 million and $3.5 million for the three and six months ended June 30, 2014, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

FFO attributable to common stockholders	7,124	10,718	10,148	22,741
Elimination of transaction costs(4)	1,640	1,460	3,132	2,045
Elimination of fair value debt and purchase accounting adjustments at our investment in Copper Beech(5)	(3,128)	(1,765)	(3,766)	(3,519)
Elimination of write-off of other assets(6)	597	-	1,366	-
Elimination of severance(7)	62	-	570	-
Elimination of discontinued operations(8)	-	(1,374)	1,157	(2,313)

Funds from operations adjusted (FFOA) attributable to common stockholders	$6,295	$9,039	$12,607	$18,954

(4)	Includes costs incurred in connection with Copper Beech and CSH Montreal including our proportional share of costs incurred within the ventures.
(5)	Includes our proportionate share of non-cash fair value debt and other purchase accounting adjustments in our investment in Copper Beech accounted for under the equity method, as well as the fair value of debt adjustments for those Copper Beech properties consolidated during the six months ended June 30, 2015.
(6)	During the three and six months ended June 30, 2015, the Company recorded $0.6 million and $1.4 million of impairments of other assets related to various balance sheet adjustments.
(7)	We recognized severance expense of $0.6 million, of which $0.4 million relates to the acceleration of restricted shares.
(8)	In connection with the Company’s strategic repositioning initiatives, we discontinued all construction and development operations, which resulted in no income or loss, and a loss of $(1.2) million from discontinued operations for the three and six months ended June 30, 2015 and income of $1.4 million and $2.3 million from discontinued operations for the three and six months ended June 30, 2014.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2015, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread for borrowing under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowing and from 0.75% to 1.50% for Base Rate borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowing and from 0.70% to 1.45% for Base Rate based borrowings. At June 30, 2015, the spread on our Revolving Credit Facility and Term Loan was 2.70% and 2.65%, respectively.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of June 30, 2015, $447.2 million of our aggregate indebtedness (46.2% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by $4.5 million, assuming that the amount outstanding under our variable rate debt remains at $447.2 million, the balance as of June 30, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our management concluded that our disclosure controls and procedures for the periods covered by this report were not effective, as of June 30, 2015, because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 1, 2015 (the “2014 Form 10-K”). Management has concluded that the material weaknesses that were present at December 31, 2014 and March 31, 2015 were also present at June 30, 2015.

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in the 2014 Form 10-K, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, fairly present our financial condition, results of operations and cash flows in all material respects.

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

In connection with these efforts, in April 2015 our Board of Directors engaged Alvarez & Marsal North America, LLC (“Alvarez & Marsal”), a leading management consulting firm, and appointed David Coles and John Makuch, both Managing Directors at Alvarez & Marsal, as our interim Chief Executive Officer and our interim Chief Financial Officer, respectively. At the time of filing, we are in the process of hiring a third party to provide an internal audit function and provide additional support to the management team and the Audit Committee with respect to the internal control remediation initiatives. Our management believes the remediation measures described in the 2014 Form 10-K will remediate the identified material weaknesses and strengthen our internal control over financial reporting. As management continues to evaluate and work to improve our internal control over financial reporting, it may be determined that additional measures must be taken to address the material weaknesses identified in Part II, Item 9A of the 2014 Form 10-K, or it may be determined that we need to modify certain of the remediation measures described in the 2014 Form 10-K.

Changes in Internal Control over Financial Reporting

We plan to take actions to remediate the material weaknesses related to our internal control over financial reporting, as described above. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 21, 2015, we and certain of our subsidiaries were named as defendants in a lawsuit filed in the 7th Division of the Jefferson Circuit Court in Jefferson County in Louisville, Kentucky. The case arose from an individual who fell to his death at a construction site located at 2501 South 4th Street, Louisville, Jefferson County, Kentucky. Also named as co-defendants in the case are other companies associated with the construction and/or employment of the deceased individual. The plaintiffs allege, among other things, we were negligent and/or allowed a dangerous or hazardous condition to exist on the premises. The plaintiffs’ initial complaint did not specify the amount of damages sought. We have filed our responsive pleadings. Based upon the totality of the circumstances, including the existence of insurance coverage and anticipated indemnity from third-parties, we do not believe that the lawsuit, if adversely determined, would have a material adverse effect on our financial position or results of operations.

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

We did not file our Annual Report on Form 10-K for the year ended December 31, 2014, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 or this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 within the time frame required by the SEC. As a result of our failure to file our Annual Report and such Quarterly Reports by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Exchange Act), we are not eligible to file a Form S-3 registration statement to conduct public offerings until our filings with the SEC have been timely made for a full year. Our ineligibility to use Form S-3 during this time period may have a negative impact on our ability to quickly access the public capital markets because we would be required to file a long-form registration statement and wait for the SEC to declare such registration statement effective. This may limit our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business.

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

As of June 30, 2015, our total consolidated indebtedness was approximately $968.4 million. Our debt service obligations expose us to the risk of default and reduced cash available to invest in our business or pay distributions that are necessary to qualify and remain qualified as a REIT. Our ability to meet the ongoing payment obligations of our indebtedness depends on our ability to generate significant cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that capital will be available to us, in amounts sufficient to enable us to meet our payment obligations under our exchangeable senior notes, our credit agreements and our outstanding preferred stock and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service these obligations, we may need to refinance or restructure our debt, sell assets (which we may be limited in doing in light of the relatively illiquid nature of our properties), reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet these payment obligations, which could materially and adversely affect our liquidity.

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

In addition to our consolidated indebtedness, we are guarantor on construction and mortgage debt of our ventures with Harrison Street Real Estate Capital (“HSRE”) and Beaumont Partners SA (“Beaumont”), as described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements. We also have a non-recourse carve-out guaranty and a 10% principal repayment guaranty and were required to deliver a $1.0 million irrevocable standby letter of credit on behalf of Copper Beech Townhome Communities Twenty Three, LLC (“CBTC 23”) relating to the CBTC 23 loan on the Copper Beech Kalamazoo Phase I property (in which we no longer have an equity interest). We received a copy of a notice of default addressed to CBTC 23 dated June 26, 2015, from the special servicer of the CBTC 23 loan, and on August 11, 2015 we received notification from Citibank that the special servicer had presented a request to draw the letter of credit. We elected to cash-fund the $1.0 million and on August 19, 2015 made a demand under an indemnification provision of the Copper Beech Purchase and Sale Agreement, to be reimbursed on or before August 28, 2015. As of September 15, 2015 the Sellers have not reimbursed us for the $1.0 million funded under the CBTC Letter of Credit. Although the special servicer has not made a demand under our guaranty with respect to such loan, we believe that such a demand may be forthcoming.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. EXHIBITS

Exhibit Number	Description of Document

10.1	Agreement, dated March 31, 2015, between Campus Crest Communities, Inc. and Scott R. Rochon (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 6, 2015)

10.2	Agreement dated May 3, 2015 between Campus Crest Communities, Inc. and Clinton Relational Opportunity Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 4, 2015)

10.3	Engagement letter dated as of April 21, 2015 between Campus Crest Communities, Inc. and Alvarez & Marsal North America, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 4, 2015)

10.4	Amended and Restated Employment Agreement, dated June 12, 2015, between Campus Crest Communities, Inc. and Aaron S. Halfacre (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 18, 2015)

10.5	Confidentiality and Noncompetition Agreement, dated as of June 12, 2015, between Campus Crest Communities, Inc. and Aaron S. Halfacre (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 18, 2015)

10.6*	Waiver Extension of Required Lenders and Administrative Agent, dated as of August 28, 2015, by and among Campus Crest Communities Operating Partnership, LP, the Company, Citibank, N.A. and the other parties thereto

31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: September 29, 2015

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ John Makuch
John Makuch
Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

10.1	Agreement, dated March 31, 2015, between Campus Crest Communities, Inc. and Scott R. Rochon (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 6, 2015)

10.2	Agreement dated May 3, 2015 between Campus Crest Communities, Inc. and Clinton Relational Opportunity Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 4, 2015)

10.3	Engagement letter dated as of April 21, 2015 between Campus Crest Communities, Inc. and Alvarez & Marsal North America, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 4, 2015)

10.4	Amended and Restated Employment Agreement, dated June 12, 2015, between Campus Crest Communities, Inc. and Aaron S. Halfacre (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 18, 2015)

10.5	Confidentiality and Noncompetition Agreement, dated as of June 12, 2015, between Campus Crest Communities, Inc. and Aaron S. Halfacre (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 18, 2015)

10.6*	Waiver Extension of Required Lenders and Administrative Agent, dated as of August 28, 2015, by and among Campus Crest Communities Operating Partnership, LP, the Company, Citibank, N.A. and the other parties thereto

31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

