Form 10-Q
period 2015-09-30
Campus Crest Communities, Inc.
filed 2015-11-12
CIK 1490983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2015
Common Stock, $0.01 par value per share	64,756,541 shares

CAMPUS CREST COMMUNITIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Investment in real estate, net:
Student housing properties ($32,875 related to VIE as of December 31, 2014)	$1,581,512	$935,962
Accumulated depreciation (($318) related to VIE as of December 31, 2014)	(163,748)	(128,121)
Land and property held for sale	15,019	37,163
Land held for investment	7,413	7,413
Investment in real estate, net	1,440,196	852,417
Investment in unconsolidated entities	81,852	259,740
Cash and cash equivalents ($670 related to VIE as of December 31, 2014)	16,166	15,240
Restricted cash	11,434	5,429
Student receivables, net of allowance for doubtful accounts of $3,288 and $459, respectively ($36, net of allowance of $9 related to VIE as of December 31, 2014)	3,606	1,587
Cost and earnings in excess of construction billings	-	3,887
Intangible assets, net	4,691	-
Other assets ($236 related to VIE as of December 31, 2014)	25,635	35,742
Total assets	$1,583,580	$1,174,042

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction loans ($21,170 related to VIE as of December 31, 2014)	$602,223	$300,673
Line of credit and other debt	369,714	317,746
Accounts payable and accrued expenses ($534 related to VIE as of December 31, 2014)	35,567	53,816
Construction billings in excess of cost and earnings	-	481
Other liabilities ($607 related to VIE as of December 31, 2014)	32,370	22,092
Total liabilities	1,039,874	694,808

Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized: 8.00% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 6,100,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	61	61
Common stock, $0.01 par value, 500,000,000 and 500,000,000 shares authorized, 64,756,541 and 64,742,713 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	648	648
Additional common and preferred paid-in capital	781,540	773,998
Accumulated deficit and distributions	(313,418)	(301,566)
Accumulated other comprehensive loss	(3,695)	(2,616)
Total Campus Crest Communities, Inc. stockholders' equity	465,136	470,525
Noncontrolling interests	78,570	8,709
Total equity	543,706	479,234
Total liabilities and equity	$1,583,580	$1,174,042

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues:
Student housing rental	$42,254	$26,985	$124,766	$74,256
Student housing services	2,196	1,043	5,251	3,043
Property management services	159	281	600	711
Total revenues	44,609	28,309	130,617	78,010
Operating expenses:
Student housing operations	25,236	12,513	62,383	33,874
General and administrative	8,404	3,178	26,865	10,332
Severance	-	720	570	720
Write-off of predevelopment costs	-	29,790	-	29,790
Write-off of other assets	796	7,765	2,162	7,765
Transaction costs	758	286	3,890	2,331
Ground leases	121	120	361	357
Depreciation and amortization	18,913	7,036	66,530	21,270
Total operating expenses	54,228	61,408	162,761	106,439
Equity in earnings (losses) of unconsolidated entities	(973)	635	(2,332)	63
Impairment of unconsolidated entities	-	(50,866)	-	(50,866)
Effect of not exercising Copper Beech purchase option	-	(34,047)	-	(34,047)
Operating loss	(10,592)	(117,377)	(34,476)	(113,279)

Nonoperating income (expense):
Interest expense, net	(9,239)	(3,639)	(26,297)	(9,965)
Gain (loss) on purchase of Copper Beech	(1,242)	-	26,793	-
Gain on purchase of previously unconsolidated entity	6,370	-	6,370	-
Gain on sale of land and unconsolidated entities	1,400	-	9,148	-
Other (expense) income	(626)	(41)	(677)	129
Total nonoperating (expense) income, net	(3,337)	(3,680)	15,337	(9,836)
Net loss before income tax expense	(13,929)	(121,057)	(19,139)	(123,115)
Income tax expense	(164)	(1,131)	(164)	(731)
Loss from continuing operations	(14,093)	(122,188)	(19,303)	(123,846)
Loss from discontinued operations	-	(5,506)	(1,157)	(3,191)
Net loss	(14,093)	(127,694)	(20,460)	(127,037)
Net loss attributable to noncontrolling interests	(2,451)	(770)	(8,608)	(773)
Dividends on preferred stock	3,050	3,050	9,150	9,150
Net loss attributable to common stockholders	$(14,692)	$(129,974)	$(21,002)	$(135,414)

Per share data - basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.23)	$(1.92)	$(0.30)	$(2.04)
Loss from discontinued operations attributable to common shareholders	-	(0.09)	(0.02)	(0.05)
Net loss per share attributable to common stockholders	$(0.23)	$(2.01)	$(0.32)	$(2.09)

Weighted-average common shares outstanding:
Basic and diluted	64,762	64,770	64,746	64,650

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Consolidated statements of comprehensive loss:
Net loss	$(14,093)	$(127,694)	$(20,460)	$(127,037)
Foreign currency translation	(716)	(1,614)	(1,269)	(1,391)
Comprehensive loss	(14,809)	(129,308)	(21,729)	(128,428)
Net loss attributable to noncontrolling interests	(2,451)	(770)	(8,608)	(773)
Foreign currency translation attributable to noncontrolling interest	(111)	11	(190)	10
Dividends on preferred stock	3,050	3,050	9,150	9,150
Comprehensive loss attributable to common stockholders	$(15,297)	$(131,599)	$(22,081)	$(136,815)

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	Series A		Additional		Accumulated
	Cumulative		Common and	Accumulated	Other	Total
	Redeemable	Common	Preferred Paid-	Deficit and	Comprehensive	Stockholders'	Noncontrolling	Total
	Preferred Stock	Stock	in Capital	Distributions	Loss	Equity	Interests	Equity
Balance at December 31, 2014	$61	$648	$773,998	$(301,566)	$(2,616)	$470,525	$8,709	$479,234
Amortization of restricted stock awards	-	-	1,889	-	-	1,889	-	1,889
Foreign currency translation	-	-	-	-	(1,079)	(1,079)	(190)	(1,269)
Non-controlling interest in Copper Beech at Ames	-	-	5,653	-	-	5,653	(5,653)	-
Non-controlling interest -OP units	-	-	-	-	-	-	71,344	71,344
Non-controlling interest -CBTC 8 and 9	-	-	-	-	-	-	(29)	(29)
Non-controlling interest -CBTC 29 and IUP BUY	-	-	-	-	-	-	12,997	12,997
Net loss	-	-	-	(11,852)	-	(11,852)	(8,608)	(20,460)
Balance at September 30, 2015	$61	$648	$781,540	$(313,418)	$(3,695)	$465,136	$78,570	$543,706

See accompanying notes to consolidated financial statements.

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014

Operating activities:
Net loss	$(20,460)	$(127,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,530	21,270
Amortization of fair value of debt adjustments	(4,109)	-
Impairment of land and pre-development costs	-	29,790
Write-off of other assets	2,162	7,765
Amortization of deferred financing costs and debt discount	2,710	2,033
Gain on sale of land and unconsolidated entities	(9,148)	-
Gain on purchase of previously unconsolidated entity	(6,370)	-
Loss on disposal of assets	464	138
Proceeds received for business interruption insurance	-	1,925
Provision for bad debts	2,849	2,294
Impairment of unconsolidated entities	-	50,866
Gain on purchase of Copper Beech	(26,793)	-
Equity in losses (earnings) of unconsolidated entities	2,332	(63)
Effect of not exercising Copper Beech purchase option	-	34,047
Distributions of earnings from unconsolidated entities	196	810
Share based compensation expense	1,889	1,404
Changes in operating assets and liabilities:
Restricted cash	(2,115)	(1,287)
Student receivables	(3,458)	(2,434)
Construction billings	3,406	17,762
Accounts payable and accrued expenses	1,301	(3,082)
Other	4,427	(4,012)
Net cash provided by operating activities	15,813	32,189
Investing activities:
Investments in developed properties	(12,423)	(117,976)
Proceeds received from sales of land	28,334	-
Insurance proceeds received for damaged assets	7,266	590
Investments in student housing properties	(11,312)	(7,293)
Acquisition of Copper Beech, net of cash acquired of $4,560	(60,263)	-
Investments in unconsolidated entities	(3,360)	(51,616)
Acquisition of previously unconsolidated entities, net of cash acquired	(5,608)	(7,661)
Proceeds received from sales of land and unconsolidated entities	8,119	-
Capital distributions from unconsolidated entities	1,632	6,762
Corporate capital expenditures	(668)	(4,330)
Proceeds received from the sale of corporate aircraft	3,811	-
Change in restricted cash	(307)	27,716
Net cash used in investing activities	(44,779)	(153,808)
Financing activities:
Proceeds from mortgage and construction loans	42,031	58,503
Repayments of mortgage and construction loans	(47,294)	(1,721)
Proceeds from line of credit and other debt	46,914	109,414
Repayments of line of credit and other debt	(1,106)	(15,385)
Debt issuance costs	(1,737)	(580)
Payment of offering costs	-	(817)
Dividends paid to common stockholders	(5,830)	(31,980)
Dividends paid to preferred stockholders	(3,050)	(9,341)
Dividends paid to noncontrolling interest	(36)	(215)
Net cash provided by financing activities	29,892	107,878
Net change in cash and cash equivalents	926	(13,741)
Cash and cash equivalents at beginning of period	15,240	32,054
Cash and cash equivalents at end of period	$16,166	$18,313

CAMPUS CREST COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$26,244	$8,257
Cash paid for income taxes	245	601

Non-cash investing and financing activity:
Assumption of mortgages, construction loans and other debt related to purchase of previously unconsolidated entities	$315,206	$16,822
Change in non-controlling interests resulting from ownership change in Copper Beech at Ames	5,653	-
Effect of not exercising Copper Beech purchase option	-	34,047
Common and preferred stock dividends declared but not paid	-	13,310
Change in insurance proceeds receivable related to damaged assets	294	985
Accounts payable related to capital expenditures	1,837	16,668
Equipment acquired under capital lease obligations	1,439	568
Increase in other assets and other liabilities for fair value of guarantee obligation and corresponding indemnity related to CBTC 23	3,950	-
Share-based compensation capitalized to development in process	-	1,307
The Company acquired substantially all of the remaining ownership in certain Copper Beech properties for approximately $60.3 million
In conjunction with the acquisition liabilities assumed were as follows:
Fair value of assets acquired, net of cash acquired of $4,560	$659,097	$-
Cash paid, net of cash acquired of $4,560	(60,263)	-
Change in non-controlling interests resulting from ownership change	(84,311)	-
Company's ownership interest prior to the acquisition	(174,821)	-
Gain recognized on transaction	(26,793)	-
Liabilities assumed	312,909	-
The Company acquired the remaining ownership in The Grove at Fayetteville, Arkansas for approximately $5.6 million
In conjunction with the acquisition liabilities assumed were as follows:
Fair value of assets acquired, net of cash acquired of $382	$21,212	$-
Cash paid, net of cash acquired of $382	(5,608)	-
Settlement of guarantee liability	5,964	-
Gain recognized on transaction	(6,370)	-
Liabilities assumed	15,198	-
The Company acquired the remaining ownership in HSRE IV for approximately $7.7 million
In conjunction with the acquisition liabilities assumed were as follows:
Fair value of assets acquired	$-	$26,854
Cash paid for 80% interest	-	(7,661)
Fair value of Company's 20% interest owned prior to the acquisition	-	(1,915)
Liabilities assumed	-	17,278

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

The Company operates its properties under three separate brands: The Grove, Copper Beech and evo®. As of September 30, 2015, the Company has ownership interests in 41 operating student housing Grove properties containing approximately 8,400 apartment units and 23,000 beds. Thirty-seven of the Company’s operating Grove properties are wholly-owned and four of the Company’s operating Grove properties are owned through joint ventures with Harrison Street Real Estate Capital ("HSRE"). Additionally, the Company holds ownership interests in three evo® properties as joint ventures containing approximately 1,500 units and 3,100 beds, one with HSRE and Brandywine Realty Trust ("Brandywine"), and two with Beaumont Partners SA (“Beaumont”). As of September 30, 2015, the Company held a 100% interest in 30 Copper Beech operating properties with approximately 4,500 units and 12,200 beds and varying ownership interests in 5 operating properties with approximately 1,700 units and 4,300 beds. The Company also has one wholly owned redevelopment property containing approximately 170 units and 340 beds.

Properties in
Operation
Wholly owned Grove properties	37
Joint Venture Grove properties	4
Total Grove Properties	41
Joint Venture evo properties	3
Wholly owned Copper Beech properties	30
Joint Venture owned Copper Beech properties(1)	5
Total Copper Beech properties	35
Total Portfolio(2)	79

(1)	The Company holds a 48% ownership interest in 5 unconsolidated properties. See Note 6 for additional information.
(2)	The Company’s 100% owned redevelopment property in Toledo, Ohio, which was acquired in March 2013 is excluded. As of December 31, 2014 and September 30, 2015, this property was classified as held for sale.

Plan of Merger

As previously disclosed in the Current Report on Form 8-K filed on October 19, 2015 with the Securities and Exchange Commission ("SEC"), on October 16, 2015, Campus Crest Communities, Inc., a Maryland corporation (the “Company” and “Campus Crest”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by HSRE Quad Merger Parent, LLC, a Delaware limited liability company (“Parent”), an affiliate of HSRE involving total estimated merger consideration of $7.03 per share. The overall transaction value is approximately $1.9 billion, including the assumption or repayment of various indebtedness of the Company. The Merger Agreement was unanimously approved by the Company’s Board of Directors.

The completion of the Merger is subject to certain conditions, including, among others, the (i) receipt of the approval of the Merger and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of shares of the Company’s common stock outstanding and entitled to vote, (ii) approval of certain lenders of the Company relating to no less than eighty-five percent of the outstanding principal balance of the Company’s mortgage indebtedness held by such lenders, (iii) the consummation of the purchase of certain interests in the Operating Partnership, the purchase of interests in certain joint venture properties, and certain other matters, and (iv) other customary closing conditions set forth in the Merger Agreement. The obligations of the parties to consummate the Merger are not subject to any financing condition or the receipt of any financing by Parent or Merger Sub. While it is currently anticipated that the Merger will be completed in the first quarter of 2016, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

The Merger Agreement may be terminated under certain circumstances. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, Parent may be required to pay the Company a termination fee of $10.0 million. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee of $5.0 million. In the event that stockholder approval is not received for the Merger, the Company will also be required to reimburse Parent’s expenses in an amount up to $1.0 million, which reimbursement would reduce any termination fee subsequently payable by the Company on a dollar-for-dollar basis. Under certain circumstances, including upon payment of the applicable termination fee, the Company is permitted to terminate the Merger Agreement to enter into a definitive agreement with a third party with respect to a Superior Proposal (as defined in the Merger Agreement).

The Board of Directors of the Company has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. Moelis & Company, LLC provided a fairness opinion to the Board of Directors of the Company in connection with the transaction.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, presented in U.S. dollars, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and represent the Company’s financial position, results of operations and cash flows. Equity interests owned by others in the Operating Partnership are reflected as non-controlling interests in the consolidated financial statements. The Company also has interests in unconsolidated real estate ventures which have ownership in several property owning entities that are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation, which relates to discontinued operations discussed in Note 7. In addition, for both the three and nine months ended September 30, 2014, $0.7 million has been reclassified from general and administrative expense to severance expense in the accompanying consolidated statements of operations.

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

Consolidated Variable Interest Entity

During the year ended December 31, 2013, the Company entered into a variable interest entity ("VIE") with Copper Beech Townhome Communities, LLC ("CBTC") to develop, construct and manage a student housing property in Ames, Iowa (“Copper Beech at Ames”). The property began operations during the third quarter of 2014. The Company concluded that it is the primary beneficiary of Copper Beech at Ames as the Company funded all of the equity of this entity, resulting in the Copper Beech investor’s interest being deemed a de facto agent of Campus Crest. The VIE’s assets and liabilities and the noncontrolling interest are included in the consolidated balance sheet as of December 31, 2014. On January 30, 2015, in connection with the Copper Beech purchase transaction (see Note 6), the Company’s ownership interest in Copper Beech at Ames increased to 100%. The acquisition of the noncontrolling interest in Copper Beech at Ames was accounted for as an equity transaction and did not result in the recognition of a gain or loss in the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2015.

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

The cost of buildings and improvements includes all pre-development, entitlement and project costs directly associated with the development and construction of a real estate project, which include interest, property taxes and the amortization of deferred financing costs recognized while the project is under construction, as well as certain internal costs related to the development and construction of the Company’s student housing properties. All costs are capitalized as development in process until the asset is ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences. There was no interest capitalized during the three and nine months ended September 30, 2015, and $1.9 million and $6.2 million of interest was capitalized during the three and nine months ended September 30, 2014, respectively.

The Company capitalizes costs during the development of assets beginning with the determination that development of a future asset is probable until the asset, or a portion of the asset, is delivered and is ready for its intended use. During development efforts, the Company capitalizes all direct costs and indirect costs that have been incurred as a result of the development. These costs include interest, related loan fees and property taxes as well as other direct and indirect costs. The Company capitalizes interest costs for debt incurred for project specific financing and for capital contributions to equity method investees who utilize such funds for construction-related activities. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with the Company’s development and redevelopment efforts, are capitalized. Indirect costs not clearly related to acquisition, development, redevelopment and construction activity, including general and administrative expenses, are expensed in the period incurred. As there were no assets under development during the three and nine months ended September 30, 2015, correspondingly there were no capitalized costs for the period. See the Development and Construction Services section herein for additional discussion. Capitalized indirect costs associated with the Company’s development activities were $3.9 million and $10.8 million for the three and nine months ended September 30, 2014, respectively. The Company was developing ten properties during the three and nine months ended September 30, 2014. All such costs are capitalized as development in process until the asset is delivered and ready for its intended use, which is typically at the completion of the project. Upon completion, costs are transferred into the applicable asset category and depreciation commences.

Pre-development costs are capitalized when they are directly identifiable with the specific property and would be capitalized if the property were already acquired and acquisition of the property or an option to acquire the property is probable. Capitalized pre-development costs are expensed when management believes it is no longer probable that a contract will be executed or construction will commence. Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or if the Company is unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of projects where the Company has not yet acquired the target property or where the Company has not yet commenced construction on a periodic basis and expenses any pre-development costs related to projects whose current status indicates the acquisition or commencement of construction is not probable. As of September 30, 2015 and December 31, 2014, the Company had no pre-development costs related to development projects, (see Note 4 regarding the Company’s strategic repositioning initiatives). As of September 30, 2015, the Company owned six strategically held land parcels that could be used for the development of phase two properties, with an aggregate bed count ranging from approximately 1,000 to 1,500, and four land parcels and one property which the Company intends to divest. The costs associated with the strategically held parcels are included in land held for investment on the accompanying consolidated balance sheets. The costs associated with the land parcels and additional property in which the Company intends to divest are included in land and property held for sale in the accompanying consolidated balance sheets.

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

Under the equity method of accounting, investments are initially recognized in the consolidated balance sheets at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. Any difference between the carrying amounts of these investments on the Company’s consolidated balance sheets and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value.

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

The following is a summary of the Company’s allowance for doubtful accounts for the nine months ended September 30, 2015 (in thousands):

Balance at December 31, 2014	$(459)
Bad debt expense	(2,849)
Write offs	20
Balance at September 30, 2015	$(3,288)

Write offs during the nine months ended September 30, 2014 were immaterial.

Intangible Assets

Campus Crest’s intangible assets consist of acquired in-place leases and the trademark for the Copper Beech brand name as well as acquired in-place leases for The Grove at Fayetteville, Arkansas (see Note 6). As previously mentioned, the acquired in-place leases are amortized on a straight-line basis over the remaining initial term of the respective leases, generally less than one year. The gross carrying amount and accumulated amortization of the acquired in-places leases was $29.5 million and $28.9 million as of September 30, 2015. Amortization expense for the three and nine months ended September 30, 2015 was $5.4 million and $28.9 million, respectively. In connection with the acquisition of Copper Beech, the in-place lease intangible assets are fully amortized as of September 30, 2015 and there is no additional amortization expense to be recognized for the remainder of 2015 (see Note 6). For our acquisition of Fayetteville, the additional amortization expense to be recognized during 2015 and 2016 is $0.2 million and $0.4 million, respectively. The Copper Beech trademark, which is a non-amortizing intangible asset, has a carrying value of $4.1 million as of September 30, 2015. In accordance with the Financial Accounting Standards Board (“FASB”) ASC 350, Intangibles - Goodwill and Other, indefinite-lived intangible assets that are not subject to amortization must be tested for impairment annually or more frequently if events or circumstances indicate they might be impaired. As such, the Company will perform an impairment test in relation to the Copper Beech trademark on an annual basis or more frequently, if needed. As described in Note 6, the amount of the acquired in-place lease intangibles and related amortization and the amount of the Copper Beech brand name intangible are based on preliminary estimates that may change when the related acquisition accounting valuations are finalized.

Deferred Financing Costs

Campus Crest defers costs incurred in obtaining financing and amortizes these costs using the straight-line method, which approximates the effective interest method, over the expected terms of the related loans. Deferred financing costs as of September 30, 2015 and December 31, 2014 were $13.0 million and $11.7 million, respectively, and accumulated amortization was $6.7 million and $4.8 million as of September 30, 2015 and December 31, 2014, respectively. Upon repayment of the underlying debt, any unamortized costs are charged to earnings. Deferred financing costs, net of accumulated amortization, are included in other assets in the accompanying consolidated balance sheets.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in the Company’s consolidated subsidiaries which are not attributable to the Company’s stockholders. Accordingly, noncontrolling interests are reported as a component of equity, separate from stockholders’ equity in the accompanying consolidated balance sheets. On the consolidated statements of operations and comprehensive income (loss), operating results are reported at their consolidated amounts, including both the amount attributable to the Company and to noncontrolling interests. For both the three and nine months ended September 30, 2015, net loss attributable to noncontrolling interests is calculated by including the proportionate amount of OP units held by the CB Investors during the period multiplied by the Company’s net loss excluding the gain on purchase of Copper Beech. See also “Consolidated Variable Interest Entity,” in this note herein.

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

Property Management Services

In addition to the Company’s wholly-owned properties, the Company provides management services to unconsolidated joint ventures in which it has ownership interests. Management fees are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria are met.

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

Costs and estimated earnings in excess of billings represent the excess of construction costs and profits recognized to date using the percentage of completion method over billings to date on certain contracts. Billings in excess of costs and estimated earnings represents the excess of billings to date over the amount of contract costs and profits recognized to date using the percentage of completion method on certain contracts. Billings to date on such contracts totaled $0.9 million and $49.3 million as of September 30, 2015 and December 31, 2014, respectively. All billings for costs in 2015 have been collected as of the time of this filing.

Marketing and Advertising Costs

Marketing and advertising costs are expensed during the period incurred and included in student housing and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Marketing and advertising expenses were $0.8 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2014, respectively.

Derivative Instruments and Hedging Activities

Campus Crest enters into interest rate cap agreements to manage floating interest rate exposure with respect to amounts borrowed, or forecasted to be borrowed, under credit facilities. These contracts effectively limit the amount of interest the Company needs to pay should interest rates exceed contracted levels. The Company had two interest rate caps as of September 30, 2015.

All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In situations in which hedge accounting is not initially designated, or is discontinued and a derivative remains outstanding, gains and losses related to changes in the fair value of the derivative instrument are recorded in current period earnings as a component of other income (expense) line item on the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2015 and December 31, 2014, the fair value of derivative contracts was insignificant.

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, guarantees and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

When the Company believes that (i) the borrower’s assets collateralizing debt in which we guarantee is insufficient to cover the maximum potential amount in which we guarantee or (ii) it is probable that we will be required to perform under a guarantee, the estimated fair value of the amount that could be required to fund is recorded as a liability and is included in other liabilities in the accompanying consolidated balance sheets.

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

Foreign Currency

Transactions denominated in foreign currencies are recorded in local currency at actual exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet dates are reported at the rates of exchange prevailing at those dates. Any gains or losses arising on monetary assets and liabilities from a change in exchange rates subsequent to the date of the transaction have been included in discontinued operations, if resulting from operations within the Company’s development or construction service company, or other income (expense) in the accompanying consolidated statements of operations and comprehensive income (loss). As of September 30, 2015 and December 31, 2014, the Company had foreign currency exposure to the Canadian dollar. The aggregate transaction gains and losses included in the accompanying consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 were not significant.

The financial statements of certain equity method investees and certain foreign subsidiaries are translated from their respective functional currencies into U.S. dollars using current and historical exchange rates. Translation adjustments resulting from this process are reported separately and included as a component of accumulated other comprehensive income (loss) in stockholders' equity in the accompanying consolidated balance sheets. Upon classification as held for sale, sale or liquidation of the Company’s investments, the translation adjustment would be reported as part of the gain or loss on classification, sale or liquidation. During the three and nine months ended September 30, 2015, the Company recognized a foreign currency translation loss of $0.7 million and $1.3 million, respectively, and a foreign currency translation loss of approximately $1.6 million and $1.4 million for the three and nine months ended September 30, 2014, respectively, related to its investment in CSH Montreal, LP (“CSH Montreal”). Foreign currency translation loss is included in accumulated other comprehensive loss on the accompanying consolidated balance sheets and in comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss).

Insurance Recoveries

Insurance recoveries are amounts due or received under the Company’s applicable insurance policies for asset damage, remediation work and business interruption relating to a flood at The Grove at San Marcos, Texas during June 2015, the previously disclosed fire at The Grove at Pullman, Washington and to the damage at The Grove at Wichita, Kansas, and The Grove at Wichita Falls, Texas. Business interruption recovery is recorded when realized and included as a reduction within student housing operations expenses within the consolidated statements of operations and comprehensive income (loss). The Company recognized $0.1 million of business interruption during the nine months ended September 30, 2015 and did not recognize any business interruption during the quarter ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company recognized $0.5 million and $1.1 million, respectively, of business interruption. As of September 30, 2015 and December 31, 2014, the Company had a receivable for property damage or remediation work of $0.3 million and $5.5 million, respectively.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)", which amends the consolidation requirements in ASC 810, “Consolidation”. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company plans to adopt ASU 2015-02 as of January 1, 2016 and is currently evaluating the provisions of this guidance, of which the impact is not known.

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30)", which simplifies the presentation of debt issuance costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with retrospective application required. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company plans to adopt ASU 2015-03 as of January 1, 2016 and is currently evaluating the provisions of this guidance, of which the impact is not known.

In May 2014, the FASB issued ASU 2014-09 "Revenue From Contracts With Customers" which provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or modified approach upon adoption. The Company is currently evaluating the provisions of this guidance, of which the impact is not known.

3. Student Housing Properties

The following is a summary of the Company’s student housing properties, net for the periods presented (in thousands):

	September 30,	December 31,
	2015	2014

Land	$120,244	$76,043
Buildings and improvements	1,354,750	781,739
Furniture, fixtures and equipment	106,518	78,180
	1,581,512	935,962

Less: accumulated depreciation	(163,748)	(128,121)
	$1,417,764	$807,841

On August 7, 2015, the Company acquired the remaining 90% ownership interest in The Grove at Fayetteville, one of its joint venture properties, thereby increasing its student housing properties. See Note 6 for additional information.

During the nine months ended September 30, 2015, the Company exercised its option to acquire the remaining interests in 30 Copper Beech properties. See Note 6 for additional information related to the Copper Beech acquisition.

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

4. Strategic Repositioning Initiatives

The Company continues to execute its strategic repositioning which includes simplifying the business model by discontinuing construction and development, reducing the number of joint ventures and disposing of land which was previously held for future development. In addition, as part of the review of strategic alternatives, on October 16, 2015, the Company entered into a definitive merger agreement with affiliates of HSRE pursuant to which HSRE will acquire all issued and outstanding shares of common stock of Campus Crest. See Note 1 and 18 for additional information.

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

On March 31, 2015, the Company sold its interest in the following joint venture properties: The Grove at Lawrence, Kansas and The Grove at Conway, Arkansas (see Note 7). These joint ventures were included in the Grove and evo® Operations segment.

On August 7, 2015, the Company completed the purchase of HSRE’s interest in The Grove at Fayetteville, Arkansas for which the Company paid $1.0 million and concurrent with the purchase transaction, the mortgage was refinanced, which required a $5.0 million principal reduction, which was funded by the Company. See Note 6 for additional information. On August 7, 2015, the Company also completed the sale of its interest in The Grove at Norman, Oklahoma to HSRE for $1.6 million plus reimbursement by HSRE of $0.5 million of a mortgage principal paydown that was made earlier in 2015. Concurrent with the Norman transaction, the mortgage was refinanced which extinguished the Company’s guarantee obligation related to that loan (see Note 7).

During September of 2015, the Company sold its interest in the following joint venture properties: The Grove at Laramie, Wyoming and The Grove at San Angelo, Texas. See Note 7 for additional information.

On October 30, 2015, the Company completed the sale of its ownership interests in CSH Montreal and the termination of all service agreements with affiliates of the two evo® Montreal properties. See Note 18 for additional information.

The Company also terminated the employment of certain employees and eliminated positions. In connection with these terminations, the Company recognized severance expense of zero and $0.6 million during the three and nine months ended September 30, 2015, respectively, which is included in operating expenses in the consolidated statements of operations and comprehensive income (loss). Severance expense included zero and $0.4 million for the acceleration of the vesting conditions of restricted shares for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, there was $1.9 million of accrued severance included in accounts payable and accrued expenses in the consolidated balance sheet of which $0.4 million and $1.4 million is expected to be paid in the remainder of 2015 and 2016, respectively. Changes to the severance accrual during the nine months ended September 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$5,743
New charges	184
Cash payments	(4,076)
Balance at September 30, 2015	$1,851

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

	September 30, 2015	December 31, 2014
Deferred tax assets:
Solar investment tax credit	$2,116	$2,116
Net operating losses	4,701	2,284
Other	20	22
Less: valuation allowance	(6,185)	(4,002)
Total deferred tax assets	652	420
Deferred tax liabilities:
Depreciation and amortization	(652)	(420)
Total deferred tax liabilities	(652)	(420)
Net deferred tax assets	$-	$-

Due to the Company’s decision to discontinue construction and development operations, it believes it is more likely than not that the Company will not realize the value of its deferred tax assets, net of valuation allowance. For the nine months ended September 30, 2015, the valuation allowance increased by $2.0 million, due to the losses incurred during 2014 for the Company’s development business which was discontinued during the quarter ended September 30, 2014. Based on the Company’s projections of future results of the TRS, the Company believes that it will not be able to utilize the net operating loss carryforwards, and, accordingly, have provided a valuation allowance.

As of September 30, 2015 the Company is not under an income tax examination by the Internal Revenue Service (“IRS”) or by any state or local taxing authority. The Company is no longer subject to income tax examinations by the IRS for tax years before 2011 or by state or local income tax authorities for the tax years before 2010. The Company had no unrecognized tax benefits as of September 30, 2015 and December 31, 2014. Because no material unrecognized tax benefits have been recorded, no related interest or penalties have been calculated.

6. Business Acquisitions

Copper Beech Acquisition

On February 26, 2013, the Company and subsidiaries of the Operating Partnership entered into a purchase and sale agreement (the “Initial Purchase Agreement”) with the then members of Copper Beech Townhome Communities, LLC (“CBTC”) and Copper Beech Townhome Communities (PA), LLC (“CBTC PA” and, together with CBTC, “Copper Beech”) (such former members of CBTC and CBTC PA, collectively, the “Sellers”). Pursuant to the terms of the Initial Purchase Agreement, the Company initially acquired a 48% interest in a portfolio of 35 student housing properties and 3 other entities (the “Copper Beech Portfolio”), for an initial purchase price of $230.6 million. The Initial Purchase Agreement provided the Company with options to acquire the remaining interests in the Copper Beech Portfolio over time. Subsequent to the Initial Purchase Agreement, the Company formed a VIE with the Sellers to develop, construct and manage the Copper Beech at Ames student housing property. The Company concluded that it was the primary beneficiary of Copper Beech at Ames as the Company funded all of the equity of the VIE, while holding only a 48% interest in the VIE.

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

Following the consummation of the First CB Closing, the Second CB Closing, and as of September 30, 2015, the Company held a 100% interest in Copper Beech at Ames and the following interests in the remaining Copper Beech Portfolio:

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

As the timing of the consideration paid and ownership interests acquired at each stage differed, for purposes of computing how much of the gain to recognize during the three and nine months ended September 30, 2015, the Company allocated the total consideration paid in the First CB Closing and the Second CB Closing, based on the relative provisional fair values of the assets acquired and liabilities assumed in the two closings. As a result, a gain of $26.8 million was recognized during the nine months ended September 30, 2015.

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed from the First and Second CB Closings:

Assets acquired:
Land	$45,003
Buildings	553,866
Furniture, fixtures and equipment	21,393
Intangibles	32,824
Other assets, including cash of $4,560	10,571
Total assets acquired	$663,657

Liabilities assumed:
Mortgage, construction loans and other debt	$300,706
Other liabilities	12,203
Total liabilities assumed	$312,909

Net assets acquired	$350,748

Since the First CB Closing and Second CB Closing, the 29 Copper Beech student housing properties that were acquired and consolidated contributed $37.8 million of revenues and $26.3 million of net loss for the nine months ended September 30, 2015 that are included in the accompanying consolidated statement of operations and comprehensive income (loss). These results include depreciation of $12.8 million and amortization of in-place intangible assets for the Copper Beech Portfolio of $28.8 million for the period from January 30, 2015 (date of First CB Closing) through September 30, 2015. In connection with the First CB Closing and Second CB Closing, the Company recognized $2.9 million of transaction costs for the nine months ended September 30, 2015.

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations and comprehensive income (loss) since the respective acquisition closing dates.  The following pro forma information for the nine months ended September 30, 2015 and 2014 presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented. Excluded from the pro forma results below are $2.9 million and $1.0 million of transaction costs for the nine months ended September 30, 2015 and 2014, respectively, and $26.8 million of gain on purchase of Copper Beech for the nine months ended September 30, 2015. Included in the pro forma results below for the three months ended September 30, 2015 and 2014 is $6.7 million and zero, respectively, of amortization expense of in-place intangible assets. Additionally, included in the pro forma results below for the nine months ended September 30, 2015 and 2014 is $28.3 million and $28.7 million, respectively, of amortization expense of in-place intangible assets.  The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	Three months	Nine months	Three months	Nine months
	Ended September 30, 2015	Ended September 30, 2015	Ended September 30, 2014	Ended September 30, 2014

Total revenues	$46,186	$142,029	$44,255	$124,038
Net loss	$(13,296)	$(49,813)	$(126,248)	$(150,458)
Net loss attributable to common shareholders	$(13,867)	$(45,898)	$(104,343)	$(129,958)

The initial accounting for the business combination is incomplete with respect to the values assigned to tangible and intangible assets acquired with liabilities assumed and OP Units issued as the Company did not have sufficient time to finalize these respective valuations and, accordingly, the amounts recognized in these consolidated financial statements are provisional.

On April 30, 2015, the Company entered into a purchase agreement with The Pennsylvania State University (the “Penn State Seller”) to purchase the remaining 15% interest in Copper Beech Klondike and its 16% interest in Copper Beech Northbrook for $4.6 million. The closing occurred on June 25, 2015, with $2.3 million being paid to the Penn State Seller and with the remaining balance of $2.3 million being paid on September 23, 2015. The transactions to purchase the remaining interests in these two properties were contemplated and structured as of the date of the First CB Closing. As of June 25, 2015, the Company owned 100% of both Copper Beech Klondike and Copper Beech Northbrook. As the purchase price of $4.6 million for these interests was known prior to the issuance of the consolidated financial statements for the three months ended March 31, 2015, the Company used $4.6 million as the estimated amount of the non-controlling interest for these two properties, which were consolidated as part of the First CB Closing. As a result, the Company did not recognize any gain during the three months ended June 30, 2015 as part of this transaction. In addition, there were not any significant costs incurred in connection with this transaction.

During the quarter ended September 30, 2015, the Company reached agreement with the CB Investors on all disputed matters which were not specifically addressed by the Initial Purchase Agreement, as amended, which resulted in the gain on the purchase of Copper Beech being reduced by $1.2 million.

Acquisition of The Grove at Fayetteville, Arkansas

On August 7, 2015, the Company acquired HSRE’s 90% ownership interest in The Grove at Fayetteville, Arkansas in which the Company previously held a 10% ownership interest for $1.0 million. Prior to the acquisition, the Company accounted for its ownership interest in the property under the equity method. In connection with evaluating the Company’s investment in HSRE V for impairment as of December 31, 2014, the Company recognized a loss of $7.2 million for the other-than-temporary decline in value of its previously held equity interest in the property. The gain recognized from the acquisition in The Grove at Fayetteville was $6.4 million during the three months ended September 30, 2015. Subsequent to the Company’s acquisition of HSRE’s 90% interest, the Company consolidated the balance sheet and results of operations of The Grove at Fayetteville, Arkansas. For the period from August 7, 2015 (date of acquisition) through September 30, 2015, this property contributed $0.4 million in revenue and $0.6 million in student housing operating expenses, depreciation and interest expense.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed from the acquisition of The Grove at Fayetteville, Arkansas.

Assets acquired:
Land	$1,008
Buildings	17,759
Furniture, fixtures and equipment	1,253
Intangibles	754
Other assets, including cash of $382	820
Total assets acquired	$21,594

Liabilities assumed:
Mortgage, construction loans and other debt	$14,500
Other liabilities	698
Total liabilities assumed	$15,198

Net assets acquired	$6,396

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

Below is a summary of the consolidated balance sheets for the construction and development operations as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014

Cash	$93	$1,118
Other assets	14	634
Costs and earnings in excess of construction billings		3,887
Total assets	107	5,639

Accounts payable and accrued expenses	65	4,711
Construction billings in excess of cost and earnings	-	481
Total liabilities	65	5,192
Total net assets	$42	$447

Below is a summary of the results of operations for the construction and development operations for all periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$-	$5,589	$-	$23,217
Construction and development service expense	-	(8,225)	(1,157)	(23,538)
Severance	-	(2,870)	-	(2,870)
Income (loss) from discontinued operations	$-	$(5,506)	$(1,157)	$(3,191)

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

On March 31, 2015, the Company sold its 63.9% interest in the joint venture properties, The Grove at Conway, Arkansas and The Grove at Lawrence, Kansas for net sale proceeds of $1.3 million. The Company recorded a receivable for the $1.3 million in net sale proceeds and subsequently received the proceeds on April 1, 2015. During 2014, the Company’s investment had been reduced to below zero as the Company had recorded an obligation of $3.3 million in connection with guarantees of debt of these two properties. As a result, a gain of $4.6 million was recognized on this transaction during the three months ended March 31, 2015. This gain is included in gain on sale of land and unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income (loss). The Company had no continuing involvement with these properties, including providing debt guarantees, after March 31, 2015.

On August 7, 2015, the Company sold its 20% interest in the joint venture property, The Grove at Norman, Oklahoma for net proceeds of $2.2 million. As a result, a gain of $1.4 million was recognized and included in gain on sale of land and unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2015.

On September 2, 2015 the Company sold its 10% interest in the joint venture property, The Grove at Laramie, Wyoming for net sale proceeds of $0.5 million. During 2014, the Company’s investment had been reduced to below zero as the Company had recorded an obligation of $0.5 million in connection with guarantees of debt of this property. As a result, a loss of $(0.1) million was recognized on this transaction. This loss is included in gain on sale of land and unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2015.

On September 10, 2015, the Company sold its 63.9% interest in the joint venture property, The Grove at San Angelo, Texas for net sale proceeds of $3.7 million. As a result, a gain of $0.1 million was recognized and included in gain on sale of land and unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2015.

8. Investment in Unconsolidated Entities

The Company has investments in real estate ventures with HSRE, the former members of Copper Beech Townhome Communities, LLC ("CBTC") and Copper Beech Townhome Communities (PA), LLC (“CBTC PA,” together with CBTC, “Copper Beech”) (the “CB Investors”), Brandywine and Beaumont that the Company does not consolidate. These joint ventures are engaged primarily in owning and managing student housing properties. Both the Company and its joint venture partners hold joint approval rights for major decisions, including those regarding property acquisitions and dispositions as well as property operation. As such, the Company has significant influence but not control in these joint ventures and accounts for them under the equity method of accounting.

 The Company acts as the operating member and day-to-day manager for most of its investments with HSRE, Brandywine and Beaumont and earns fees for property management services. Additionally, for the nine months ended September 30, 2014, the Company provided development and construction services to the ventures with HSRE, Brandywine, Copper Beech and Beaumont and recognized fees as the services were performed. The fees related to development and construction services are included in "Loss from discontinued operations" in the accompanying consolidated statements of operations and comprehensive income (loss). No development and construction services were provided during the nine months ended September 30, 2015.

In January 2014, CSH Montreal LP (“CSH Montreal”), the Company’s joint venture with Beaumont, formed HIM Holdings LP (“HIM Holdings”) to facilitate the acquisition of the Holiday Inn Midtown in Montréal, Québec for CAD 65 million ($48.5 million at the September 30, 2015 exchange rate). In connection with the acquisition of the Holiday Inn property, the Company increased its ownership interest from 20.0% to 47.0% in CSH Montreal, the joint venture that ultimately owns the Holiday Inn Midtown. In January 2014, with the acquisition of the Holiday Inn Midtown property, the Company provided CAD 16.0 million ($11.9 million at the September 30, 2015 exchange rate) of preferred bridge equity financing to CSH Montreal to be repaid on or before September 2, 2014. As of September 2, 2014, the Company’s preferred equity had not been repaid in full and as a result the Company is now entitled to 60.5% of all cash distributions related to earnings from CSH Montreal, with Beaumont and its partners being entitled to the remaining 39.5%. The Company retains its common ownership interest of 47.0% in CSH Montreal and recognizes 47.0% in all losses from CSH Montreal with Beaumont and its partners recognizing the remaining 53.0%. The Company’s maximum exposure to loss is its investment in CSH Montreal and the amount, if any, that could be due under its debt guarantee described in Note 17. While the Company is not obligated to provide additional capital to CSH Montreal, the Company may fund operating commitments up to its 47.0% common ownership in the partnership. On September 1, 2015, the Company funded CAD 1.4 million ($1.0 million at the September 30, 2015 exchange rate) which was its proportionate share of a capital call, the proceeds of which were used to pay the interest on the construction loan as well as other operating expenses. On October 30, 2015, the Company completed the sale of its ownership interests in CSH Montreal and the termination of all service agreements with affiliates of the two evo® Montreal properties. See Note 4 and 18 for additional information.

In conjunction with the Holiday Inn Midtown acquisition, CSH Montreal entered into a CAD 112.0 million ($83.5 million at the September 30, 2015 exchange rate) acquisition and development credit facility to help fund the conversion of both hotels into upscale student housing towers. As described in Note 18, the sale of the Company’s ownership interests in CSH Montreal, completed October 30, 2015, releases it from the guarantee and indemnity obligations related to this credit facility, which was paid off at closing.

In January 2014, the Company amended and restated the HSRE-Campus Crest I, LLC operating agreement, which had the effect of exchanging its preferred interests in The Grove at San Angelo, Texas, and The Grove at Conway, Arkansas, for additional membership interests in HSRE-Campus Crest I, LLC, effectively increasing the Company’s equity investment in the joint venture to 63.9% from 49.9%. HSRE-Campus Crest I, LLC owns The Grove at San Angelo, Texas, and previously owned The Grove at Lawrence, Kansas, and The Grove at Conway, Arkansas. On March 31, 2015, The Grove at Lawrence, Kansas and The Grove at Conway, Arkansas were sold to third parties. On September 10, 2015, The Grove at San Angelo, Texas was also sold to a third party. See Note 7 for additional information related to these sales.

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

On August 7, 2015, the Company sold its 20% ownership interest in The Grove at Norman, Oklahoma and acquired the remaining 90% ownership interest in The Grove at Fayetteville, Arkansas. On September 2, 2015, the Company sold its 10% ownership interest in The Grove at Laramie, Wyoming. See Notes 6 and 7 for additional information.

The Company is the guarantor of the construction and mortgage debt or credit facilities of its joint ventures with HSRE, Brandywine and Beaumont (see Note 17). Details of the Company’s unconsolidated investments at September 30, 2015 are presented in the following table (dollars in thousands):

					Debt
							Weighted
			Number of				Average
	Our	Year	Properties In	Total	Amount		Interest
Unconsolidated Entities	Ownership	Founded	Operation	Investment	Outstanding		Rate		Maturity Date / Range
HSRE-Campus Crest VI, LLC	20.0%	2012	2	6,178	35,836	(3)	2.34	%(1)	12/19/2015 – 9/30/2016
HSRE-Campus Crest IX, LLC	30.0%	2013	1	19,196	96,158	(3)	2.39	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%	2013	2	7,512	45,031	(3)	2.38	%(1)	9/06/2016 – 9/30/2018
CB Portfolio	48.0%	2013	5	45,249	159,686	(3)	5.05	%(2)	6/06/2016 – 10/01/2020
CSH Montreal	47.0%	2013	2	3,717	81,886	(3)	5.48	%(1)	1/13/2016
Total unconsolidated entities			12	$81,852	$418,597		4.00%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	The amount outstanding for debt represents 100% of the debt outstanding at each of the respective joint ventures in which the Company has varying ownership percentages. See Note 17 for a discussion of amounts of the outstanding debt in which the Company guarantees on behalf of certain of these joint ventures.

The following is a summary of the combined financial position of the Company’s unconsolidated entities with HSRE, Brandywine and Beaumont in their entirety, not only the Company’s interest in the entities, for the periods presented (in thousands):

	September 30,	December 31,
	2015	2014
Assets
Student housing properties, net	$397,751	$437,108
Development in process	-	7,429
Other assets	10,777	12,947
Total assets	$408,528	$457,484

Liabilities and Equity
Mortgage and construction loans	$258,013	$354,759
Other liabilities	13,624	29,364
Owners' equity	136,891	73,361
Total liabilities and owners' equity	$408,528	$457,484

Company's share of historical owners' equity	$44,639	$30,481
Preferred investment(1)	7,322	7,322
Net difference in carrying value of investment versus net book value of underlying net assets(2)	(15,358)	3,219
Carrying value of investment in HSRE and other non-Copper Beech entities	$36,603	$41,022

(1)	As of September 30, 2015, the Company had Class B membership interests in The Grove at Indiana, Pennsylvania, The Grove at Greensboro, North Carolina, and The Grove at Louisville, Kentucky, of $2.7 million, $2.7 million and $1.9 million, respectively, entitling the Company to a 9.0% return on its investment upon the respective property being operational.
(2)	This amount represents the aggregate difference between the Company’s carrying amount and its underlying equity in the net assets of its investments, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the other than temporary impairments recorded during 2014, the difference between the allocated value to acquired entity interests and the venture’s basis in those interests, the capitalization of additional investment in the unconsolidated entities, and the elimination of service related revenue to the extent of the Company’s percentage ownership.

ASC 323 Investments – Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X requires that summarized financial information of material investments accounted for under the equity method be provided of the investee’s financial position and results of operations including assets, liabilities and results of operations under the investee’s historical cost basis of accounting. Notwithstanding the extensive efforts of the Company and Copper Beech to compile the necessary financial information, the Company has determined that the information needed for the preparation of historical financial statements of the Copper Beech Portfolio to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, the Company has elected to present financial information on its investment in Copper Beech on the Company’s cost basis for its investment as of September 30, 2015 and December 31, 2014 as it believes this information is reliable and relevant to the users of its financial statements. Further, although the Company acknowledges that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, it does not believe that the lack of the omitted disclosure, or the information of the financial position reflecting the cost basis of its investment provided results in a material omission or misstatement of the Company’s consolidated financial statements taken as a whole.

The following is a summary of the financial position of the Copper Beech entities at 100% basis for the 5 and 35 student housing properties in which the Company held a 48% interest as of September 30, 2015 and December 31, 2014, respectively (in thousands):

	September 30,	December 31,
	2015	2014
Assets
Student housing properties, net	$254,736	$906,614
Intangible assets	1,866	7,212
Other assets	4,423	14,293
Total assets	$261,025	$928,119

Liabilities and Equity
Mortgage and construction loans	$166,757	$476,985
Other liabilities	3,278	15,541
Owners' equity	90,990	435,593
Total liabilities and owners' equity	$261,025	$928,119

Company's share of historical owners' equity	$43,675	$199,281
Net difference in carrying value of investment versus net book value of underlying net assets(1)	1,574	19,437
Carrying value of investment in unconsolidated entity	$45,249	$218,718

(1)	This amount represents the aggregate difference between the historical cost basis and the basis reflected at the entity level, which is typically amortized over the life of the related asset. The basis differential occurs primarily due to the impairment recognized during the year ended December 31, 2014 in connection with not exercising the Copper Beech purchase option, offset by the capitalization of transaction costs incurred to acquire the Company's interests in the Copper Beech entities.

The following is a summary of the combined operating results for the Company’s unconsolidated entities with HSRE, Brandywine and Beaumont in their entirety, not only the Company’s interest in the entities. For the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, this summary includes results for 7 unconsolidated properties and 14 unconsolidated properties, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues	$1,474	$8,229	$19,977	$21,107
Expenses:
Operating expenses	2,500	5,691	15,259	12,886
Interest expense	1,360	2,089	7,508	4,329
Depreciation and amortization	1,474	2,037	9,200	5,902
Other (income) expense	(22)	24	43	70
Total expenses	5,312	9,841	32,010	23,187
Net loss	$(3,838)	$(1,612)	$(12,033)	$(2,080)

The following is a summary of the operating results for the Company’s unconsolidated Copper Beech entities in their entirety, not only the Company’s interest in the entities. For the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, this summary includes results for 5 unconsolidated properties and 28 unconsolidated properties, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenues
Expenses:	$6,978	$22,413	$19,781	$60,706
Operating expenses
Interest expense	2,845	9,310	7,241	23,881
Depreciation and amortization	2,210	3,708	6,337	9,660
Other (income) expense	1,161	8,131	3,329	27,767
Total expenses	(323)	395	(22)	1,021
Net income (loss)	5,893	21,544	16,885	62,329
	$1,085	$869	$2,896	$(1,623)

9. Debt

The following is a summary of the Company’s mortgage and construction notes payable, the Credit Facility (defined below), Exchangeable Senior Notes (defined below), and other debt (in thousands):

	September 30, 2015	December 31, 2014
Fixed-rate mortgage loans (1)	$435,220	$163,341
Variable-rate mortgage loans	16,420	16,613
Construction loans (1)	150,583	120,719
Total mortgage and construction loans	602,223	300,673

Line of credit (1)	263,500	217,500
Exchangeable senior notes	97,925	97,419
Other debt	8,289	2,827
Total lines of credit and other debt	369,714	317,746

Total debt	$971,937	$618,419

(1)	As stated in Note 6, on January 30, 2015, the Company and certain of its affiliates completed the acquisition of substantially all of the Sellers’ remaining interests in most of the Copper Beech properties. This acquisition represents $259.3 million of the increase in the fixed-rate mortgage loans, $34.0 million of the increase in the construction loans and $3.3 million of the increase in other debt related to Copper Beech letters of credit. During January 2015, the Company drew $46.0 million on its line of credit to fund the First CB Closing.

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

	Face Amount	Carrying Value at 9/30/2015	Carrying Value at 12/31/2014		Stated Interest Rate	Interest Rate at 9/30/2015	Maturity Date (1)	Amortization
Construction loans
The Grove at Grand Forks	$-	$-	$12,474		$-	-	-	-	(5)
The Grove at Slippery Rock	17,961	17,738	16,031		LIBOR + 215 BPS	2.34%	6/21/2016	Interest only
The Grove at Muncie	13,892	13,892	13,892		LIBOR + 225 BPS	2.44%	6/21/2016	Interest only
The Grove at Fort Collins	19,073	18,998	19,073		LIBOR + 190 BPS	2.09%	7/13/2016	Interest only
The Grove at Pullman	16,016	13,887	10,886		LIBOR + 220 BPS	2.39%	9/5/2016	Interest only
Statesboro, GA Phase II	9,226	9,226	-	(3)	LIBOR + 250 BPS	2.69%	11/1/2016	30 years	(4)
CMU Phase II—Mount Pleasant, MI	9,072	9,072	-	(3)	LIBOR + 250 BPS	2.69%	2/1/2017	30 years	(4)
Auburn, AL	15,750	15,750	-	(3)	LIBOR + 200 BPS	2.19%	2/6/2017	Interest only
The Grove at Gainesville	30,069	25,592	22,836		LIBOR + 215 BPS	2.34%	3/13/2017	Interest only
Copper Beech at Ames	23,551	22,051	21,170		LIBOR + 225 BPS	2.44%	5/2/2017	Interest only
Toledo Vivo	9,404	4,377	4,357		LIBOR + 215 BPS	2.34%	11/25/2017	Interest only
Mortgage loans
IUP Phase II - Indiana	5,854	5,855	-	(3)	5.90%	5.90%	10/1/2015	30 years	(7)
CMU Phase I - Mount Pleasant, MI	17,911	17,913	-	(3)	5.47%	5.47%	12/1/2015	30 years	(2)
Copper Beech I - State College	4,919	4,994	-	(3)	5.61%	5.61%	2/11/2016	30 years	(2)
IUP Buy - Indiana	2,307	2,376	-	(3)	5.45%	5.45%	6/6/2016	30 years	(2)
San Marcos, TX Phase I	32,718	33,697	-	(3)	5.45%	5.45%	6/6/2016	30 years	(2)
Fresno, CA	15,000	15,000	-	(5)	2.00%	2.19%	9/5/2016	30 years	(2)
The Grove at Milledgeville	15,477	15,477	15,640		6.12%	6.12%	10/1/2016	30 years	(2)
Bloomington	10,354	8,815	-	(3)	6.22%	6.22%	10/1/2016	30 years	(2)
Allendale Phase I	22,616	23,502	-	(3)	5.98%	5.98%	10/1/2016	30 years	(2)
Columbia, MO	23,373	24,347	-	(3)	6.22%	6.22%	10/1/2016	30 years	(2)
The Grove at Carrollton and The Grove at Las Cruces	28,376	28,376	28,674		6.13%	6.13%	10/11/2016	30 years	(2)
Radford	11,807	12,310	-	(3)	5.99%	5.99%	11/6/2016	30 years	(2)
The Grove at Denton	17,167	16,420	16,613		2.15%	2.34%	3/1/2017	30 years	(2)
The Grove at Asheville	14,166	14,166	14,304		5.77%	5.77%	4/11/2017	30 years	(2)
IUP Phase I - Indiana	6,500	6,500	-	(3)	2.15%	2.15%	6/2/2017	Interest only
Allendale Phase II	11,485	12,329	-	(3)	6.27%	6.27%	9/6/2017	30 years	(2)
Columbia, SC Phase I	35,661	38,119	-	(3)	6.27%	6.27%	9/6/2017	30 years	(2)
Statesboro, GA Phase I	29,862	31,766	-	(3)	5.81%	5.81%	10/6/2017	30 years	(2)
The Grove at Fayetteville, AR	14,500	14,500	-	(6)	5.45%	5.64%	9/1/2018	Interest only
The Grove at Ellensburg	15,669	15,669	15,845		5.10%	5.10%	9/1/2018	30 years	(2)
The Grove at Nacogdoches	16,666	16,666	16,857		5.01%	5.01%	9/1/2018	30 years	(2)
The Grove at Greeley	14,753	14,753	14,945		4.29%	4.29%	10/1/2018	30 years	(2)
Copper Beech II - State College	8,353	9,265	-	(3)	5.97%	5.97%	8/1/2019	30 years	(2)
Columbia, SC Phase II	5,837	6,498	-	(3)	5.41%	5.41%	8/1/2020	30 years	(2)
Oakwood - State College	5,502	6,022	-	(3)	4.99%	4.99%	10/1/2020	30 years	(2)
The Grove at Clarksville	16,028	16,028	16,238		4.03%	4.03%	7/1/2022	30 years	(2)
The Grove at Columbia	22,396	22,382	22,738		3.83%	3.83%	7/1/2022	30 years	(2)
The Grove at Statesboro	18,100	17,895	18,100		4.01%	4.01%	1/1/2023	30 years	(2)
		$602,223	$300,673

(1)	For the construction loans, the maturity date is the stated maturity date in the respective loan agreements, some of which can be extended for an additional one to two years, subject to the satisfaction of certain conditions, depending on the loan. For the loans that mature during 2015, see Note 18. The Company is also currently evaluating loans that mature within the next 12 months.
(2)	Loan requires monthly payments of principal and interest, plus certain reserve and escrows, until maturity when all principal is due.

(3)	As stated in Note 6, on January 30, 2015, the Company and certain of its affiliates completed the acquisition of substantially all of the Sellers’ remaining interests in 28 of the Copper Beech properties. Accordingly, these balances were not recognized by the Company as of December 31, 2014. As part of recording the mortgage loans from the First CB Closing at fair value, the outstanding amount, after giving effect for each loan’s respective provisional fair value adjustment, could result in an outstanding balance greater than the face amount of the mortgage loan. These fair value adjustments are amortized to interest expense over the term of the respective mortgage loans. As of April 30, 2015 (the "Second CB Closing"), the Company completed the acquisition of the Sellers’ interests in two of the properties in the Copper Beech Portfolio in which the Company previously held a 48% interest – Copper Beech San Marcos Phase 1 and Copper Beech IUP Buy (See Note 6).
(4)	Loan required interest only payments until the loan was extended in March of 2015. Thereafter, principal and interest, plus certain reserves, are payable monthly until maturity.
(5)	During the third quarter 2015, the Company acquired the Fresno, CA debt and used the proceeds of this debt to pay off the Grove at Grand Forks debt in full.
(6)	On August 7, 2015, the Company completed the purchase of HSRE’s interest in The Grove at Fayetteville.
(7)	The Company paid the IUP Phase II - Indiana loan in full on October 1, 2015.

Line of Credit

In January 2013, the Company entered into the second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement"), which provides for a $250.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and a $50.0 million term loan (the “Term Loan”, together with the “Revolving Credit Facility”, the “Amended Credit Facility”). Additionally, under certain circumstances, there is an accordion feature that allows the Company to request an increase in the total commitments of an additional $300.0 million to a total commitment of $600.0 million. The Second Amended and Restated Credit Facility will mature in January 2017 and contains a one-year extension option, subject to certain terms and conditions. Amounts outstanding under the Second Amended and Restated Credit Facility bear interest at a floating rate equal to, at the Company’s election, the Eurodollar Rate or the Base Rate (each as defined in the Amended Credit Facility) plus a spread. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At September 30, 2015, the interest rate was 2.70% on the Revolving Credit Facility borrowings and 2.65% on the Term Loan.

As of September 30, 2015, the Company had $213.5 million outstanding under the Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under the Revolving Credit Facility and Term Loan, as well as outstanding letters of credit of $2.1 million, will reduce the amount that the Company may be able to borrow under this facility for other purposes. At September 30, 2015, the Company had $36.5 million in borrowing capacity under the Revolving Credit Facility, although pursuant to a waiver dated August 28, 2015, the Company agreed not to request any additional borrowings under this facility. Amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which the Company may exercise at its option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for the Company to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of the Company’s properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.5, and (b) 50% of the aggregate of the lesser of (i) the book value of each of the Company’s development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of the Company’s development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

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

Exchangeable Senior Notes

The Company has outstanding $100.0 million of Exchangeable Senior Notes due 2018 (the “Exchangeable Senior Notes”) which bear interest at 5.53% per annum. Interest is payable on April 15 and October 15 of each year beginning April 15, 2014 until the maturity date of October 15, 2018. The Operating Partnership’s obligations under the Exchangeable Senior Notes are fully and unconditionally guaranteed by the Company. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the Operating Partnership. Although the Indenture dated as of October 9, 2013 (the “Indenture”), by and among the Operating Partnership, the Company, and U.S. Bank National Association (the “Trustee”) for the Exchangeable Senior Notes contains a cross-default provision, as of September 30, 2015, no event under any of the Company’s credit facilities has triggered that cross-default provision (see Note 18).

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

In connection with the issuance of the Exchangeable Senior Notes, the Company recorded $97.9 million within line of credit and other debt on the accompanying consolidated balance sheet, based on the fair value of the instrument at the time of issuance, and $2.1 million in additional paid-in-capital, net of offering costs, in the accompanying consolidated statements of changes in equity. Amortization related to the $2.1 million in additional paid in capital was $0.2 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively and $0.5 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

On May 21, 2015, the Operating Partnership delivered a precautionary notice (the “May 2015 Notice”) to the holders of its 4.75% Exchangeable Senior Notes, with a copy of such May 2015 Notice to the Trustee, pursuant to the Indenture. The May 2015 Notice provided that the Company anticipated it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 by June 2, 2015, which would result in a reporting event of default under the Indenture. The Notice further provided that, pursuant to Section 6.01(b) of the Indenture, the Operating Partnership elected that the sole remedy for the reporting event of default would consist exclusively of the right to receive additional interest on the Exchangeable Senior Notes at a rate equal to (i) 0.25% per annum of the outstanding principal amount of the Exchangeable Senior Notes for the first 90 days of the 180-day period in which such reporting event of default is continuing, beginning on, and including, the date on which such reporting event of default first occurs and (ii) 0.50% per annum of the outstanding principal amount of the Exchangeable Senior Notes for the last 90 days of such 180-day period as long as such reporting event of default is continuing, payable subject to and in accordance with the terms and conditions of the Indenture. However, such reporting event of default was cured within the 60-day cure period when the Company filed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 with the SEC on July 24, 2015.

On August 26, 2015, the Operating Partnership delivered another precautionary notice (the “August 2015 Notice”) to the holders of its Exchangeable Senior Notes, with a copy of such Notice to the Trustee, pursuant to the Indenture. The August 2015 Notice provided that the Company anticipated it would be unable to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 by September 1, 2015, which would result in a reporting event of default under the Indenture. The Notice provided for the same election of sole remedy under the Indenture as the May 2015 Notice. However, such reporting event of default was cured within the 60-day cure period when the Company filed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 with the SEC on September 29, 2015.

Other Debt

As stated in Note 6, on January 30, 2015, the Company, and certain of its affiliates, completed the acquisition of substantially all of the Sellers’ remaining interests in Copper Beech, which included $3.3 million for CB lines of credit as of September 30, 2015. The interest rate on these lines of credit range from 0.50% to 3.59% and the maturity dates on these lines of credit are between the dates of November 30, 2015 and July 1, 2017.

Schedule of Debt Maturities

Scheduled debt maturities for the remainder of 2015 and each of the four years subsequent to December 31, 2015 and thereafter, are as follows (in thousands):

2015	$27,780
2016	242,120
2017	441,340
2018	179,659
2019	9,962
Thereafter	63,902
Total outstanding debt	964,763

Convertible note discount	(2,075)
Copper Beech debt fair value adjustment	9,249
Outstanding as of September 30, 2015, net of discount and fair value adjustment	$971,937

The Copper Beech debt fair value adjustment relates to the difference between the carrying value and provisional fair value of the debt assumed by the Company on January 30, 2015 (see Note 6), net of amortization of $1.9 million and $4.2 million for the three and nine months ended September 30, 2015, respectively. Amortization of deferred financing costs was $0.8 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively and $2.3 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Although the Company is currently in compliance with the terms of its Second Amended and Restated Credit Agreement, the Company’s Board has determined, based on an evaluation by management of the Company’s ability to satisfy all financial covenants in the credit agreement for 2015, not to declare or pay dividends on its Common Stock or Series A Preferred Stock for the first, second or third quarter of 2015. In addition, the Board does not currently intend to declare or pay dividends on its Common Stock or Series A Preferred Stock for the fourth quarter of 2015. The Company is currently in discussions with the lenders under the Second Amended and Restated Credit Agreement to amend the financial covenant thresholds for the periods ended December 31, 2015 and March 31, 2016 to levels which the Company believes to be achievable based upon current projections.

10. Derivative Instruments and Hedging Activities

The Company used variable rate debt to finance the construction of student housing properties in 2014 and prior years. These debt obligations allow exposure to variability in cash flows due to fluctuations in interest rates. The Company utilizes derivative instruments (interest rate caps) to limit variability for a portion of the interest payments and to manage exposure to interest rate risk. The Company has two interest rate caps totaling a notional amount of $275.0 million. Both instruments have a strike rate of 2.5% with maturity dates of July 22, 2015 and January 22, 2016. As of September 30, 2015 and December 31, 2014, the fair value of derivative contracts was insignificant. The interest rate cap with a maturity date of July 22, 2015 and a notional amount of $100.0 million expired and was not renewed at that time.

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into earnings. The Company recorded an insignificant loss related to derivatives not designated in hedging relationships in earnings for both the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014.

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

As of September 30, 2015 and December 31, 2014, the Company’s financial assets and liabilities carried at fair value on a recurring basis consisted of interest rate caps. As of September 30, 2015 and December 31, 2014, the fair value of the Company’s interest rate caps, valued using level 2 inputs, was approximately zero.

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

Financial instruments consist primarily of cash, cash equivalents, restricted cash, student receivables, interest rate caps, accounts payable, mortgages, construction loans, Exchangeable Senior Notes, the line of credit and other debt. The carrying value of cash, cash equivalents, restricted cash, student receivables and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. The estimated fair value of the Company’s revolving line of credit approximates the outstanding balance due to the frequent market based re-pricing of the underlying variable rate index. The estimated fair values of the Company’s mortgages, construction loans and Exchangeable Senior Notes were determined by comparing current borrowing rates and risk spreads to the stated interest rates and risk spreads. The weighted average interest rate for all borrowings was 3.91% and 3.65% at September 30, 2015 and December 31, 2014, respectively.

The following is a summary of the fair value of the Company’s mortgages, construction loans payable, other debt and Exchangeable Senior Notes aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Estimated Fair Value
September 30, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value(1)
Fixed-rate mortgage loans	$-	$403,543	$-	$435,220
Variable-rate mortgage loans	-	16,312	-	16,420
Construction loans	-	149,999	-	150,583
Exchangeable Senior Notes	-	101,322	-	97,925
Other Debt	-	6,089	-	8,289

December 31, 2014
Fixed-rate mortgage loans	$-	$164,808	$-	$163,341
Variable-rate mortgage loans	-	16,467	-	16,613
Construction loans	-	119,952	-	120,719
Exchangeable Senior Notes	-	101,793	-	97,419
Other Debt	-	3,014	-	2,827

(1)	See Note 9 where total debt agrees to the face of the financial statements. This schedule will not agree to the financial statements because the $263.5 million line of credit is not measured at fair value.

All of the Company’s nonrecurring valuations were made in connection with property acquisitions in Note 6 and used significant unobservable inputs and, therefore, fall under Level 3 of the fair value hierarchy.

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on the accompanying consolidated balance sheet as of December 31, 2014 consist of joint venture investments related to HSRE I, HSRE V, HSRE VI and HSRE X (the “HSRE Investments”) and to the Company’s investment in CSH Montreal and land parcels that were written-down to their estimated fair value. Factors giving rise to the write downs or impairments, including results below expectations in original underwriting transactions and communication from the venture partner during the year ended December 31, 2014 about their desire to dispose of certain properties in the HSRE Investments in the near term, resulted in the Company’s determination that an other than temporary impairment existed. After the impairments were recorded, the carrying values of the Company’s HSRE Investments and investment in CSH Montreal were $15.1 million and $6.9 million, respectively. The Company engaged third-party specialists to assist with the Company’s valuation of certain of the underlying properties in the HSRE Investments. An income approach was used to determine the fair value of the Company’s HSRE Investments. Inputs and assumptions included in the determination of fair value included the Company’s expectation of projected net operating income to be earned ranging from $1.0 million to $2.6 million and capital expenditures to be incurred at the underlying properties and capitalization rates ranging between 5.9% and 8.5%. The capitalization rates were determined based on the marketability of each of the properties and the extent to which the operations of the property has stabilized. For the Company’s investment in CSH Montreal, the Company used a discounted cash flow valuation technique to estimate the fair value of the Company’s investment. The discounted cash flows take into consideration current occupancy levels with revenue per available bed increasing in conjunction with occupancies growing up to 92% over a four year period, an expected exit value based on a 7.25% capitalization rate, and a 9.25% discount rate. The discount rate includes the Company’s belief that the properties have not stabilized yet, given the occupancy levels of the properties owned by CSH Montreal during its first year of operations. These valuation techniques involve Level 3 inputs in the fair value hierarchy, and the Company believes that the highest and best use of these properties continues to be for student housing. There were no additional impairments to these assets during the three and nine months ended September 30, 2015. There were no assets or liabilities with fair value measurements on a nonrecurring basis as of September 30, 2015.

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

During the nine months ended September 30, 2015 and prior to the date of this filing, certain assets included in the table above were sold. See Notes 7, 8 and 18 for additional detail. See Notes 7 and 17 for additional information on the fair value of the guarantees.

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

Computations of basic and diluted income (loss) per share for the periods presented are as follows (in thousands, except per share data):

	Three Months Ended
	September 30, 2015			September 30, 2014
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Loss from continuing operations	$(14,093)			$(122,188)
Preferred stock dividends	(3,050)			(3,050)
Loss from continuing operations attributable to noncontrolling interests	(2,451)			(731)
Loss from continuing operations attributable to common stockholders	(14,692)			(124,507)

Loss from discontinued operations	-			(5,506)
Loss from discontinued operations attributable to noncontrolling interests	-			(39)
Loss from discontinued operations attributable to common stockholders	-			(5,467)

Basic and diluted earnings per share:
Loss from continuing operations attributable to common stockholders	(14,692)	64,762	$(0.23)	(124,507)	64,770	$(1.92)
Loss from discontinued operations attributable to common stockholders	-	64,762	-	(5,467)	64,770	(0.09)
Net loss attributable to common stockholders	(14,692)	64,762	$(0.23)	(129,974)	64,770	$(2.01)

Effect of Dilutive Securities
Interest expense on exchangeable debt	1,356
Incremental shares from assumed conversion (1)		18,797			434
Diluted:	(13,336)	83,559		(129,974)	65,204

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Loss from continuing operations	$(19,303)			$(123,846)
Preferred stock dividends	(9,150)			(9,150)
Loss from continuing operations attributable to noncontrolling interests	(8,617)			(751)
Loss from continuing operations attributable to common stockholders	(19,836)			(132,245)

Loss from discontinued operations	(1,157)			(3,191)
Loss from discontinued operations attributable to noncontrolling interests	9			(22)
Loss from discontinued operations attributable to common stockholders	(1,166)			(3,169)

Basic and diluted earnings per share:
Loss from continuing operations attributable to common stockholders	(19,836)	64,746	$(0.30)	(132,245)	64,650	$(2.04)
Loss from discontinued operations attributable to common stockholders	(1,166)	64,746	(0.02)	(3,169)	64,650	(0.05)
Net loss attributable to common stockholders	(21,002)	64,746	$(0.32)	(135,414)	64,650	$(2.09)

Effect of Dilutive Securities
Interest expense on exchangeable debt	4,069
Incremental shares from assumed conversion (1)		18,797			434
Diluted:	(16,933)	83,543		(135,414)	65,084

(1)	The effect of the inclusion of all potentially dilutive securities for the three and nine months ended September 30, 2015 would be anti-dilutive when computing diluted earnings per share. Therefore, the computation of both basic and diluted earnings per share is the same. For the three and nine months ended September 30, 2015 and 2014, shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the computation of diluted earnings per share based on the “if-converted” method.

13. Equity

Preferred Stock

The Company’s 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) ranks senior to the Company’s common stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs. Cumulative dividends on the Series A Preferred Stock are payable from the date of original issue at a rate of 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). Dividends on the Series A Preferred Stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year; however, the Company’s Board determined not to declare or pay dividends on its Series A Preferred Stock for the first, second, or third quarters of 2015 and does not currently intend to declare or pay dividends on its Series A Preferred Stock for the remainder of 2015 unless the Company experiences sufficient improvement in its operating results, including successfully completing the sale of certain assets and enhancing the Company’s liquidity position by raising additional capital and/or refinancing its existing credit facilities.

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

As of September 30, 2015, there were 77.6 million common shares and OP Units outstanding, of which 64.8 million, or 83.5%, were owned by the Company and 12.8 million, or 16.5%, were owned by other partners. As of September 30, 2015, the fair market value of the OP Units not owned by the Company was approximately $68.1 million, based on a market value of $5.32 per unit, which was the closing price per share of the Company’s common stock on the New York Stock Exchange on September 30, 2015.

The following is a summary of changes in the shares of the Company’s common stock for the periods shown (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Common shares at beginning of period	64,742	64,502
Issuance of common shares	239	-
Issuance of restricted shares	63	357
Forfeiture of restricted shares	(288)	(80)
Common shares at end of period	64,756	64,779

The following is a summary of changes in the number of OP Units not owned by the Company for the periods shown (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2015	2014
OP Units at beginning of period	401	434
Issuance of OP Units	12,408	-
OP Units at end of period	12,809	434

Dividends and Distributions

During the first quarter of 2015, the Company’s Board of Directors determined, based on an evaluation by management of the Company’s ability to satisfy all financial covenants in the credit agreement for the next four quarters, not to declare or pay dividends on its Common Stock or Series A Preferred Stock for the first quarter of 2015. The Company’s Board of Directors made the same determination for the second and third quarters of 2015, and does not currently intend to declare or pay dividends on its Common Stock or Series A Preferred Stock for the remainder of 2015 unless the Company experiences sufficient improvement in its operating results, including enhancing its liquidity position by raising additional capital and/or refinancing its existing credit facility. As these dividends were not declared at September 30, 2015, the Company has not accrued them but has included the preferred stock dividends in the calculation of net income (loss) attributable to common shareholders in the accompanying statement of operations and comprehensive income (loss).

14. Incentive Plans

The Company has adopted the Amended and Restated Equity Incentive Compensation Plan (the “Incentive Plan”) which permits the grant of incentive awards to executive officers, employees, consultants and non-employee directors. The aggregate number of awards approved under the Incentive Plan is 6.5 million. Total shares available for issuance under the Incentive Plan were 5.0 million and 5.1 million as of September 30, 2015 and December 31, 2014, respectively.

Restricted Stock Awards

Awards to executive officers and employees vest over a three year period and are subject to restriction based upon employment in good standing with the Company. Awards to non-employee directors vest over a three or five year period and are subject to restriction based upon continued service on the Board of Directors.

At September 30, 2015, total unrecognized compensation cost related to restricted stock awards was $0.6 million and is expected to be recognized over a remaining weighted average period of 1.4 years.

During the three months ended September 30, 2015, the Company recognized stock compensation of approximately $0.3 million (net of immaterial vesting forfeitures). During the three months ended September 30, 2014, the Company recognized stock compensation expense of approximately $0.9 million (net of immaterial forfeitures) and capitalized stock compensation expense of approximately $0.5 million.

During the nine months ended September 30, 2015, the Company recognized stock compensation of approximately $1.9 million (net of immaterial vesting forfeitures), of which $0.4 million was related to the First CB Closing and is included in the transaction costs on the consolidated statement of operations and comprehensive income (loss). During the nine months ended September 30, 2014, the Company recognized stock compensation expense of approximately $1.4 million (net of vesting forfeitures of approximately $0.2 million) and capitalized stock compensation expense of approximately $1.3 million.

The following is a summary of the Company’s plan activity for the periods shown (in thousands, except weighted average grant price):

	Restricted Stock	Weighted Average Grant Price
Unvested shares at December 31, 2014	288	$11.28
Granted	56	6.18
Vested	(152)	7.75
Forfeited	(68)	7.78
Unvested shares at September 30, 2015	124	7.72

15. Related Party Transactions

The Company leases aircraft from entities in which two of its former executive officers have an ownership interest. For the three and nine months ended September 30, 2015, the Company incurred lease payments related to these entities of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2014, the Company incurred travel costs payable to these entities of an immaterial amount. In addition to the minimum lease payments, the Company incurred related operating expenses in connection with the operation of the aircraft. For the three months ended September 30, 2015 and 2014, the Company incurred operating costs of $0.2 million and $0.7 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company incurred operating costs, exclusive of the lease expenses of $0.6 million and $1.8 million, respectively. During June 2015, the Company terminated the employment of the three pilots and one mechanic, incurring a severance obligation of $0.1 million, all of which was paid during the third quarter of 2015. Commensurate with its intention to no longer use the aircraft, the Company modified the insurance policies to cover ground risk and maintenance flights only. The Company is in active discussions to terminate the leases.

The Company is party to an agreement with an initial term of five years with a subsidiary of an entity affiliated with one of the Company’s directors pursuant to which it offers its tenants a program of insurance services and products. Pursuant to the agreement, the Company received an upfront payment of $0.1 million and will receive fees for each tenant it referred that enrolls in the program. Additionally, the Company remits fees paid by the tenant for insurance services and products to the entity affiliated with its Executive Chairman. The Company is not the insurer for such insurance services and products sold. The Company remitted $0.2 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively and $0.9 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company is party to an arrangement with an entity, CB Townhome Communities, LLP (“CBTC, LLP”), in which Dr. John R. McWhirter, has an ownership interest. The Company has agreed to nominate Dr. McWhirter to the Company’s board of directors at the next annual shareholders meeting. Historically, the Copper Beech properties have paid CBTC, LLP for the use of a plane owned by another entity in which Dr. McWhirter has an ownership interest, Blackberry Aviation, LLC (“Blackberry”). CBTC, LLP operates the plane which is owned by Blackberry and, based upon estimated expenses to operate the plane (including pilots, fuel, storage, debt service, taxes, and other related operating expenses) determines a cost per flight hour for the upcoming fiscal year. The Copper Beech properties collectively purchase a certain number of hours of flight time and allocate the aggregate cost to the Copper Beech properties based upon the number of beds at each property relative to the total number of beds in the Copper Beech Portfolio. The fiscal year for this arrangement runs from August 1 through July 31 and for year beginning August 1, 2014, the Copper Beech entities agreed to purchase 70 flight hours with a cost of $0.4 million which will be incurred ratably throughout the year. During the three months ended September 30, 2015, the Company notified Dr. McWhirter that it does not intend to renew this relationship for the period beginning August 1, 2015 and accordingly, has not incurred any charges after July 2015.

In connection with the consummation of the acquisition of additional membership interests in the Copper Beech Portfolio, the Company and the Operating Partnership entered into a tax protection agreement with certain of the Sellers, including one or more entities in which Dr. McWhirter has an ownership interest. Pursuant to the tax protection agreement, unless the Company and the Operating Partnership indemnify the applicable Sellers for certain resulting tax liabilities, the Company and the Operating Partnership have agreed not to sell or otherwise to dispose of in a taxable exchange during the 7-year tax protection period, any of the seventeen protected properties set forth in the tax protection agreement. Further, the Company and the Operating Partnership also agreed to allocate to the Sellers, during the 7-year tax protection period, an aggregate amount of at least $100 million of debt of the Operating Partnership (which amount decreases ratably as the number of OP Units held by the Sellers decreases) without any requirement that any Seller guarantee or directly bear the risk for such indebtedness and, after the end of the 7-year period, to use commercially reasonable efforts to permit the Sellers to enter into guarantees of “qualifying” debt or agreements to return a portion of their deficit capital account so as to permit the Sellers to avoid certain adverse tax consequences. In connection with the acquisition of additional membership interests in the Copper Beech Portfolio, the Company also entered into a registration rights agreement with certain of the Sellers, including one or more entities in which Dr. John R. McWhirter has an ownership interest, pursuant to which the Company agreed to file a shelf registration statement no later than December 31, 2015, covering resales of shares of the Company’s common stock, issuable upon redemption of the OP Units issued to the Sellers as consideration for the acquisition. In addition, the Company agreed to use commercially reasonable efforts to have the registration statement declared effective as soon as practicable after filing and to keep the registration statement effective until such time as the Sellers no longer own any OP Units or shares of the Company’s common stock issued upon conversion of the OP Units. Additionally, as of September 30, 2015, one or more entities in which Dr. McWhirter has an ownership interest owned an interest in joint ventures with the Company and the other Sellers, which own 5 of the Copper Beech Portfolio properties (see Note 1).

The unimproved real property located in Charlotte, North Carolina and owned by Copper Beech Townhome Communities Thirty One, LLC serves as collateral for a loan in the original principal amount of $1.5 million which was extended by Clearfield Bank & Trust Company to Dr. McWhirter and Jeanette D. McWhirter on December 23, 2008. This loan has a current outstanding principal balance of $1.5 million and as a condition of the Copper Beech transaction, the Company assumed financial responsibility for the loan.  It is considered to be a related party transaction, because the Company did not legally assume the loan, but rather Mr. and Mrs. McWhirter remain the borrowers and the Company makes the debt service payments on their behalf.

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

As described in Notes 1, 6 and 7, the Company retains a noncontrolling interest in several Copper Beech entities in which Dr. McWhirter also holds an interest.

As of September 30, 2015, the Company’s balance sheet includes $2.6 million of outstanding amounts due to certain CB Investors, which related to amounts funded prior to Campus Crest’s involvement with Copper Beech.

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

The following tables set forth the Company’s segment information for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Grove and evo Operations:
Revenues from external customers	$28,408	$28,028	$90,015	$77,299
Operating expenses	25,025	19,358	68,174	54,699
Income from wholly-owned student housing operations	3,383	8,670	21,841	22,600
Severance expense	-	-	(570)	-
Impairment of unconsolidated entities	-	(50,866)	-	(50,866)
Equity in earnings (losses) of unconsolidated entities	(1,401)	444	(3,842)	863
Operating income (loss)	$1,982	$(41,752)	$17,429	$(27,403)
Depreciation and amortization	$7,781	$6,724	$23,018	$20,468
Capital expenditures	$7,491	$43,964	$21,679	$125,269
Investment in unconsolidated entities	$36,603	$48,591	$36,603	$48,591
Total segment assets at end of period	$897,954	$960,912	$897,954	$960,912

Copper Beech Operations:
Revenues from external customers	$16,042	$-	$40,002	$-
Operating expenses (excluding amortization of in place leases)	13,329	-	30,382	-
Intangible amortization of in place leases	5,263	-	28,788	-
Loss from wholly-owned student housing operations	(2,550)	-	(19,168)	-
Effect of not exercising Copper Beech purchase option	-	(34,047)	-	(34,047)
Equity in earnings (losses) of unconsolidated entities	428	191	1,510	(800)
Operating loss	$(2,122)	$(33,856)	$(17,658)	$(34,847)
Depreciation and amortization	$10,480	$-	$41,583	$-
Capital expenditures	$1,018	$-	$2,056	$-
Investment in unconsolidated entities	$45,249	$219,263	$45,249	$219,263
Total segment assets at end of period	$679,009	$219,263	$679,009	$219,263

Property Management Services:
Revenues from external customers	$159	$281	$600	$711
Intersegment revenues	78	1,915	293	2,078
Total revenues	237	2,196	893	2,789
Operating expenses	85	1,767	767	2,749
Operating income	$152	$429	$126	$40
Depreciation and amortization	$130	$38	$767	$63
Total segment assets at end of period	$-	$-	$-	$-

Reconciliations:
Total segment revenues	$44,687	$30,224	$130,910	$80,088
Elimination of intersegment revenues	(78)	(1,915)	(293)	(2,078)
Total consolidated revenues	$44,609	$28,309	$130,617	$78,010

Segment operating income (loss)	$12	$(75,179)	$(103)	$(62,210)
Interest expense	(9,239)	(3,639)	(26,297)	(9,965)
Impairment of land & pre-development costs	-	(29,790)	-	(29,790)
Transaction costs	(758)	(286)	(3,890)	(2,331)
Gain (loss) on purchase of Copper Beech	(1,242)	-	26,793	-
Gain on purchase of unconsolidated entity	6,370	-	6,370	-
Gain on sale of land and unconsolidated joint ventures	1,400	-	9,148	-
Corporate depreciation and amortization	(522)	(274)	(1,162)	(739)
Net unallocated expenses related to corporate overhead(1)	(8,528)	(4,083)	(27,159)	(10,444)
Write off of other assets	(796)	(7,765)	(2,162)	(7,765)
Other income (expense)	(626)	(41)	(677)	129
Loss from continuing operations, before income tax benefit	$(13,929)	$(121,057)	$(19,139)	$(123,115)

Total segment assets	$1,576,963	$1,180,175	$1,576,963	$1,180,175
Unallocated corporate assets and eliminations	6,617	20,947	6,617	20,947
Total assets at end of period	$1,583,580	$1,201,122	$1,583,580	$1,201,122

(1)	The net unallocated expenses related to corporate overhead primarily consists of $8.4 million and $26.9 million of general and administrative costs for the three and nine months ended September 30, 2015 respectively. For the three and nine months ended September 30, 2015, these amounts include $1.7 million and $4.1 million respectively of costs associated with the ongoing strategic repositioning and restructuring initiatives.

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

Campus Crest leases space for its corporate headquarters office. Rent is recognized on a straight-line basis. Future minimum payments over the life of the Company’s corporate office lease and long-term ground leases subsequent to September 30, 2015 are as follows (in thousands):

2015	$775
2016	2,469
2017	2,143
2018	1,513
2019	1,327
Thereafter	26,821	(1)
Total future minimum lease payments	$35,048

(1)	The Company’s lease obligations average $1.2 million per year through the year 2023. In addition to operating and office leases, the Company has ground leases that average $0.4 million per year through the year 2081.

The Company paid rent for its corporate headquarters office of $0.3 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively and $0.9 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company guarantees certain mortgage and construction loans and revolving credit facilities related to the Company’s unconsolidated joint ventures. As of September 30, 2015, the Company guarantees: up to 50% of $81.9 million of debt through January 2016 for Montreal; up to 50% of $17.2 million of debt through December 2015 for HSRE VI; up to 25% of $18.6 million of debt maturing September 2015 for HSRE VI; and 25% of $45.0 million of debt maturing September 2016 through September 2018 for HSRE X. Certain loans which will mature in 2015 are in the process of being refinanced as of the date of this filing. In connection with the guarantee for HSRE I, there was $3.0 million held in escrow that could be used to satisfy a portion of the amount potentially paid under the guarantee. During the quarter ended June 30, 2015, this escrow amount was returned to the Company as a condition of the sale of The Grove at Conway and The Grove at Lawrence. Should there be an event of default in connection with this debt, the Company could be required to fund under these guarantees a maximum amount up to the percentage of the guaranteed amount of the balance of the debt outstanding as of September 30, 2015.

In connection with the Company’s investment in CSH Montreal, the Company provides a guarantee of up to 50% of the outstanding balance of the acquisition and development credit facility (“CSH Montreal Debt”) of CAD 112.0 million ($83.5 million at the September 30, 2015 exchange rate). As of September 30, 2015, the outstanding balance of the CSH Montreal Debt was CAD 108.6 million ($81.9 million at the September 30, 2015 exchange rate), of which the Company guaranteed CAD 54.3 million ($41.3 million at the September 30, 2015 exchange rate). The term of the guarantee follows the term of the underlying debt, which matures on January 13, 2016, unless the twelve month extension, which is subject to lender approval, is exercised. The CSH Montreal Debt is secured by, among other things, a first mortgage position on the real estate and improvements owned by CSH Montreal. The Company has estimated the fair value of this guarantee to be immaterial. On October 30, 2015, the Company closed on the sale of it’s interest in CSH Montreal. As part of the closing, the current CSH Montreal Debt was paid in full, thereby releasing the Company of all guaranty and indemnity obligations associated with the CSH Montreal Debt.

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

18. Subsequent Events

In addition to certain matters discussed elsewhere in these notes, the Company noted the following subsequent events:

Definitive Agreement for Sale of Campus Crest

On October 16, 2015, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HSRE Quad Merger Parent, LLC, a Delaware limited liability company (“Parent”), HSRE Quad Merger Sub, LLC, a Maryland limited liability company (“Merger Sub”), and CCGSR, Inc., a Delaware corporation (“CCGSR”). Parent is an affiliate of HSRE. Upon the terms and subject to the conditions of the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”). Pursuant to the Merger Agreement, Parent will acquire all issued and outstanding shares of common stock of Campus Crest in a transaction involving total estimated merger consideration of $7.03 per share, which amount includes net sale proceeds currently estimated to be valued at up to $0.13 per share (based on current exchange rates) from the separate sale of the Company's ownership interest in its evo® Montreal joint venture.  Including the assumption or repayment of various indebtedness of Campus Crest, the overall transaction value is $1.9 billion.  The Merger Agreement was unanimously approved by the Board of Directors of the Company.

Communications with Lenders Related to Certain Debt Obligations

Although the Company no longer has an equity interest in the Kalamazoo Phase 1 property owned by Copper Beech Townhome Communities Twenty Three, LLC ("CBTC 23"), the Company and the Operating Partnership have a non-recourse carve-out guaranty and a 10% principal repayment guaranty (the “CBTC 23 Guaranty”) and the Operating Partnership was required to deliver a $1.0 million irrevocable standby letter of credit on behalf of CBTC 23 for the benefit of the lender (the “CBTC 23 Letter of Credit”). The Company has received a copy of a notice of default addressed to CBTC 23 dated June 26, 2015, from the special servicer of the CBTC 23 loan, and although the special servicer has not made a demand under the CBTC 23 Guaranty, the Company believes that such a demand may be forthcoming. The default on the CBTC 23 loan does not create a default by the Company under any of its outstanding indebtedness. The purchase and sale agreement with the then members of Copper Beech Townhome Communities, LLC (“CBTC”) and Copper Beech Townhome Communities (PA), LLC (“CBTC PA” and, together with CBTC, “Copper Beech”) (such former members of CBTC and CBTC PA, collectively, the “Sellers”) requires the Sellers to indemnify the Company and the Operating Partnership for all indemnifiable losses related to the CBTC 23 Guaranty and the CBTC 23 Letter of Credit, with a maximum indemnity amount of $4.0 million for the 10% principal repayment portion of the CBTC 23 Guaranty (expected to result in a payment obligation of less than $3.0 million) and the CBTC 23 Letter of Credit and with no maximum indemnity amount for the non-recourse carve-out portion of the CBTC 23 Guaranty. The Company intends to enforce the indemnity in the Copper Beech purchase and sale agreement if the CBTC 23 Guaranty or the CBTC 23 Letter of Credit is called by the servicers for the CBTC 23 loan. On August 11, 2015, the Company received a request to draw the CBTC Letter of Credit, and in response cash-funded the $1.0 million obligation, thereby extinguishing the outstanding CBTC Letter of Credit. On August 19, 2015, the Company sent a demand letter to Dr. McWhirter requesting that the Sellers perform under the indemnity included in the Copper Beech Purchase and Sale Agreement. As of November 13, 2015, the Sellers have not reimbursed the Company for the $1.0 million funded under the CBTC Letter of Credit, nor has the lender made a demand under the CBTC 23 Guaranty.

Litigation Relating to the Proposed Merger

On October 27, 2015, a purported class action related to the Merger Agreement, Grossman v. CCGSR, et al., was filed in the Circuit Court for Baltimore City, Maryland, Case No. 24-C-15-005422, against the Company, CCGSR, HSRE, Parent, Merger Sub and the members of our Board of Directors. Six other lawsuits, Latuso v. the Company et al., Silverwood v. the Company, et al., Cekot v. the Company, et al., Powis v. CCGSR, et al., Zhang v. CCGSR, et. al. and Bushansky v. the Company, were subsequently filed in the Circuit Court for Baltimore City, Maryland, Case Nos. 24-C-15-005415, 24-C-15-005414, 24-C-15-005476, 24-C-15-005501, 24-C-15-005502, 24-C-15-005542 on October 27, 2015, October 27, 2015, October 30, 2015, November 2, 2015, November 2, 2015 and November 5, 2015, respectively.

These seven lawsuits generally allege breaches of fiduciary duties by our directors in connection with the Merger Agreement. More specifically, the complaints allege that the individual defendants failed to take appropriate steps to maximize stockholder value and improperly favored themselves in connection with the proposed transaction. Some of the complaints further assert that the Merger Agreement contains several deal protection provisions that are unnecessarily preclusive. The complaints also allege that some or all of HSRE, Parent, Merger Sub, and, in certain cases, David Coles, our interim chief executive officer, Aaron Halfacre, our President and Chief Investment Officer, and CCGSR aided and abetted the directors' purported breaches of fiduciary duty. The complaints seek to permanently enjoin defendants from consummating the proposed Merger or, to the extent already implemented, to rescind the Merger Agreement or grant rescissory damages, in addition to various additional remedies. On November 9, 2015, plaintiffs in three of the cases, Brian Silverwood, Michael Cekot and Stephen Bushansky, requested that the Circuit Court for Baltimore City consolidate the seven separate actions.

HSRE Portfolio Changes

On May 1, 2015, the Company entered into a nonbinding membership interest purchase and sale agreement with HSRE which contemplated: (i) HSRE acquiring all of the ownership interests in the entities which own The Grove at Norman, Oklahoma and The Grove at Louisville, Kentucky, and (ii) the Company acquiring all of the ownership interests in the entities which own The Grove at Fayetteville, Arkansas, The Grove at Indiana, Pennsylvania and The Grove at Greensboro, North Carolina. This membership interest purchase and sale agreement is based upon the original amount of equity contributed to each of these properties. On August 7, 2015, the Company completed the purchase of HSRE’s interest in The Grove at Fayetteville, as well as the sale of its interest in The Grove at Norman to HSRE. Upon closing these transactions, the $5.0 million the Company had previously placed in escrow was released and returned to the Company. The remaining transactions contemplated by this agreement are currently planned to close in December 2015 (The Grove at Indiana, Pennsylvania) and during the first quarter of 2016 (The Grove at Louisville, Kentucky and The Grove at Greensboro, North Carolina).

CSH Montreal Agreement Buyout

In June, 2015, the Company entered into an agreement with Beaumont, CSH Montreal and certain other entities related to a potential buyout of the Company's ownership interests in CSH Montreal and the termination of all service agreements with affiliates of the Company related to the two evo® Montreal properties. As part of the closing, the current credit facility will be paid in full, thereby releasing the Company from all guaranty and indemnity obligations associated with the credit facility currently in place for the two evo® Montreal properties. As of August 31, 2015, the aforementioned agreement with Beaumont, CSH Montreal and certain other entities had expired, however the Company continued to negotiate a sale transaction with Beaumont and on October 30, 2015 closed a sale on substantially the same terms included in the June 2015 agreement. The Company received CAD 11.2 million, less CAD 3.4 million which was escrowed for federal and Quebec taxes, and less CAD 0.5 million, which was placed in escrow pending an evaluation of the working capital of the closing balance sheet of CSH Montreal. The Company expects that 100% of the funds which were escrowed for taxes will be remitted to the Company pending an evaluation by the taxing authorities of applications filed by the Company. The transaction releases the Company from its guarantee and indemnity obligations related to the credit facility which was paid off at closing.

Property Debt Transactions

On October 1, 2015, the maturity date for the loan on IUP Phase II – Indiana, the Company paid off the outstanding balance due on the loan in the amount of $5.9 million. On October 30, 2015 the Company closed a $20.0 million loan using Copper Beech Townhome Communities Nine in State College, PA and Copper Beech Townhome Communities Eleven at West Lafayette, IN – Baywater as collateral. The proceeds of this loan were used to pay off the $17.9 million outstanding balance due related to Copper Beech CMU Phase I –Mount Pleasant, MI.

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

Forward-looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for the purpose of complying with these safe harbor provisions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "approximately," "believe," "could," "project," "predict," "continue," "plan," “would” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in, or implied by, the forward-looking statements. Factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	the outcome of the legal proceedings that have been, or may be, instituted against the Company and others following announcement of our entering into the Merger Agreement;

•	the inability to complete the proposed Merger due to the failure to satisfy the conditions to the Merger, including obtaining the approval of our stockholders, lender consents and other closing conditions more fully described in the Merger Agreement;

•	risks that the proposed Merger disrupts current plans and operations of the Company;

•	potential difficulties in employee retention as a result of the proposed Merger;

•	the value of any contingent value rights which may be issued in connection with the Merger;

•	legislative, regulatory and economic developments; risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger;

•	the effect of the announcement of the proposed Merger on our relationships with colleges and universities, relationships with tenants, operating results and business generally;

•	the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, including those set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion of Financial Condition and Results of Operations”;

•	the performance of the student housing industry in general;

•	decreased occupancy or rental rates at our properties resulting from competition or other factors;

•	the operating performance of our properties;

•	the availability of attractive acquisition opportunities in properties that satisfy our investment criteria and the success of our acquisition activities, including satisfaction of conditions to closing for pending acquisitions and, in some cases, the negotiation and execution of definitive documents and satisfaction of the conditions therein;

•	changes in the admissions or housing policies of the colleges and universities from which we draw student-tenants;

•	changes in our business and growth strategies and in our ability to consummate and close on acquisitions, dispositions or additional joint venture transactions;

•	our ability to manage effectively our growth and expansion into new markets, including international markets, or to integrate acquisitions successfully, including our acquisition of the CB Portfolio (as defined herein);

•	changes in exchange rates for foreign currencies;

•	our capitalization and leverage level;

•	our capital expenditures;

•	the degree and nature of our competition, in terms of developing properties, consummating acquisitions and in obtaining student-tenants to fill our properties;

•	volatility in the real estate industry, interest rates and spreads, the debt or equity markets, the economy generally or the local markets in which our properties are located, including international markets, whether the result of market events or otherwise;

•	events or circumstances that undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations, terrorist attacks, natural or man-made disasters or threatened or actual armed conflicts;

•	the availability and terms of short-term and long-term financing;

•	our ability to extend the maturity of or refinance our existing debt, or comply with the financial, reporting and other covenants of the agreements that govern our existing debt;

•	our failure to prepare and file timely our periodic reports with the SEC, which may make it more difficult for us to access the public markets to raise debt or equity capital;

•	the credit quality of our student-tenants and parental guarantors;

•	changes in personnel, including the departure of key members of our senior management, and lack of availability of, or our inability to attract and retain, qualified personnel;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	estimates relating to our ability to make distributions to our stockholders in the future and our expectations as to the form of any such distributions;

•	environmental costs, uncertainties and risks, especially those related to natural disasters;

•	differences in cultures, including adapting practices and strategies that have been successful in our domestic business to international markets;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investments trusts ("REIT")); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules.

On October 16, 2015, the Company entered into an agreement and plan of merger to be acquired by an affiliate of Harrison Street Real Estate Capital, LLC (“HSRE”). Unless stated otherwise, all forward-looking statements contained in this Form 10-Q do not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see the heading - “Plan of Merger” in Note 1 of the accompanying condensed consolidated financial statements and the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on October 19, 2015.

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

Following the consummation of the First CB Closing, the Second CB Closing, and as of September 30, 2015, the Company held a 100% interest in Copper Beech at Ames and the following interests in the remaining Copper Beech Portfolio:

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

We believe that we are one of the largest owners and managers of high-quality student housing properties in the United States, based on beds owned and under management. As of September 30, 2015, we owned interests in 41 operating student housing The Grove® properties containing approximately 8,700 apartment units and 23,600 beds. Thirty-seven of our operating The Grove® properties are wholly-owned and four of our The Grove® properties are owned through joint ventures with HSRE. As of September 30, 2015, we also owned interests in 35 operating student housing Copper Beech branded properties containing approximately 6,200 apartment units and 16,500 beds. Thirty of our operating Copper Beech branded properties are wholly-owned and 5 of our Copper Beech branded properties are owned through joint ventures with the CB Investors. As of September 30, 2015, we also owned interests in three operating student housing evo® properties containing approximately 1,500 units and 3,100 beds and owned one wholly-owned redevelopment property containing approximately 170 units and 340 beds. As of September 30, 2015 our operating portfolio consisted of the following:

	Properties in		Number	Number
	Operation	Ownership	of Units	of Beds
Wholly-owned Grove properties	37	100.0%	7,537	20,577
Joint venture Grove properties:
HSRE VI	2	20.0%	664	1,784
HSRE X	2	30.0%	468	1,240
Total Grove properties	41		8,669	23,601

Joint venture evo properties:
CSH Montreal	2	47.0%	1,203	2,223
HSRE IX	1	30.0%	344	850
Total evo properties	3		1,547	3,073

CB Portfolio (1)
Wholly-owned Copper Beech properties	30	100.0%	4,473	12,156
Joint venture Copper Beech properties:
Campus Crest & CB Investors	5	48.0%	1,732	4,343
Total Copper Beech properties	35		6,205	16,499

Total Portfolio (2)	79		16,421	43,173

(1)	As of September 30, 2015 we had an effective interest in the CB Portfolio for the following properties: 100% for 30 properties and 48% for 5 properties. See Note 6 to the accompanying consolidated financial statements.
(2)	The redevelopment of our 100% owned property in Toledo, OH, which was acquired in March 2013, is excluded.

Strategic Repositioning

We continue to execute our strategic repositioning which includes simplifying the business model by discontinuing construction and development, reducing the number of joint ventures and disposing of land which was previously held for future development. In addition, as part of our review of strategic alternatives, on October 16, 2015, the Company entered into a definitive merger agreement with affiliates of HSRE pursuant to which HSRE will acquire all issued and outstanding shares of common stock of Campus Crest. See Note 1 and 18 of the accompanying financial statements for additional information.

Joint Venture Partners

We are a party to joint venture arrangements with HSRE, a real estate private equity firm founded in 2005 that has significant real estate asset holdings, including student housing properties, senior housing/assisted living units, self-storage units and medical office space. As of September 30, 2015, we hold eight operating joint venture properties with HSRE which include Grove properties. In January 2013, we entered into a joint venture with HSRE and Brandywine to develop and operate evo® at Cira Centre South, which opened in August 2014 for the 2014-2015 academic year. We also have a joint venture with Beaumont which owns two high rise student housing properties in downtown Montreal, Quebec, Canada. On October 30, 2015, the Company completed the sale of its ownership interests in CSH Montreal and the termination of all service agreements with affiliates of the two evo® Montreal properties. See Note 18 in the accompanying consolidated financial statements for additional information. Additionally, we are partners in five joint ventures with the CB Investors.

We own varying equity interests in these joint ventures, ranging from 10% to 48.0%.

Critical Accounting Policies

Set forth below is the accounting policy that management believes requires additional disclosures from those listed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 1, 2015 (“2014 Form 10-K”) that are critical to the preparation of the consolidated financial statements for the nine months ended September 30, 2015. Refer to the Company’s 2014 Form 10-K for a discussion of all of our critical accounting policies that are particularly important for an understanding of the financial position and results of operations presented in the consolidated financial statements set forth elsewhere in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. The estimates used in the valuations of our property acquisition of the CB Portfolio we believe are critical in nature for the results of operations for the three and nine months ended September 30, 2015 which is discussed in more detail below.

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

Additionally, inputs and assumptions included in the determination of fair value include expectations of projected net operating income to be earned and capital expenditures to be incurred at the underlying properties and capitalization rates based on the marketability of each of the properties and the extent to which the operations of those properties have stabilized. To estimate the fair value of the property level mortgage debt assumed in property acquisitions, the difference between the market terms and contract terms are analyzed and the actual debt service payments are discounted at a current market yield rate to determine the fair value of the debt assumed. These valuation techniques involve Level 3 inputs in the fair value hierarchy and are subjective in nature. Should different assumptions have been used, the gain of $26.8 million and $6.4 million on the consolidation of the CB Portfolio and The Grove at Fayetteville, Arkansas, respectively, recognized in the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2015 could have been materially different. Both of these gains were based on preliminary estimates.

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

Unlike traditional multi-family housing, most of our leases commence on the same date. In the case of our typical 11.5-month leases (which provide for 12 equal monthly payments), this date coincides with the commencement of the fall academic term and typically terminates at the completion of the last summer school session. As such, we must re-lease each property in its entirety (except for current tenants who have renewed their lease) each year, resulting in significant turnover in our tenant population from year to year. As a result, we are highly dependent upon the effectiveness of our marketing and leasing efforts during the annual leasing season, which typically begins each October and ends in September of the following year. As of the start of the fall term for the 2015-2016 and 2014-2015 academic years, The Grove and evo® properties had approximately 40.3% and 39.1%, respectively, of our current tenants renew their lease for the upcoming academic year. The Copper Beech properties had approximately 32.2% of current tenants renew their lease for the upcoming 2015-2016 academic year.

Results of Operations

Our Business Segments

Management evaluates operating performance through the analysis of results of operations of three business segments: (i) Grove and evo® operations (ii) Copper Beech operations and (iii) property management services. Management evaluates each segment’s performance by reference to net operating income, which is a non-GAAP measure, as defined below. The accounting policies of our reportable business segments are described in more detail in the summary of significant accounting policies (see Note 2 to our accompanying consolidated financial statements). Intercompany fees are reflected at the contractually stipulated amounts, as adjusted to reflect our proportionate ownership of unconsolidated entities.

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

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

As of September 30, 2015, our property portfolio consisted of 67 consolidated operating properties, containing 12,010 apartment units and 32,733 beds, and 12 operating properties held in five unconsolidated joint ventures, containing 4,411 apartment units and 10,440 beds.

As of September 30, 2014, our property portfolio consisted of 37 consolidated operating properties, containing 7,524 apartment units and 20,605 beds, and 49 operating properties held in seven unconsolidated joint ventures, containing 10,127 apartment units and 26,077 beds.

The following table presents our results of operations for the three months ended September 30, 2015 and 2014, and the amount of change in these results between the periods (in thousands):

	Three Months Ended
	September 30,	September 30,
	2015	2014	Change ($)
Revenues:
Student housing rental	$42,254	$26,985	$15,269
Student housing services	2,196	1,043	1,153
Property management services	159	281	(122)
Total revenues	44,609	28,309	16,300
Operating expenses:
Student housing operations	25,236	12,513	12,723
General and administrative	8,404	3,178	5,226
Severance	-	720	(720)
Write-off of predevelopment costs	-	29,790	(29,790)
Write-off of other assets	796	7,765	(6,969)
Transaction costs	758	286	472
Ground leases	121	120	1
Depreciation and amortization	18,913	7,036	11,877
Total operating expenses	54,228	61,408	(7,180)
Equity in earnings (losses) of unconsolidated entities	(973)	635	(1,608)
Impairment of unconsolidated entities	-	(50,866)	50,866
Effect of not exercising Copper Beech purchase option	-	(34,047)	34,047
Operating income (loss)	(10,592)	(117,377)	106,785

Nonoperating income (expense):
Interest expense, net	(9,239)	(3,639)	(5,600)
Gain (loss) on purchase of Copper Beech	(1,242)	-	(1,242)
Gain on purchase of unconsolidated entity	6,370	-	6,370
Gain on sale of land and unconsolidated entities	1,400	-	1,400
Other income (expense)	(626)	(41)	(585)
Total nonoperating expense, net	(3,337)	(3,680)	343
Net loss before income tax expense	(13,929)	(121,057)	107,128
Income tax expense	(164)	(1,131)	967
Loss from continuing operations	(14,093)	(122,188)	108,095
Income from discontinued operations	-	(5,506)	5,506
Net loss	(14,093)	(127,694)	113,601
Net income (loss) attributable to noncontrolling interest	(2,451)	(770)	(1,681)
Dividends on preferred stock	3,050	3,050	-
Net loss attributable to common stockholders	$(14,692)	$(129,974)	$115,282

The following table presents our results of operations for the nine months ended September 30, 2015 and 2014, and the amount of change in these results between the periods (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2015	2014	Change ($)
Revenues:
Student housing rental	$124,766	$74,256	$50,510
Student housing services	5,251	3,043	2,208
Property management services	600	711	(111)
Total revenues	130,617	78,010	52,607
Operating expenses:
Student housing operations	62,383	33,874	28,509
General and administrative	26,865	10,332	16,533
Severance	570	720	(150)
Write-off of predevelopment costs	-	29,790	(29,790)
Write-off of other assets	2,162	7,765	(5,603)
Transaction costs	3,890	2,331	1,559
Ground leases	361	357	4
Depreciation and amortization	66,530	21,270	45,260
Total operating expenses	162,761	106,439	56,322
Equity in earnings (losses) of unconsolidated entities	(2,332)	63	(2,395)
Impairment of unconsolidated entities	-	(50,866)	50,866
Effect of not exercising Copper Beech purchase option	-	(34,047)	34,047
Operating income (loss)	(34,476)	(113,279)	78,803

Nonoperating income (expense):
Interest expense, net	(26,297)	(9,965)	(16,332)
Gain (loss) on purchase of Copper Beech	26,793	-	26,793
Gain on purchase of unconsolidated entity	6,370	-	6,370
Gain on sale of land and unconsolidated entities	9,148	-	9,148
Other income (expense)	(677)	129	(806)
Total nonoperating income (expense), net	15,337	(9,836)	25,173
Net loss before income tax expense	(19,139)	(123,115)	103,976
Income tax expense	(164)	(731)	567
Loss from continuing operations	(19,303)	(123,846)	104,543
Income (loss) from discontinued operations	(1,157)	(3,191)	2,034
Net income (loss)	(20,460)	(127,037)	106,577
Net loss attributable to noncontrolling interest	(8,608)	(773)	(7,835)
Dividends on preferred stock	9,150	9,150	-
Net loss attributable to common stockholders	$(21,002)	$(135,414)	$114,412

Student Housing Operations

Student housing operations revenues (which include student housing rental and student housing services revenues) were $44.5 million and $28.0 million for the three months ended September 30, 2015 and 2014, respectively. Excluding the $16.0 million of revenues attributable to the Copper Beech acquisition, revenues increased by $0.5 million, primarily due to the 2014 deliveries of The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa, as well as the addition of The Grove at Fayetteville, Arkansas as a wholly owned entity during the third quarter of 2015. Student housing operations expenses were $25.2 million and $12.5 million for the three months ended September 30, 2015 and 2014, respectively. Excluding the $8.1 million in expenses attributable to the Copper Beech acquisition, expenses increased by $4.6 million, which were primarily attributable to the 2014 deliverables and addition of The Grove at Fayetteville mentioned above.

Student housing operations revenues (which include student housing rental and student housing services revenues) were $130.0 million and $77.3 million for the nine months ended September 30, 2015 and 2014, respectively. Excluding the $40.0 million of revenues attributable to the Copper Beech acquisition, revenues increased by $12.7 million, primarily due to the 2014 deliveries of The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa, as well as the addition of The Grove at Fayetteville, Arkansas as a wholly owned entity during the third quarter of 2015. Student housing operations expenses were $62.4 million and $33.9 million for the nine months ended September 30, 2015 and 2014, respectively. Excluding the $17.6 million in expenses attributable to the Copper Beech acquisition, expenses increased by $10.9 million, which were primarily attributable to the 2014 deliverables and addition of The Grove at Fayetteville mentioned above.

New Property Operations. In August 2014, we began operations at The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa, which contributed $1.4 million ($3.9 million of revenues and $2.5 million of student housing operations expenses) and $5.6 million ($12.5 million of revenues and $6.9 million of student housing operations expenses) of NOI for the three and nine months ended September 30, 2015, respectively, as compared to a contribution of $1.9 million ($2.7 million in revenues and $0.8 million of student housing operations expenses) for the three and nine months ended September 30, 2014. In January 2014, we acquired the remaining ownership interests in The Grove at Denton, Texas, which contributed $0.4 million ($0.9 million of revenues and $0.5 million in operating expenses) and $1.7 million ($3.1 million of revenues and $1.4 million in operating expenses) of NOI for the three and nine months ended September 30, 2015, respectively, compared to a contribution of $0.5 million and $1.5 million of NOI for the three and nine months ended September 30, 2014, respectively. The Grove at Denton, Texas is included in “New Property Operations” as we did not have ownership for the full nine months ended September 30, 2014. In August 2015, we acquired the remaining ownership interests in The Grove at Fayetteville, Arkansas, which contributed $0.1 million ($0.4 million in revenues and $0.3 million in student housing operations expenses) for the three and nine months ended September 30, 2015, compared to no contribution for three and nine months ended September 30, 2014. Prior to the acquisition of these interests, we accounted for our ownership in The Grove at Fayetteville, Arkansas, under the equity method. See Note 6 in the accompanying consolidated financial statements for additional information.

"Grove Same-Store" Property Operations. Our 30 "same-store” properties contributed $8.7 million ($21.7 million of revenues and $13.0 million of operating expenses) and $35.8 million ($69.7 million of revenues and $33.9 million of operating expenses) of NOI for the three and nine months ended September 30, 2015, respectively, as compared to $12.2 million and $37.7 of NOI for the three and nine months ended September 30, 2014. The primary driver of the NOI decrease is a $2.9 million revenue lease term adjustment related to our change in revenue recognition policy to recognize new tenant lease revenue over actual lease term of 11.5 months (we require approximately two weeks to turn units for new tenants) versus 12 months which was recorded during the three months ended September 30, 2015 compared to being recorded during the three months ended December 31, 2014. The Grove at Pullman, Washington, which previously experienced a fire and The Grove at Toledo, Ohio, under re-development, contributed $0.7 million ($1.4 million of revenues and $0.7 million of operating expenses) and $2.2 million ($4.3 million of revenues and $2.1 million of operating expenses) of NOI for the three and nine months ended September 30, 2015, respectively, as compared to $0.9 million and $2.4 million of NOI for the three and nine months ended September 30, 2014.

“Wholly Owned Copper Beech” Property Operations. In a series of closings that occurred in January, April and June, 2015 , we exercised our option to acquire the remaining interests in 30 properties bringing our interest to a 100% ownership (see Note 6 in the accompanying consolidated financial statements). The Copper Beech properties contributed $7.9 million ($16.0 million of revenues and $8.1 million of operating expenses) and $22.4 million ($40.0 million of revenues and $17.6 million of operating expenses) of NOI for the three and nine months ended September 30, 2015, respectively, as compared to no contribution for the three and nine months ended September 30, 2014.

The following is a reconciliation of our net income (loss) attributable to common stockholders to NOI for the periods presented, including our same store and new properties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders	$(14,692)	$(129,974)	$(21,002)	$(135,414)
Net income (loss) attributable to noncontrolling interests	(2,451)	(770)	(8,608)	(773)
Preferred stock dividends	3,050	3,050	9,150	9,150
Income tax benefit	164	1,131	164	731
Severance	-	720	570	720
Gain on purchase of Copper Beech	1,242	-	(26,793)	-
Gain on sale of land and unconsolidated entities	(1,400)	-	(9,148)	-
Gain on purchase of unconsolidated entity	(6,370)	-	(6,370)	-
Other (income) expense	626	41	677	(129)
(Income) loss from discontinued operations	-	5,506	1,157	3,191
Interest expense, net	9,239	3,639	26,297	9,965
Equity in (earnings) losses of unconsolidated entities	973	(635)	2,332	(63)
Depreciation and amortization	18,913	7,036	66,530	21,270
Ground lease expense	121	120	361	357
General and administrative expense	8,404	3,178	26,865	10,332
Impairment of unconsolidated entities	-	50,866	-	50,866
Effect of not exercising Copper Beech purchase option	-	34,047	-	34,047
Write-off of pre-development costs	-	29,790	-	29,790
Write-off of other corporate assets	796	7,765	2,162	7,765
Transaction costs	758	286	3,890	2,331
Property management services revenues	(159)	(281)	(600)	(711)
Total NOI	$19,214	$15,515	$67,634	$43,425
Grove same store properties NOI	$8,688	$12,232	$35,786	$37,709
Copper Beech NOI	$7,941	$-	$22,427	$-
New properties NOI	$1,903	$2,407	$7,249	$3,349
Grove Pullman and Toledo NOI	$682	$876	$2,172	$2,367

Property Management Services

Property management services revenues decreased by $0.1 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily as a result of three properties that moved to a third party management company (The Grove at Louisville, Kentucky, The Grove at Laramie, Wyoming and The Grove at Norman, Oklahoma) during the second quarter of 2015.

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

General and administrative expenses were $8.4 million and $3.2 million for the three months ended September 30, 2015 and 2014, respectively. Excluding the effect of capitalizing certain corporate costs to the construction and development segments of our business in 2014 of $3.0 million, general and administrative expenses increased by approximately $2.2 million. This increase is primarily related to increased professional fees of approximately $1.7 million due to strategic repositioning, and $0.6 million of employee bonuses paid pursuant to a key employee retention program established in the second quarter of 2015. The intent of this program is to provide an incentive for employee to stay through a period of uncertainty resulting for the Company’s pursuit of strategic alternatives. Further payments under this program were made in November 2015, and a final payment is to be made in February of 2016. This program is considered to be of a non-recurring nature.

General and administrative expenses were $26.9 million and $10.3 million for the nine months ended September 30, 2015 and 2014, respectively. Excluding the effect of $0.7 million related to Copper Beech, as well as the effect of capitalizing certain corporate costs to the construction and development segments of our business in 2014 of $7.3 million, general and administrative expenses increased by approximately $8.6 million. This increase is primarily related to increased professional fees of approximately $4.1 million due to strategic repositioning, increased legal costs of $0.9 million, employee compensation of $1.8 million including the $0.6 million in bonuses mentioned above, facilities and IT expenses of approximately $0.7 million, consulting expenses of $0.3 million and other various items aggregating approximately $0.8 million.

Severance Costs

Severance costs for the three and nine months ended September 30, 2015 was zero and $0.6 million respectively. The $0.6 million incurred during the nine months ended September 30, 2015 is primarily attributable to $0.5 million related to severance expense for a former executive, with the remaining $0.1 million attributable to the termination of three pilots and one mechanic associated with aircraft currently leased and previously owned.

For the three and nine months ended September 30, 2014, we recorded approximately $3.6 million in severance costs ($2.9 million included in loss from discontinued operations and $0.7 million included severance expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss)) relating to separation agreements for two former executives as well as employees winding down within our development and construction service companies. See Note 4 in the accompanying condensed consolidated financial statements.

Write-off of Other Assets

Write-off of other assets was $0.8 million for the three months ended September 30, 2015, which was attributable to an early termination fee for a copier contract related to copiers at our corporate office and property clubhouses.

Write-off of other assets was $2.2 million for the nine months ended September 30, 2015, $0.3 million of which was related to our final settlement for the Pullman insurance claim, in which we settled for $0.3 million less than we had originally estimated. We received the remaining $4.3 million of insurance proceeds during the third quarter of 2015. The remaining $1.9 million is comprised of $1.1 million related to the write off of various receivables related to our two evo® Montreal properties as well as $0.8 million for the early termination fee for the copier contract mentioned above.

Transaction Costs

Transaction costs were $0.8 million for the three months ended September 30, 2015, primarily attributable to costs associated with our strategic alternative process of $0.4 million and various other costs aggregating to $0.4 million.

Transaction costs were $3.9 million for the nine months ended September 30, 2015, primarily attributable to consents, professional fees and other related costs totaling $2.9 million related to the Copper Beech acquisition, $0.4 million associated with our strategic alternative process, and $0.6 million related to various other costs.

Depreciation and Amortization

Depreciation and amortization expense was $18.9 million and $7.0 million for the three months ended September 30, 2015 and 2014, respectively. Excluding the $10.5 million attributable to the Copper Beech acquisition ($5.4 million of amortization expense of in-place lease intangible assets and $5.1 million of depreciation expense), depreciation and amortization increased by $1.4 million, primarily attributable to the 2014 deliveries of The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa.

Depreciation and amortization expense was $66.5 million and $21.3 million for the nine months ended September 30, 2015 and 2014, respectively. Excluding the $41.6 million attributable to the Copper Beech acquisition ($28.9 million of amortization expense of in-place lease intangible assets and $12.7 million of depreciation expense), depreciation and amortization increased by $3.6 million, primarily attributable to the 2014 deliveries of The Grove at Slippery Rock, Pennsylvania, The Grove at Grand Forks, North Dakota, The Grove at Mt. Pleasant, Michigan, The Grove at Gainesville, Florida and Copper Beech at Ames, Iowa.

Equity in Earnings (Losses) of Unconsolidated Entities

Equity in earnings (losses) of unconsolidated entities, which represents our share of the net income or net loss from entities in which we have a non-controlling interest was $1.0 million for the three months ended September 30, 2015, versus equity in earnings of $0.6 million for the three months ended September 30, 2014. This increase in loss of $1.6 million is primarily due to an increase in equity in losses related to our Montreal operations for the third quarter of 2015 of $1.3 million, with the remaining loss attributable to our various other noncontrolling interests.

Equity in earnings (losses) of unconsolidated entities, which represents our share of the net income or net loss from entities in which we have a non-controlling interest was $2.3 million in losses and $0.1 million in earnings for the nine months ended September 30, 2015 and 2014, respectively. This increase in losses of $2.4 million resulted from our Montreal operations during the period, partially offset by gains attributable to our various other noncontrolling interests.

Interest Expense

Interest expense was $9.2 million and $3.6 million for the three months ended September 30, 2015 and 2014, respectively. Excluding the $2.3 million increase attributable to the Copper Beech acquisition, interest expense increased by $3.3 million. This increase was primarily attributable to capitalized interest of $1.9 million during the third quarter of 2014 (compared to none during the third quarter of 2015) and higher debt balances, primarily associated with additional amounts outstanding on the Company’s line of credit.

Interest expense was $26.3 million and $10.0 million for the nine months ended September 30, 2015 and 2014, respectively. Excluding the $6.0 million increase attributable to the Copper Beech acquisition, interest expense increased by $10.3 million. This increase was primarily attributable to capitalized interest of $6.2 million during the nine months ended September 30, 2014 (compared to none during the nine months ended September 30, 2014) and higher debt balances, primarily associated with additional amounts outstanding on the Company’s line of credit.

Gain (loss) on purchase of Copper Beech

For the nine months ended September 30, 2015, a preliminary gain of $26.8 million was recognized in connection with the First CB Closing, a business combination in which we acquired a significant portion of the Copper Beech Portfolio with the transaction closing on January 30, 2015 as well as the Second CB Closing, a business combination in which we acquired a 100% interest in two additional Copper Beech properties, with the transaction closing on April 30, 2015. See Note 6 of the accompanying consolidated financial statements for further details.

Gain on purchase of unconsolidated entity

In connection with the purchase of our remaining interests in The Grove at Fayetteville, Arkansas, we recognized a $6.4 million gain. See Note 7 to the accompanying consolidated financials for further discussion of this transaction.

Gain on sale of land and unconsolidated entities

During the three months ended September 30, 2015, we recognized a $1.4 million gain from the sale of The Grove at Laramie, Wyoming, The Grove at Norman, Oklahoma and the Grove at San Angelo, Texas. See Note 7 to the accompanying consolidated financials for further discussion of both of these transactions.

In addition to the gains mentioned above, during the nine months ended September 30, 2015, and in connection with the previously announced strategic repositioning, we recognized a $3.1 million gain from the sale of a portfolio of six undeveloped land parcels. We also recognized a $4.6 million gain from the sale of The Grove at Lawrence, Kansas and The Grove at Conway, Arkansas. See Note 7 to the accompanying consolidated financials for further discussion of both of these transactions.

Income (Loss) from Discontinued Operations

In September 2014, we discontinued our development and construction services companies due to restructuring activities and accordingly reclassified the results of these operations to income (loss) from discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss) for the periods presented.

For the nine months ended September 30, 2015, we recorded a loss of $1.2 million due to the wind down of our construction and development operations. No construction and development revenues were recorded during the nine months ended September 30, 2015. For the nine months ended September 30, 2014, we recorded revenue from our construction and development operations of $23.2 million and expenses of $26.4 million resulting in loss of $3.2 million.

Dividends on Preferred Stock

Dividends on preferred stock for the three and nine months ended September 30, 2015 were $3.1 million and $9.2 million, respectively, with no change from the three and nine months ended September 30, 2014. The Company did not declare dividends on its preferred stock during the three and nine months ended September 30, 2015. Although not declared, these dividends have been included in the calculation of net income (loss) attributable to common shareholders in the consolidated statements of operations and comprehensive income (loss). These dividends will accumulate at the effective annual rate of $2.00 per share until paid.

Net income (loss) attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $2.5 million and $8.6 million for the three and nine months ended September 30, 2015, respectively and was primarily related to loss allocated to Copper Beech Investors who received OP Units as part of the First and Second CB Closings. For both the three and nine months ended September 30, 2015, net loss attributable to noncontrolling interests is calculated by including the proportionate amount of OP units held by the CB Investors during the period multiplied by the our net loss excluding the gain on purchase of Copper Beech.

Cash Flows

Net cash provided by operating activities was $15.8 million for the nine months ended September 30, 2015 as compared to $32.2 million for the nine months ended September 30, 2014, a decrease of $16.4 million. Net income adjusted for non-cash items provided $12.2 million for the nine months ended September 30, 2015 as compared to $25.2 million for the nine months ended September 30, 2014, a decrease of $13.0 million. Approximately $3.6 million was provided by working capital for the nine months ended September 30, 2015 as compared to $7.0 million for the nine months ended September 30, 2014, a decrease of $3.4 million. This primarily relates to the decreased collections on construction billings due to the discontinuation of construction activity, offset by the settlements of certain other receivables from unconsolidated entities.

Net cash used in investing activities totaled $44.8 million for the nine months ended September 30, 2015 as compared to $153.8 million for the nine months ended September 30, 2014, a decrease of $109.0 million. Investments in developed properties was $105.6 million less for the nine months ended September 30, 2015 compared to the same period last year due to the decrease in construction activity; in 2015, we continued paying vendors for the finalization of payables related to 2014 new property deliveries. During the nine months ended September 30, 2015, the Company received $36.5 million from the sale of six undeveloped land parcels and three unconsolidated entities (see Note 7 of the accompanying consolidated financial statements). Additionally, during the nine months ended September 30, 2015, we paid $60.3 million, net of cash acquired, related to the Copper Beech acquisition (see Note 6 of the accompanying consolidated financial statements). During the nine months ended September 30, 2014, we invested $33.9 million into our investment in CSH Montreal and used $28.2 million of restricted cash to facilitate a Section 1031 like-kind exchange in conjunction with the disposition of four properties.

Net cash provided by financing activities totaled $29.9 million for the nine months ended September 30, 2015 as compared to $107.9 million for the nine months ended September 30, 2014, a decrease of $78.0 million. This decrease is comprised of several items. Proceeds from mortgage and construction loans, net of repayments, decreased by $62.0 million and proceeds from the line of credit and other debt, net of repayments, decreased by $48.2 million from the previous period. Additionally, dividends paid to common and preferred stockholders decreased by $32.4 million.

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

As of September 30, 2015, we had $213.5 million outstanding under our Revolving Credit Facility and $50.0 million outstanding under the Term Loan. The amounts outstanding under our Revolving Credit Facility and Term Loan, as well as outstanding letters of credit of $2.1 million, will reduce the amount that we may be able to borrow under this facility for other purposes. As of September 30, 2015, we had $36.5 million in borrowing capacity under our Revolving Credit Facility, although pursuant to a waiver dated August 28, 2015, we agreed not to request any additional borrowings under this facility. Amounts borrowed under the facility are due at its maturity in January 2017, subject to a one-year extension, which we may exercise at our option, subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The amount available for us to borrow under the Amended Credit Facility is based on the sum of (a) the lesser of (i) 60.0% of the "as-is" appraised value of our properties that form the borrowing base of the Amended Credit Facility and (ii) the amount that would create a debt service coverage ratio of not less than 1.3, and (b) 50% of the aggregate of the lesser of (i) the book value of each of our development assets (as such term is defined in the Second Amended and Restated Credit Agreement) and (ii) the "as-is" appraised value of each of our development assets, subject to certain limitations in the Second Amended and Restated Credit Agreement.

We incur an unused fee on the balance between the amount available under the Revolving Credit Facility and the amount outstanding under the Revolving Credit Facility (i) of 0.30% per annum if our average borrowing is less than 50.0% of the total amount available or (ii) 0.25% per annum if our average borrowing is greater than 50.0% of the total amount available.

Additionally, the Amended Credit Facility has an accordion feature that allows us to request an increase in the total commitments from $300.0 million to $600.0 million, subject to conditions. Amounts outstanding under the Amended Credit Facility bear interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in the Second Amended and Restated Credit Agreement) plus a spread that depends upon our leverage ratio. The spread for borrowings under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowings and from 0.75% to 1.50% for Base Rate based borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowings and from 0.70% to 1.45% for Base Rate based borrowings. At September 30, 2015, the interest rate on the Revolving Credit Facility borrowings and Term Loan was 2.70% and 2.65% respectively.

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

As of September 30, 2015, we were in compliance with the above financial covenants, with respect to our Amended Credit Facility. We intend to explore alternatives for reducing our leverage and maintaining compliance with our financial covenants. Although the Amended Credit Facility contains a cross-default provision, as of September 30, 2015, there were no defaults under any of the Company’s other credit facilities that triggered an event of default under the Amended Credit Facility.

As of August 28, 2015, we executed an extension of the existing waiver under the Amended Credit Facility to allow the Company until September 30, 2015 to file its Quarterly Report on Form 10-Q for the quarter ending June 30, 2015, which report was ultimately filed on September 29, 2015. The Company agreed to pay a deferred fee in the amount of $0.3 million to obtain this extension, which fee shall be payable upon the earlier of (i) the closing of a proposed sale transaction for all of the equity in, or all or substantially all of the assets of, the Company (a “Proposed Sale Transaction”) and (ii) December 31, 2015. Pursuant to the waiver, if the Company has not entered into an agreement (a “Sale Agreement”) for a Proposed Sale Transaction by September 30, 2015, then beginning on September 30, 2015 and on the thirtieth day of each calendar month thereafter, the Company has agreed to prepay an aggregate amount under the Amended Credit Facility equal to the amount of the Company’s unrestricted cash, if any, on such date. The waiver defines unrestricted cash as the difference (if positive) of (i) cash and cash equivalents that are not subject to any pledge, lien or control agreement, less (ii) the sum of (a) $15 million and (b) amounts that have been placed with third parties as deposits or security for contractual obligations. These prepayments under the Amended Credit Facility will not be refundable, and the Company’s obligation to continue such prepayments will terminate on the date that a Sale Agreement is executed. If the Company has not entered into a Sale Agreement by November 15, 2015, the lenders shall receive a security interest in the equity of the subsidiary guarantors under the Amended Credit Facility. The October 16, 2016 merger agreement with an affiliate of HSRE constituted a Sale Agreement for a Proposed Sale Transaction as contemplated by the waiver. In connection with the extension of the waiver, the Company agreed that, unless all of the lenders under the Amended Credit Facility otherwise agree, the Company will not request any further advances under the Amended Credit Facility other than advances under outstanding letters of credit.

Short-Term Liquidity Needs

Through the end of 2015, we believe that we will have sufficient capital resources as a result of operations and the borrowings in place to fund ongoing operations and distributions required to maintain REIT compliance. We anticipate using our cash flow from continuing operations, cash and cash equivalents, and the sale of assets to fund our business operations, debt amortization, and recurring capital expenditures.

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

Although the Company is currently in compliance with the terms of its Second Amended and Restated Credit Agreement, the Company’s Board has determined, based on an evaluation by management of the Company’s ability to satisfy all financial covenants in the credit agreement for 2015, not to declare or pay dividends on its Common Stock or Series A Preferred Stock for the first, second, or third quarters of 2015. In addition, the Board does not currently intend to declare or pay dividends on its Common Stock or Series A Preferred Stock for the remainder of 2015.

Commitments

The following table summarizes our contractual commitments as of September 30, 2015 (including future interest payments) (in thousands):

Contractual Obligations (1)	Total	2015	2016-2017	2018-2019	Thereafter

Long-Term Debt Obligations	$964,763	$27,780	$683,460	$189,621	$63,902
Interest Payments on Outstanding Debt Obligations	82,508	13,354	50,161	12,422	6,571
Operating Lease Obligations	35,048	775	4,612	2,840	26,821
Capital Lease Obligations	2,317	109	903	967	338
Purchase Obligations	876	876	-	-	-

Total (2)	$1,085,512	$42,894	$739,136	$205,850	$97,632

(1)	See Note 9 to the accompanying consolidated financial statements for a break out of fixed versus variable debt.
(2)	Excludes joint venture debt of $35.8 million that matures in December 2015 and September 2016, of which we are a 20.0% owner; $141.2 million that matures in July 2016, September 2016 and September 2018, of which we are a 30.0% owner; and $159.7 million that matures in June 2016, October 2018, September 2020 and October 2020, of which we are a 48.0% owner. We are the guarantor of these debt obligations. See Note 8 to the accompanying consolidated financial statements.

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

We are the guarantor of the construction and mortgage debt and revolving credit facilities of our ventures with HSRE and Beaumont. Detail of our unconsolidated investments at September 30, 2015 is presented in the following table (in thousands):

					Debt
							Weighted
			Number of				Average
	Our	Year	Properties In	Net Total	Amount		Interest
Unconsolidated Entities	Ownership	Founded	Operation	Investment	Outstanding		Rate		Maturity Date / Range
HSRE-Campus Crest VI, LLC	20.0%	2012	2	6,178	35,836	(3)	2.34	%(1)	12/19/2015 – 9/30/2016
HSRE-Campus Crest IX, LLC	30.0%	2013	1	19,196	96,158	(3)	2.39	%(1)	7/25/2016
HSRE-Campus Crest X, LLC	30.0%	2013	2	7,512	45,031	(3)	2.38	%(1)	9/06/2016 – 9/30/2018
CB Portfolio	48.0%	2013	5	45,249	159,686	(3)	5.05	%(2)	6/06/2016 – 10/01/2020
CSH Montreal	47.0%	2013	2	3,717	81,886	(3)	5.48	%(1)	1/13/2016
Total unconsolidated entities			12	$81,852	$418,597		4.00%

(1)	Variable interest rates.
(2)	Comprised of fixed rate debt.
(3)	The amount outstanding for debt represents 100% of the debt outstanding at each of the respective joint ventures in which the Company has varying ownership percentages. See Note 17 for a discussion of amounts of the outstanding debt in which the Company guarantees on behalf of certain of these joint ventures.

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

The following table presents a reconciliation of our FFO attributable to common stockholders to our net loss attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net loss attributable to common stockholders	$(14,692)	$(129,974)	$(21,002)	$(135,414)
Real estate related depreciation and amortization	18,359	6,590	64,555	20,175
Real estate related depreciation and amortization from unconsolidated entities	1,020	5,259	7,065	19,856
Loss (gain) on purchase of Copper Beech(1)	1,242	-	(26,793)	-
Gain on purchase of previously unconsolidated entity(2)	(6,370)	-	(6,370)	-
Gain on sale of land and unconsolidated entities(3)	(1,400)	-	(9,148)	-
FFO attributable to common stockholders(4)	$(1,841)	$(118,125)	$8,307	$(95,383)

(1)	Includes purchase of remaining interests in Copper Beech properties. (See Note 6 of the accompanying consolidated financial statements.)
(2)	Includes purchase of remaining interest in The Grove at Fayetteville, Arkansas, which was previously a part of HSRE V. (See Note 6 of the accompanying consolidated financial statements.)
(3)	Includes sale of land parcels and ownership interests in HSRE I, HSRE V, and HSRE VI. (See Note 7 of the accompanying consolidated financial statements.)
(4)	The fair value debt and purchase accounting adjustments included in equity in earnings related to Copper Beech were $1.9 million and $5.7 million for the three and nine months ended September 30, 2015, and $1.5 million and $5.1 million for the three and nine months ended September 30, 2014, respectively.

In addition to FFO attributable to stockholders, we believe it is also a meaningful measure of our performance to adjust FFO attributable to stockholders to exclude the transaction costs (including those within equity in earnings) and fair value of debt adjustments related to Copper Beech. Also excluded are write-offs, severance expense, discontinued operations, income tax, and impairments. Excluding these items adjusts FFO attributable to stockholders to be more reflective of operating results prior to capital replacement or expansion, debt amortization of principal, impairments, discontinued operations, or other commitments and contingencies. This measure is referred to herein as FFOA attributable to stockholders.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

FFO attributable to common stockholders	(1,841)	(118,125)	8,307	(95,383)
Elimination of transaction costs(5)	758	286	3,890	2,331
Elimination of fair value debt and purchase accounting adjustments related to Copper Beech(6)	(1,925)	(1,539)	(5,690)	(5,058)
Elimination of write-off of other assets(7)	796	7,765	2,162	7,765
Elimination of severance(8)	-	720	570	720
Elimination of discontinued operations(9)	-	5,506	1,157	3,191
Elimination of income tax expense	164	1,131	164	731
Elimination of impairment of unconsolidated entities(10)	-	50,866	-	50,866
Elimination of effect of not exercising Copper Beech purchase option(11)	-	34,047	-	34,047
Elimination of impairment of land and pre-development costs(12)	-	29,790	-	29,790

Funds from operations adjusted (FFOA) attributable to common stockholders(13)	$(2,048)	$10,447	$10,560	$29,000

(5)	Includes costs incurred in connection with Copper Beech and CSH Montreal including our proportional share of costs incurred within the ventures.
(6)	Includes our proportionate share of non-cash fair value debt and other purchase accounting adjustments in our investment in Copper Beech accounted for under the equity method, as well as the fair value of debt adjustments for those Copper Beech properties consolidated during the nine months ended September 30, 2015.
(7)	During the three and nine months ended September 30, 2015, the Company recorded $0.8 million and $2.2 million of impairments of other assets related to various balance sheet adjustments, and $7.8 million for the three and nine months ended September 30, 2014, respectively.
(8)	We recognized severance expense of $0.6 million, of which $0.4 million relates to the acceleration of restricted shares. During the three and nine months ended September 30, 2014, the Company recognized $0.7 million of severance expense which was included in general and administrative expense.
(9)	In connection with the Company’s strategic repositioning initiatives, we discontinued all construction and development operations, which resulted in no income or loss, and a loss of $(1.2) million from discontinued operations for the three and nine months ended September 30, 2015 and a loss of $(5.5) million and $(3.2) million from discontinued operations for the three and nine months ended September 30, 2014.
(10)	During the quarter ended September 30, 2014, we recorded an impairment of $50.9 million for certain of our unconsolidated entities, including $28.3 million related to HSRE I, HSRE V, HSRE VI, and HSRE X (the “HSRE Investments”) and $22.6 million related to our investment in CSH Montreal LP.
(11)	On August 18, 2014, the company elected not to exercise the first purchase option to acquire additional interests in the properties comprising the CB portfolio. As a result, we incurred a one-time non-cash charge of $34.0 million.
(12)	In connection with exiting the construction and development businesses, during the quarter ended September 30, 2014, we recorded impairment for land and pre-development costs of $29.8 million, based on their estimated fair values obtained from third-party appraisals.
(13)	FFOA attributable to common shareholders for the three months ended September 30, 2015 is a negative amount primarily due to the following: general and administrative expenses were $5.2 million higher than the same period in 2014; student housing revenue decreased by $2.9 million over the same period last year related to a revenue lease term adjustment which was recorded during the three months ended September 30, 2015 compared to being recorded during the three months ended December 31, 2014; and turn costs were higher by $1.7 million compared to the same period in the prior year.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2015, our Revolving Credit Facility bears interest at a floating rate equal to, at our election, the Eurodollar Rate or the Base Rate (each as defined in our revolving credit facility) plus a spread. The spread for borrowing under the Revolving Credit Facility ranges from 1.75% to 2.50% for Eurodollar Rate based borrowing and from 0.75% to 1.50% for Base Rate borrowings, and the spread for the Term Loan ranges from 1.70% to 2.45% for Eurodollar Rate based borrowing and from 0.70% to 1.45% for Base Rate based borrowings. At September 30, 2015, the spread on our Revolving Credit Facility and Term Loan was 2.70% and 2.65%, respectively.

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of September 30, 2015, $463.6 million of our aggregate indebtedness (47.7% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 1.0%, interest cost would increase or decrease, depending on rate movement, future earnings and cash flows by $4.6 million, assuming that the amount outstanding under our variable rate debt remains at $463.6 million, the balance as of September 30, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our management concluded that our disclosure controls and procedures for the periods covered by this report were not effective, as of September 30, 2015, because of the material weaknesses in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 1, 2015 (the “2014 Form 10-K”). Management has concluded that the material weaknesses that were present at December 31, 2014, March 31, 2015 and June 30, 2015 were also present at September 30, 2015.

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in the 2014 Form 10-K, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, fairly present our financial condition, results of operations and cash flows in all material respects.

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

In connection with these efforts, in April 2015 our Board of Directors engaged Alvarez & Marsal North America, LLC (“Alvarez & Marsal”), a leading management consulting firm, and appointed David Coles and John Makuch, both Managing Directors at Alvarez & Marsal, as our interim Chief Executive Officer and our interim Chief Financial Officer, respectively. At the time of filing, we have engaged McGladrey LLP to provide an internal audit function and additional support to the management team and the Audit Committee with respect to the internal control remediation initiatives. Our management believes the remediation measures described in the 2014 Form 10-K will remediate the identified material weaknesses and strengthen our internal control over financial reporting. As management continues to evaluate and work to improve our internal control over financial reporting, it may be determined that additional measures must be taken to address the material weaknesses identified in Part II, Item 9A of the 2014 Form 10-K, or it may be determined that we need to modify certain of the remediation measures described in the 2014 Form 10-K.

Changes in Internal Control over Financial Reporting

We plan to take actions to remediate the material weaknesses related to our internal control over financial reporting, as described above. However, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation Relating to the Proposed Merger

The information set forth in “Litigation Relating to the Proposed Merger” in Note 18 (Subsequent Events) to the accompanying consolidated financial statements is incorporated herein by reference.

Other Litigation

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

If our Merger with affiliates of HSRE is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

On October 16, 2015, the Company, HSRE Quad Merger Parent, LLC, a Delaware limited liability company (“Parent”), HSRE Quad Merger Sub, LLC, a Maryland limited liability company (“Merger Sub”), and CCGSR, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger that provides for the acquisition of the Company by Parent (such agreement, as it may be amended from time to time, the “Merger Agreement”). Upon the terms and subject to the conditions of the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”). Parent is an affiliate of HSRE. If the Merger is consummated, stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In addition, in the absence of the Merger, the Company could have various opportunities to enhance its value, including, but not limited to, entering into a transaction that values the shares of common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger is completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the Merger.

Failure to complete the Merger could negatively affect the value of the Company’s common stock and its future business and financial results.

If the Merger is not completed, the Company’s ongoing business could be adversely affected, and it would be subject to a variety of risks associated with the failure to complete the Merger, including the following:

•	being required, under certain circumstances, to pay the Parent a termination fee $5 million or reimburse Parent’s transaction expenses up to $1 million, which reimbursement would reduce any termination fee subsequently payable by the Company on a dollar-for-dollar basis;

•	incurrence of substantial costs in connection with the proposed Merger and related transactions, such as legal, accounting, financial advisory, filing, printing and mailing fees;

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger; and

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger.

If the Merger is not completed, these risks could materially affect the Company’s business and financial results and the price of its common stock. Moreover, if the Merger fails to occur, under certain circumstances, Parent’s liability is limited to the payment of a $10 million reverse termination fee.

The outcomes of legal proceedings commenced since the announcement of the Merger are uncertain and could delay the completion of the Merger and have an adverse effect on the results of our operations.

One of the conditions to the closing of the Merger is that no injunction, judgment or other order by any court or other governmental entity shall be in effect that restrains, enjoins or otherwise prohibits or makes illegal the consummation of the Merger. Following the announcement of the Merger, certain law firms specializing in stockholder lawsuits announced investigations of our Board of Directors for breaches of fiduciary duty and other violations of state law in connection with the Merger. We and our Board of Directors have been named as defendants in putative class action lawsuits filed on behalf of named plaintiffs and other stockholders in the Circuit Court for Baltimore County, Maryland, challenging the proposed Merger and seeking, among other things, to enjoin the Merger. Descriptions of these lawsuits are set forth in “Litigation Relating to the Proposed Merger” in Note 18 (Subsequent Events) to the accompanying consolidated financial statements and are incorporated herein by reference. If a plaintiff in one of those cases or any other litigation that may be filed in the future is successful in obtaining an injunction prohibiting the completion of the Merger on the terms contemplated by the Merger Agreement, the injunction may temporarily or permanently prevent the completion of the Merger. If completion of the Merger is prevented or delayed, it could result in substantial costs to us. In addition, we could incur significant costs in connection with the lawsuits, including costs associated with indemnifying our directors and officers, which could have an adverse impact on our financial results, cash flows and financial condition.

The pendency of the Merger could adversely affect the Company’s business and operations.

Prior to consummation of the Merger, some of the Company’s residents, colleges and universities or vendors may delay or defer decisions with respect to their business with the Company, which could negatively affect revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with Parent following the Merger, which may materially adversely affect the Company’s ability to attract and retain key personnel during the pendency of the Merger. In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Merger to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit, initiate, knowingly encourage or facilitate any acquisition proposal. With respect to any written, bona fide acquisition proposal that the Company receives, Parent generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Company Board may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, the Company may be required to pay a termination fee of $5 million to Parent.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

The Merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Merger or adversely impact our ability to complete the transactions.

The completion of the Merger is subject to certain conditions, including, among others, the (i) receipt of the approval of the Merger and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of shares of the Company’s common stock outstanding and entitled to vote, (ii) approval of certain lenders of the Company relating to no less than eighty-five percent of the outstanding principal balance of the Company’s mortgage indebtedness held by such lenders, (iii) the consummation of the purchase of certain interests in the Operating Partnership, the purchase of interests in certain joint venture properties, and certain other matters, and (iv) other customary closing conditions set forth in the Merger Agreement. While it is currently anticipated that the Merger will be completed in the first quarter of 2016, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. If the Merger has not been consummated by March 31, 2016 (which date may be extended to May 31, 2016, if necessary to allow sufficient time to obtain lender consents), either the Company or Parent may terminate the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The Company had no defaults on senior securities. The following sets forth arrearage of the payment of dividends on preferred stock.

The holders of shares of the Company’s 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) are entitled to receive, when, as and if authorized by the board of Directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends at a rate of 8.00% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual rate of $2.00 per share). Such dividends on the Series A Preferred Stock will accrue and be cumulative from the date of original issue of the Series A Preferred Stock, and are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year.  The Board of Directors determined not to declare or pay dividends on its Series A Preferred Stock for the first, second or third quarter of 2015, so the dividends otherwise payable on such dates have accrued. As of September 30, 2015, the amount of the arrearage on the dividend payments of the Series A Preferred Stock was $9.2 million.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. EXHIBITS

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated October 16, 2015, by and among HSRE Quad Merger Parent, LLC, HSRE Quad Merger Sub, LLC, CCGSR, Inc. and Campus Crest Communities, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on October 19, 2015)

10.1	Waiver Extension of Required Lenders and Administrative Agent, dated as of August 28, 2015, by and among Campus Crest Communities Operating Partnership, LP, the Company, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q filed on September 29, 2015)

10.2	Amendment to Amended and Restated Employment Agreement, dated as of September 25, 2015, between Campus Crest Communities, Inc. and Aaron S. Halfacre (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 1, 2015)

31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: November 12, 2015

CAMPUS CREST COMMUNITIES, INC.

By:	/s/ John Makuch
John Makuch
Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated October 16, 2015, by and among HSRE Quad Merger Parent, LLC, HSRE Quad Merger Sub, LLC, CCGSR, Inc. and Campus Crest Communities, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on October 19, 2015)

10.1	Waiver Extension of Required Lenders and Administrative Agent, dated as of August 28, 2015, by and among Campus Crest Communities Operating Partnership, LP, the Company, Citibank, N.A. and the other parties thereto (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q filed on September 29, 2015)

10.2	Amendment to Amended and Restated Employment Agreement, dated as of September 25, 2015, between Campus Crest Communities, Inc. and Aaron S. Halfacre (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on October 1, 2015)

31.1*	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Campus Crest Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.